Form 10-Q
period 2000-09-30
OPLINK COMMUNICATIONS INC
filed 2000-11-13
CIK 1022225

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-31581

                          OPLINK COMMUNICATIONS , INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                             No. 77-0411346
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                   3469 North First Street, San Jose, CA 95134
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (408) 433-0606


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    No X
                                               ---   ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                       Yes    No
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         CLASS                                OUTSTANDING AS OF OCTOBER 31, 2000
     ------------                             ----------------------------------
     Common Stock                                         157,390,396

================================================================================

                           OPLINK COMMUNICATIONS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

       Condensed Consolidated Balance Sheet -
          September 30, 2000 and June 30, 2000...............................................................3

       Condensed Consolidated Statement of Operations -
          Three months ended September 30, 2000 and 1999.....................................................4

       Condensed Consolidated Statement of Cash Flows -
          Three months ended September 30, 2000 and 1999.....................................................5

       Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................27

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................27

Item 2.   Changes in Securities and Use of Proceeds.........................................................28

Item 3.   Defaults Upon Senior Securities...................................................................29

Item 4.   Submission of Matters to a Vote of Security Holders...............................................29

Item 5.   Other Information.................................................................................29

Item 6.   Exhibits and Reports on Form 8-K..................................................................29

SIGNATURES..................................................................................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           OPLINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,     JUNE 30,
                                                                                      -------------   ------------
                                                                                           2000           2000
                                                                                      -------------   ------------
ASSETS                                                                                                      (1)
Current assets:
    Cash and cash equivalents                                                           $  57,765       $   26,665
    Accounts receivable, net                                                               18,417           10,100
    Inventories                                                                            13,567           11,308
    Prepaid expenses                                                                        6,166            3,974
    Deferred tax assets                                                                     1,080            1,080
                                                                                      -------------   ------------
       Total current assets                                                                96,995           53,127
Property and equipment, net                                                                33,880           21,270
Intangible assets                                                                          19,228           20,600
Other assets                                                                                1,304              935
                                                                                      -------------   ------------
       Total assets                                                                     $ 151,407       $   95,932
                                                                                      -------------   ------------

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $  15,050       $   15,188
    Accrued liabilities                                                                    10,712            6,767
    Current portion of capital lease obligations                                            1,308              419
    Borrowings under the line of credit                                                       783              135
                                                                                      -------------   ------------
       Total current liabilities                                                           27,853           22,509

Capital lease obligations, non current                                                      2,814            1,267
Convertible note payable                                                                   50,000                -
Deferred tax liability                                                                      2,958            2,958
                                                                                      -------------   ------------
       Total liabilities                                                                   83,625           26,734
                                                                                      -------------   ------------

Convertible Preferred Stock                                                                58,373           58,373
                                                                                      -------------   ------------

Commitments and contingencies (Note 7)

Stockholders' equity:
    Common Stock                                                                               28               24
    Additional paid-in capital                                                             86,058           61,253
    Deferred stock compensation                                                           (33,519)         (17,986)
    Accumulated deficit                                                                   (43,158)         (32,466)
                                                                                      -------------   ------------
       Total stockholders' equity                                                           9,409           10,825
                                                                                      -------------   ------------
            Total liabilities, convertible preferred stock
              and stockholders' equity                                                  $ 151,407       $   95,932
                                                                                      =============   ============

(1) The June 30, 2000 consolidated balance sheet has been derived from audited financial statements at that date.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2000              1999
                                                                       -------------      ------------
Revenues                                                                 $ 32,277           $  4,432
Cost of revenues                                                           24,587              3,274
                                                                       -------------      ------------

Gross profit                                                                7,690              1,158
                                                                       -------------      ------------

Operating expenses:
     Research and development                                               3,619                218
     Sales and marketing                                                    2,368                311
     General and administrative                                             2,693                719
     Amortization of deferred compensation*                                 8,731                529
     Amortization of goodwill                                                 983                  -
                                                                       -------------      ------------
         Total operating expenses                                          18,394              1,777
                                                                       -------------      ------------

Loss from operations                                                      (10,704)              (619)
Interest and other income, net                                                 12                 35
                                                                       -------------      ------------

Net loss                                                                 $(10,692)          $   (584)
                                                                       -------------      ------------

Basic and diluted net loss per share                                     $  (0.40)          $  (0.26)
                                                                       -------------      ------------

Basic and diluted weighted average shares outstanding                      26,817              2,286
                                                                       -------------      ------------

Pro forma basic and diluted net loss per share                           $      -           $      -
                                                                       -------------      ------------

Pro forma basic and diluted weighted average shares                       138,104             90,147
                                                                       -------------      ------------

*Amortization of deferred compensation:
     Cost of revenues                                                    $  1,353           $    156
     Research and development                                               1,405                110
     Sales and marketing                                                      603                 90
     General and administrative                                             5,370                173
                                                                       -------------      ------------
                                                                         $  8,731           $    529
                                                                       =============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (10,692)        $   (584)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property and equipment                   1,147              194
         Amortization of goodwill and intangible assets                            1,372                -
         Amortization of deferred compensation                                     8,731              529
         Donation of shares of common stock                                          100                -
         Change in assets and liabilities:
           Accounts receivable                                                    (8,317)            (231)
           Inventories                                                            (2,259)          (2,604)
           Prepaid expenses                                                       (2,192)            (403)
           Other assets                                                             (369)              21
           Accounts payable                                                         (138)              28
           Accrued liabilities                                                     3,945              173
                                                                             ------------      ------------
               Net cash used in operating activities                              (8,672)          (2,877)
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           (11,125)            (694)
                                                                             ------------      ------------
               Net cash used in investing activities                             (11,125)            (694)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Convertible Preferred Stock                              -            2,290
    Proceeds from issuance of Common Stock upon the
      exercise of options, net of repurchases                                        445                -
    Proceeds from issuance of convertible note payable                            50,000                -
    Proceeds from borrowings under line of credit                                    648              135
    Repayment of capital lease obligations                                          (196)               -
                                                                             ------------      ------------
               Net cash provided by financing activities                          50,897            2,425
                                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents                              31,100           (1,146)

Cash and cash equivalents, beginning of year                                      26,665            4,757
                                                                             ------------      ------------

Cash and cash equivalents, end of year                                         $  57,765         $  3,611
                                                                             ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest expense                           $      54         $      3
                                                                             ------------      ------------
    Cash paid during the period for income taxes                               $   1,080         $      -
                                                                             ------------      ------------

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital lease                        $   2,632         $      -
                                                                             ------------      ------------
    Deferred compensation related to Common Stock
      option grants to employees                                               $  24,264         $  1,213
                                                                             ------------      ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           OPLINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS. Oplink Communications, Inc. ("Oplink" or the "Company") designs, manufactures and markets fiber optic components and integrated optical modules that increase the performance of optical networks. The Company provides a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995 and began shipping its products for sale in 1996. In April 1999, the Company established manufacturing operations in Zhuhai, China. In April 2000, the Company acquired Telelight Communication Inc., a designer and manufacturer of passive fiber optic components in Sunnyvale, California and Fuzhou, China. In May and September 2000, the Company established additional manufacturing operations in Beijing and Shanghai, China, respectively. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

2. BASIS OF PRESENTATION. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2000 included in the Company's Registration Statement on Form S-1 declared effective by the SEC on October 3, 2000.

     In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and its cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the period presented are not necessarily indicative of those that may be expected for the full year.

3. NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE. The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of: (a) the Company's Series A, B, C, D, and E redeemable convertible preferred stock as if such conversion had occurred as of the later of the beginning of each period presented or the date of issuance; and (b) the convertible promissory note payable to Cisco Systems, Inc. into shares of the Company's common stock, as if such conversion had occurred at the date of original issuance, August 28, 2000. The actual conversions were effective upon the closing of Oplink's initial public offering which occurred on October 10, 2000. The following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               2000            1999
                                                                                           ------------    ------------
NUMERATOR:
     Net loss attributable to holders of Common Stock                                        $ (10,692)      $    (584)
                                                                                           ============    ============
DENOMINATOR:
     Weighted average shares outstanding                                                        26,817           2,286
                                                                                           ------------    ------------
Denominator for basic and diluted calculations                                                  26,817           2,286
                                                                                           ============    ============

Net loss per share:
     Basic and diluted                                                                       $   (0.40)      $   (0.26)
                                                                                           ============    ============


Antidilutive securities including options, warrants,
     preferred shares and shares per convertible note payable
     not included in net loss per share calculation                                            132,308         108,474
                                                                                           ============    ============

PRO FORMA:
     Shares used in computing basic and diluted calculations                                    26,817           2,286
     Weighted average number of shares assumed upon
                 conversion of shares per convertible note payable and
                 conversion of redeemable convertible preferred stock                          111,287          87,861
                                                                                           ------------    ------------
     Shares used in computing pro forma basic and diluted
                 net loss per share                                                            138,104          90,147
                                                                                           ============    ============

     Pro forma basic and diluted net loss per share                                          $       -       $       -
                                                                                           ============    ============

4. INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

                                                                                      SEPTEMBER 30,    JUNE 30,
                                                                                          2000           2000
                                                                                      -------------  ------------
INVENTORIES:
     Raw materials                                                                      $  4,394       $  6,995
     Work-in-process                                                                       7,581          3,038
     Finished goods                                                                        1,592          1,275
                                                                                      -------------  ------------

                                                                                        $ 13,567       $ 11,308
                                                                                      =============  ============

5. RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's operations or financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material impact on the Company's financial position.

6. SUBSEQUENT EVENTS. On October 10, 2000, the Company sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued through the exercise of the underwriter's over-allotment option, resulting in net proceeds to the Company of approximately $263.7 million, before offering expenses of approximately $1.2 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems, Inc. was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share.

7. CONTINGENCIES. In November 1999, a lawsuit was filed against the Company alleging patent infringement related to the manufacture and sale of fiber optic products which generated a majority of the Company's revenues for the quarters ended September 30 and June 30, 2000 and the year ended June 30, 2000.

     In June 2000, a lawsuit was filed against the Company and Telelight Communication Inc., alleging patent infringement relating to the manufacture of and offer to sell various fiber optic products.

     In both lawsuits, the plaintiffs are seeking damages and injunctive relief. An unfavorable ruling in these matters would have a material adverse effect on the Company's financial condition and reported results of operations. The Company, with the assistance of its legal counsel, intends to vigorously defend its position in both matters. However, because of the considerable uncertainties that exist, the impact, if any, on the Company cannot now be reasonably estimated based on facts currently available to management. Accordingly, the Company has determined that it would be inappropriate to book an accrual with respect to these litigation matters in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Risk Factors." We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

     We design, manufacture and market fiber optic components and integrated optical modules that increase the performance of optical networks. We provide a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. We were incorporated in September 1995 and began shipping product for sale in the second half of 1996. In April 1999, we established manufacturing operations in Zhuhai, China. In April 2000, we acquired Telelight Communication Inc. ("Telelight"), a designer and manufacturer of fiber optic components with operations in Sunnyvale, California and Fuzhou, China. In May and September 2000, the Company established additional manufacturing operations in Beijing and Shanghai, China, respectively.

     We generate revenues from the sale of fiber optic components and integrated optical modules. To date, we have developed over 20 types of primary components. In addition, we have integrated these components through various combinations and are able to provide over 100 customized solutions to our customers. Our products are generally categorized into the following four major groups: wavelength expansion, optical amplification, wavelength performance monitoring and protection, and optical switching. The vast majority of our revenues are derived from our wavelength expansion products, in particular, dense wavelength division multiplexers, or DWDMs, and noise reduction filters.

     We have recorded aggregate deferred stock compensation of $57.9 million through September 30, 2000, which represents the difference between the exercise price of options granted through September 30, 2000 and the estimated fair value of the underlying stock on the date of grant. We expensed $3.0 million during the year ended June 30, 1999, $12.7 million during the year ended June 30, 2000 and $8.7 million during the three months ended September 30, 2000. The remaining $33.5 million will be expensed in future periods generally over a four-year vesting period. While this expense has increased our net loss, it has had no impact on our cash flows.

Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenues. Revenues increased $27.8 million, or 628%, from $4.4 million for the three months ended September 30, 1999 to $32.3 million for the three months ended September 30, 2000. This increase in revenues was primarily due to increased shipments of our existing wavelength expansion products and optical amplification products to existing customers and to a lesser extent shipments of new products. This increase was partially offset by a decrease in the average selling price of some of our products.

     Gross Profit. Gross profit increased $6.5 million, or 564%, from $1.2 million for the three months ended September 30, 1999 to $7.7 million for the three months ended September 30, 2000. This resulted in a decrease in gross margin from 26.1% to 23.8%. The decrease in our gross margin was primarily due to decreases in the average selling price of some of our products, additional excess and obsolete inventory reserves and manufacturing inefficiencies associated with the rapid expansion of our manufacturing capacity. Manufacturing overhead costs associated with the expansion of our manufacturing operations both domestically and internationally increased
$4.7 million, excluding amortization of deferred compensation. The gross margin decrease was partially offset by yield improvements and economies of scale resulting from higher production volumes. We are implementing programs both domestically and internationally to further improve yields for our products. There can be no assurance that these programs will be successful in increasing our gross margin. Additionally, we are planning continued rapid expansion to support the anticipated growth in our worldwide markets. Additional spending related to this expansion may offset any gross margin improvement due to yield improvements and volume manufacturing efficiencies.

     Research and Development. Research and development expenses increased $3.4 million, or 1560%, from $218,000 for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. The increase in research and development expenses was primarily due to costs associated with the substantial increase in personnel and personnel-related costs, an increase in prototype expenses for the design and development of new products as well as significant improvements to existing products and an increase in occupancy costs due to expansion of facilities both internationally and domestically. Research and development expenses, including amortization of deferred compensation, increased $4.7 million, or 1432%, from $328,000 for the three months ended September 30, 1999 to $5.0 million for the three months ended September 30, 2000. We expect our research and development expenses to increase in dollar amounts but decrease as a percentage of revenues as we continue to develop new products and improve existing products.

     Sales and Marketing. Sales and marketing expenses increased $2.1 million, or 661%, from $311,000 for the three months ended September 30, 1999 to $2.4 million for the three months ended September 30, 2000. The increase in sales and marketing expenses was primarily due to costs associated with the substantial increase in sales and marketing personnel and personnel-related costs, commissions to our internal and external sales representatives and tradeshow, advertising and other customer-related costs. Sales and marketing expenses, including amortization of deferred compensation, increased $2.6 million, or 641%, from $401,000 for the three months ended September 30, 1999 to $3.0 million for the three months ended September 30, 2000. We expect our sales and marketing expenses to increase in dollar amounts but decrease as a percentage of revenues as we add additional sales personnel and related costs to support our selling efforts. Additionally, we expect to record selling and marketing expenses of $8.8 million in the second quarter of fiscal 2001, representing the fair value of the discount feature of the convertible note payable to Cisco Systems, Inc.

     General and Administrative. General and administrative expenses increased $2.0 million, or 275%, from $719,000 for the three months ended September 30, 1999 to $2.7 million for the three months ended September 30, 2000. The increase in general and administrative expenses was primarily due to costs associated with the substantial increase in personnel and personnel-related costs, start up costs in China and occupancy costs. General and administrative expenses, including amortization of deferred compensation, increased $7.2 million, or 804%, from $892,000 for the three months ended September 30, 1999 to $8.1 million for the three months ended September 30, 2000. We expect our general and administrative expenses to increase in dollar amounts but decrease as a percentage of revenues as we establish the infrastructure to support our growing operations and due to the reporting requirements imposed on a public company.

     Amortization of Deferred Compensation. Through September 30, 2000, we had recorded an aggregate of $57.9 million in deferred compensation. Amortization of deferred compensation expenses increased $8.2 million, or 1550%, from $529,000 for the three months ended September 30, 1999 to $8.7 million for the three months ended September 30, 2000.

     Amortization of Goodwill. Amortization of goodwill of $1.0 million for the three months ended September 30, 2000 represents charges incurred as a result of our acquisition of Telelight in April 2000.

     Interest and Other Income (Expense), Net. Interest and other income (expense) for the three months ended September 30, 1999 was $35,000 of income as compared to $12,000 of income for the three months ended September 30, 2000. This decrease in income is due to larger cash balances from the proceeds of our preferred stock financing in February 2000 and convertible note payable to Cisco Systems in August 2000 offset by interest expense on the convertible note payable.

     Provision for Income Taxes. We have a net deferred tax asset of $1.1 million as of September 30, 2000, which is net of a valuation allowance that reduces the gross deferred tax asset of $4.5 million to an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent the Company does not have a carryback right. Based on the Company's history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expected to be paid during fiscal 2001, which is related to a tax liability incurred during fiscal 2000, and represents the amount that management believes will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through venture capital and other issuances of our convertible preferred stock, which totaled $58.4 million in aggregate net proceeds through June 30, 2000. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note which automatically converted into 3,298,773 shares of common stock upon the closing of our public offering in October 2000. As of September 30, 2000, we had cash and cash equivalents of $57.8 million and working capital of $69.1 million.

     Our operating activities used cash of $8.7 million in the three months ended September 30, 2000. Cash used in operating activities was primarily attributable to a net loss incurred during the first quarter of fiscal 2001 of $10.7 million, an increase in accounts receivable of $8.3 million, an increase in inventories of $2.2 million, an increase in prepaid expenses of $2.2 million, an increase in other assets of $369,000 and a decrease in accounts payable of $138,000, partially offset by increases in accrued liabilities of $3.9 million, depreciation and amortization expense of $2.5 million, non-cash stock-based compensation amortization of $8.7 million and a non-cash donation of $100,000.

     Our investing activities used cash of $11.1 million in the three months ended September 30, 2000 primarily due to the purchase of property and equipment. During the next 12 months, we expect to use approximately $60.0 million for the expansion of our manufacturing facilities worldwide. We expect to use cash generated from our initial public offering for these expenditures.

    Our financing activities provided cash of $50.9 million in the three months ended September 30, 2000 primarily from the convertible promissory note payable to Cisco Systems of $50.0 million, proceeds from the issuance of common stock of $445,000, borrowings under our line of credit of $648,000 partially offset by repayment of lease obligations of $196,000.

     Our principal source of liquidity at September 30, 2000 consisted of $57.8 million in cash and cash equivalents. We believe that the proceeds from our initial public offering in October 2000, together with our current cash and cash equivalent balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's operations or financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material impact on the Company's financial position.

Risk Factors

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $24.9 million for the year ended June 30, 2000 and $10.7 million for the three months ended September 30, 2000. We have not achieved profitability on a quarterly basis. As of September 30, 2000, we had an accumulated deficit of $43.2 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not continue to grow, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top three customers together accounted for 68.9% of our revenues in the year ended June 30, 2000. The same top three customers together accounted for 69.8% of our revenues in the three months ended September 30, 2000. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

     Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. For example, we may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers could experience a downturn, which could result in significantly decreased sales to these customers and harm our results of operations. In this regard, Lucent has indicated that it may decrease and eventually discontinue incorporating one of our optical components into some of its products over the next two years. Lucent's purchases of this optical component in the year ended June 30, 2000 and the three months ended September 30, 2000 accounted for 28.3% and 11.1% of our revenues, respectively. Lucent may not introduce or sell significant quantities of other products that incorporate this optical component. Additionally, another of our top three customers has indicated that its rate of usage will significantly decline. These declines are offset by significant new orders and forecasted orders from a new top customer. Loss or cancellations of orders from, or any downturn in the business of, any of our customers could harm our revenues. Our dependence on a small number of customers may increase if the optical components industry and our target markets continue to consolidate.

BECAUSE WE DID NOT COMMENCE SALES OF OUR PRODUCTS UNTIL LATE 1996 AND ONLY RECENTLY BEGAN SELLING OUR PRODUCTS IN LARGE VOLUME, WE MAY BE UNABLE TO ACCURATELY FORECAST OUR REVENUES, AND OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

     We did not commence sales of our products until late 1996 and only recently began selling our products in large volume. As a result, it is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

     - fluctuations in demand for, and sales of, our products;

     - cancellations of orders and shipment rescheduling;

     - our ability to significantly expand our manufacturing capacity at our facilities in San Jose, California and China;

     - the availability of raw materials used in our products and increases in the price of these raw materials;

     - the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality we require;

     - our ability to achieve acceptable production yields;

     - the practice of communication equipment suppliers to sporadically place large orders with short lead times;

     - the mix of products and the average selling prices of the products we sell;

     - competitive factors, including introductions of new products and product enhancements by competitors, entry of new competitors into the optical networking components market and pricing pressures;

     - our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects;

     - costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party; and

     - economic conditions specific to the communications and related industries and the development and size of the markets for our products.

     Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in our stock price and the market price for our common stock might fall below the initial public offering price. It is likely that, in future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to decrease.

BECAUSE A HIGH PERCENTAGE OF OUR EXPENSES IS FIXED IN THE SHORT TERM, OUR OPERATING RESULTS ARE LIKELY TO BE HARMED IF WE EXPERIENCE DELAYS IN GENERATING AND RECOGNIZING REVENUES.

     A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we experience delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion that may not result in off-setting revenues until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO RAPIDLY EXPAND OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

     We manufacture all of our products in our facilities in San Jose, California and Zhuhai and Fuzhou, China and currently are expanding our manufacturing capacity at our San Jose and Zhuhai facilities. In May and September 2000, we established additional manufacturing operations in Beijing and Shanghai, China, respectively. We must devote significant resources to expand our manufacturing capacity, and our planned expansion will be expensive, will require management's time and may disrupt our operations. Additional risks associated with rapidly increasing manufacturing capacity include:

     - a lack of availability of manufacturing personnel;

     - difficulties in achieving adequate yields from new manufacturing lines;

     - inability to quickly implement an adequate set of financial controls to track levels of inventory;

     - our failure to acquire additional facilities in desirable locations on commercially reasonable terms; and

     - our inability to procure the necessary raw materials and equipment.

     We are just beginning to receive orders for significant quantities of products while simultaneously increasing our manufacturing capacity. Communications equipment suppliers typically require that their vendors commit to provide specified quantities of products over a given period of time. We could be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID EXPANSION OF OUR OPERATIONS, INCLUDING THE ANTICIPATED SIGNIFICANT INCREASE IN THE NUMBER OF OUR EMPLOYEES, OUR OPERATING RESULTS COULD BE HARMED.

     We currently operate facilities in San Jose, California and in China. We are continuing to expand the scope of our operations domestically and internationally and to increase the number of our employees significantly. We plan to hire a significant number of employees over the next several quarters in connection with the expansion of our manufacturing operations. The growth in employees and our operations, combined with the challenges of expanding and managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Any failure to effectively manage this expansion could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

     Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We are in the early stages of implementing automated manufacturing management systems, and at present most of the data, including some inventory levels, are tracked manually. The current limitations of our manufacturing management systems increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, in the first quarter of fiscal 2001 and the prior two quarters. As we grow, we will need to implement new systems, which we may fail to do on a timely basis. The risks associated with managing our inventory are increased by the fact that we ship products to our largest customer, Lucent, on a consignment basis, such that we carry the shipped products as inventory until Lucent accepts the products for use.

BECAUSE WE DEPEND ON THIRD PARTIES TO SUPPLY SOME OF OUR RAW MATERIALS AND EQUIPMENT, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE MATERIALS AND EQUIPMENT, WHICH COULD LIMIT OUR ABILITY TO FILL CUSTOMER ORDERS AND HARM OUR OPERATING RESULTS.

     We depend on third parties to supply the raw materials and equipment we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Difficulties in obtaining raw materials in the future may limit our product shipments.

     Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, are obtained from Nippon Sheet Glass, the sole supplier worldwide of GRIN lenses. Our failure to obtain these materials or other single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. In this regard, we experienced difficulties in obtaining GRIN lenses in the first quarter of fiscal 2001 and the prior two quarters, and we continue to experience such difficulties. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business.

     We also depend on a limited number of manufacturers and vendors that make and sell the complex equipment we use in our manufacturing process. In periods of high market demand, the lead times from order to delivery of this equipment could be as long as nine months. Delays in the delivery of this equipment or increases in the cost of this equipment could harm our operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Ciena Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, Lucent, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase, which recently acquired E-TEK Dynamics and announced its intended acquisition of SDL. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase, Lucent and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices.

     Several of our existing and potential customers are also current and potential competitors of ours. JDS Uniphase, for example, generated 10.6% and 9.7% of our revenues for the year ended June 30, 2000 and the quarter ended September 30, 2000, respectively. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and module suppliers will become increasingly important to our current and potential customers in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

     New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, or AWG, which is being developed by Lucent and NTT, and fiber bragg grating, or FBG, which is being developed by Ciena. If our competitors adopt new technologies before we do, we could lose market share and our business would suffer.

A SUBSTANTIAL PORTION OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN CHINA, WHICH EXPOSES US TO THE RISK THAT OUR FAILURE TO COMPLY WITH THE LAWS AND REGULATIONS OF CHINA, OR EVENTS IN THAT COUNTRY, WILL DISRUPT OUR OPERATIONS.

     A substantial portion of our manufacturing operations are located in China and are subject to the laws and regulations of China. We anticipate that a greater portion of our manufacturing operations will be located in China in the future. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local government may impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures. China's economy differs from the economies of many countries in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

     In addition, events out of our control in China, such as political unrest, war, labor strikes and work stoppages, could disrupt our operations. There currently is political tension between the United States and China, which could lead to a breakdown in trade relations. There is also significant tension between China and Taiwan, which could result in hostilities. If any of these events occurs, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

     Our operations in China also expose us to the following general risks associated with international operations:

     - difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

     - unexpected changes in regulatory or certification requirements for optical systems or networks;

     - disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

     - fluctuations in the value of currencies; and

     - economic instability.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR THE VAST MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

     Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for the vast majority of our revenues in the three months ended September 30, 2000 and the year ended June 30, 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs, and noise reduction filters. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

THE OPTICAL NETWORKING COMPONENT INDUSTRY IS EXPERIENCING DECLINING AVERAGE SELLING PRICES, WHICH COULD CAUSE OUR GROSS MARGINS TO DECLINE AND HARM OUR OPERATING RESULTS.

     The optical networking component industry is experiencing declining average selling prices, or ASPs, as a result of increasing competition and greater unit volumes as communications service providers continue to deploy fiber optic networks. We anticipate that ASPs will continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers and greater manufacturing efficiencies achieved through increased automation in the manufacturing process. These ASP declines have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.

OUR FAILURE TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS IN A COST-EFFECTIVE MANNER COULD DELAY PRODUCT SHIPMENTS TO OUR CUSTOMERS AND HARM OUR OPERATING RESULTS.

     Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and harm our operating results. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, quality of workmanship and our manufacturing processes. Our or our suppliers' inadvertent use of defective materials could significantly reduce our manufacturing yields. Furthermore, because of the large labor component in and complexity of the manufacturing process, quality of workmanship is critical to achieving acceptable yields. We cannot assure you that we will be able to hire and train a sufficient number of qualified personnel to cost-effectively produce our products with the quality and in the quantities required by our customers. Changes in our manufacturing processes or those of our suppliers could also impact our yields. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our manufacturing yield goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation in order to increase our gross margins and help achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins or fully satisfy customer demands.

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL DEPLOYMENT OF A CUSTOMER'S EQUIPMENT, WHICH COULD RESULT IN A LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION AND SUBSTANTIAL COSTS.

     Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. Errors, defects, incompatibilities or other problems with our products could result in:

     - loss of customers;

     - loss of or delay in revenues;

     - loss of market share;

     - damage to our brand and reputation;

     - inability to attract new customers or achieve market acceptance;

     - diversion of development resources;

     - increased service and warranty costs;

     - legal actions by our customers; and

     - increased insurance costs.

     If any of these occur, our operating results could be harmed.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 12 patents and have 20 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE ARE CURRENTLY DEFENDANTS IN TWO PATENT DISPUTES AND MAY BE INVOLVED IN OTHER INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT'S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

     Participants in the communications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors and academic institutions. We have no means of knowing that a patent application has been filed in the United States until the patent is issued. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us.

     In November 1999, E-TEK Dynamics filed a lawsuit against us in the United States District Court for the Northern District of California alleging infringement of E-TEK's patent relating to fiber optic couplers based on our manufacture and sale of our DWDM products. E-TEK seeks an award for damages and injunctive relief. Our DWDM products generated a majority of our revenues for the year ended June 30, 2000 and the first fiscal quarter ended September 30, 2000. An adverse ruling in this matter would materially adversely affect our financial condition. JDS Uniphase, which accounted for 10.6% and 9.7% of our revenues for the year ended June 30, 2000 and the quarter ended September 30, 2000, respectively, recently acquired E-TEK. While we do not currently believe that the E-TEK lawsuit will materially harm our supplier relationship with JDS Uniphase, primarily because the products we sell to JDS Uniphase are not subjects of the lawsuit, the ultimate impact of the lawsuit on our business cannot be determined at this time. In addition, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. Chorum seeks an award for damages and injunctive relief.

     Defending these lawsuits, and any additional litigation to which we may become a party in the future as a result of alleged infringement of others' intellectual property, will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with either of these matters, or any other intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

     - stop selling, incorporating or using our products that use the challenged intellectual property;

     - pay substantial money damages; or

     - redesign the products that use the technology.

     Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT ACHIEVE MARKET ACCEPTANCE, SALES OF OUR PRODUCTS COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

     The communications industry is characterized by rapid technological changes, frequent new product introductions, changes in customer requirements and evolving industry standards. As a result, our products could quickly become obsolete as new technologies are introduced and incorporated into new and improved products. Our future success depends on our ability to anticipate market needs and to develop products that address those needs. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. In this regard, we are currently developing bandwidth creation products as well as bandwidth management products. If the development of these products or any other future products takes longer than we anticipate, or if we are unable to develop and introduce these products to market, our revenues could suffer and we may not gain market share. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance.

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING RAPID CONSOLIDATION AND REALIGNMENT AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS, THEREBY REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

     We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. Trends that are currently driving growth in the communications industry may not continue in a manner favorable to us and technological or other developments in the communications industry may not favor growth in the markets served by our products. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

     The communications industry is also experiencing rapid consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic and wireless communications networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that harms our business.

BECAUSE NONE OF OUR CUSTOMERS ARE OBLIGATED TO PURCHASE OUR PRODUCTS, THEY MAY AND DO CANCEL OR DEFER THEIR PURCHASES ON SHORT NOTICE AND AT ANY TIME, WHICH COULD HARM OUR OPERATING RESULTS.

     We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

     - may stop purchasing our products at any time without penalty;

     - are free to purchase products from our competitors;

     - are not required to make minimum purchases; and

     - may and do cancel orders that they place with us.

     Sales to any single customer may vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customer purchase orders have varied significantly from quarter to quarter. Our customers base their purchase orders on a decision to deploy their systems in a particular geographic area and may not order additional products until they make their next major deployment decision. This means that customers who account for a significant portion of our revenues in one quarter may not place any orders in the succeeding quarter, which makes it difficult to forecast revenue in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY HARM OUR OPERATING RESULTS.

     Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing, research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers, particularly Joseph Y. Liu, our Chief Executive Officer, Frederick R. Fromm, our President, Haiguang Lu, our Senior Vice President, Worldwide Manufacturing Operations, and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

     As a result of the expansion of our operations, we must hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, many of the members of our management team have just recently joined our company. Mr. Jingyu Xu, Senior Vice President of Engineering, joined us in November 1999, Mr. Bruce Horn, our Chief Financial Officer, joined us in April 2000, Mr. Frederick R. Fromm, our President, joined us in July 2000, Messrs. Jeff Friedman, our General Counsel, and Daryl Eigen, our Vice President of Sales and Marketing, joined us in August 2000, and Mr. Robert T. Ku, our Senior Vice President of Technology, joined us in October 2000. If our new management team does not work effectively together, it could seriously harm our business.

BECAUSE SOME OF OUR THIRD-PARTY SALES REPRESENTATIVES AND DISTRIBUTORS CARRY PRODUCTS OF ONE OR MORE OF OUR COMPETITORS, THEY MAY NOT RECOMMEND OUR PRODUCTS OVER COMPETITORS' PRODUCTS.

     A majority of our revenues are derived from sales through our domestic and international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and generally are compensated on a commission basis. We expect that we will continue to rely on our independent sales representatives and distributors to market, sell and support many of our products. Some of our third-party sales representatives and distributors carry products of one or more of our competitors. As a result, these sales representatives and distributors may not recommend our products over competitors' products.

IF WE DO NOT EXPAND OUR SALES ORGANIZATION, WE MAY FACE DIFFICULTIES IN INCREASING MARKET AWARENESS AND SALES OF OUR PRODUCTS, WHICH COULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     We currently have a small sales force. We will need to hire additional qualified sales personnel domestically and internationally to increase market awareness and sales of our products. Competition for qualified sales personnel in our industry is intense and we might not be able to hire and train the kind and number of sales personnel we need to be successful. If we are unable to expand our sales organization, we may not be able to increase market awareness or sales of our products, which could prevent us from achieving and maintaining profitability.

BECAUSE SOME OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES, WE FACE THE RISK THAT A LARGE EARTHQUAKE COULD HARM OUR OPERATIONS.

     A substantial portion of our manufacturing operations are located in San Jose, California, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. A large earthquake in the San Jose area could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD SUBJECT US TO
LIABILITY.

     Our failure to comply with a variety of federal, state and local laws and regulations in the United States and China could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries. These laws and regulations may require licenses for the export of some of our products to, and disclosure of our technology in, some countries, including China, and disclosure of our technology to a number of our employees who are foreign citizens. We have filed two applications to obtain commodity classifications confirming that we may export our products and disclose our technologies to foreign countries, including China, and citizens, including Chinese nationals, without export licenses. In the event these classifications are not obtained, we have alternatively filed an application to obtain a license permitting us to disclose our technology to a specified employee. We cannot assure you that we will obtain these classifications or licenses. Furthermore, the Department of Commerce has initiated an inquiry as to whether one of our employees received information in violation of licensing requirements. We may be found to have violated export restrictions with respect to this individual and other individuals, which could result in criminal, civil and administrative penalties, including the denial of export privileges. Depending on the outcome of the pending applications, additional applications for licenses and other approvals may be required. We cannot provide any assurances that such applications will be approved. If any or all of the applications are not approved, our ability to satisfy contractual commitments and achieve financial projections may be harmed, our manufacturing operations may be impaired, and we may face additional adverse consequences due to our noncompliance with these laws and regulations.

     In addition, we are subject to laws relating to the storage, use, discharge and disposal of toxic or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. While we believe that we are currently in compliance in all material respects with these laws and regulations, if we fail to store, use, discharge or dispose of hazardous materials appropriately, we could be subject to substantial liability or could be required to suspend or adversely modify our manufacturing operations. In addition, we could be required to pay for the cleanup of our properties if they are found to be contaminated, even if we are not responsible for the contamination.

     We employ a number of foreign nationals in our U.S. operations and as a result we are subject to various laws related to the status of those employees with the Immigration and Naturalization Service. Our failure to comply with the forgoing laws or any other laws and regulations could subject us to liability.

BECAUSE THE OPTICAL COMPONENTS INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

     The optical components industry is capital intensive, and expansion of our manufacturing facilities, the development and marketing of new products and the hiring and retention of personnel will require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical networking components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

BECAUSE THE OPTICAL COMPONENTS INDUSTRY IS EVOLVING RAPIDLY AND HIGHLY COMPETITIVE, OUR STRATEGY INVOLVES ACQUIRING OTHER BUSINESSES AND TECHNOLOGIES TO GROW OUR BUSINESS. IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR TECHNOLOGIES, OUR OPERATING RESULTS MAY BE HARMED.

     The optical components industry is evolving rapidly and highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management's time and other resources or disrupt our operations. Future acquisitions could result in:

     - additional operating expenses without additional revenues;

     - potential dilutive issuances of equity securities;

     - the incurrence of debt and contingent liabilities;

     - amortization of goodwill and other intangibles;

     - research and development write-offs; and

     - other acquisition-related expenses.

     Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations, and we may not receive the intended benefits of any future acquisition or joint venture.

RISKS RELATED TO OUR COMMON STOCK

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AFTER OUR INITIAL PUBLIC OFFERING IN OCTOBER 2000 BY OUR STOCKHOLDERS AND THESE SALES COULD CAUSE OUR STOCK PRICE TO DECLINE.

     At September 30, 2000, our current stockholders held 141,549,853 shares of our common stock and common stock equivalents, including shares issuable upon conversion of outstanding preferred stock upon consummation of our initial public offering in October 2000. In addition, at September 30, 2000, options to purchase an aggregate of 26,021,978 shares were outstanding and warrants to purchase an aggregate of 348,904 shares were outstanding. Our executive officers, directors and stockholders holding an aggregate of 138,669,269 shares of our common stock, or 98.0% of our total outstanding shares as of September 30, 2000, have executed lock-up agreements that prevent them from selling or otherwise disposing of our common stock for a period of 180 days from October 3, 2000, the date of our initial public offering. These lock-up agreements will expire on April 2, 2001, and an aggregate of 138,669,269 shares will be "restricted securities" as defined in Rule 144. These restricted securities may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701 or another exemption under the Securities Act. In addition, Cisco and the holders of outstanding preferred stock are entitled to registration of their shares of common stock and the shares of common stock issuable upon conversion of their preferred stock under certain circumstances.

     Sales of a substantial number of shares of our common stock after our offering could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock in the future at a price that we deem appropriate.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US AFTER OUR OFFERING AND COULD DELAY A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     Our current executive officers, directors and their affiliates will own, in the aggregate, as of September 30, 2000, approximately 23.3% of our outstanding shares after our offering. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

     - quarterly variations in our operating results;

     - changes in financial estimates by securities analysts and our failure to meet any estimates;

     - changes in market values of comparable companies;

     - announcements by us or our competitors of new products or of significant acquisitions, strategic partnerships or joint ventures;

     - any loss by us of a major customer;

     - the outcome of, and costs associated with, any litigation to which we are or may become a party;

     - additions or departures of key management or engineering personnel; and

     - future sales of our common stock.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT ANY CHANGE IN CONTROL, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

     Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

     - issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders;

     - provide for a classified board of directors;

     - eliminate the right of the stockholders to call a special meeting of stockholders;

     - eliminate the right of stockholders to act by written consent; and

     - impose various procedural and other requirements which could make it difficult for stockholders to effect certain corporate actions.

     Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     INTEREST RATE EXPOSURE. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 30, 2000, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

     The information required by this Item is disclosed in Note 7 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference. See also "Risk
Factors -- We are currently defendants in two patent disputes and may be involved in other intellectual property disputes in the future, which will divert management's attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology."

Item 2. Changes in Securities and Use of Proceeds

     (a) Initial Public Offering

     The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-41506), was October 3, 2000. Pursuant to the Registration Statement, 15,755,000 shares of common stock, including the over-allotment shares, were offered and sold at a price of $18.00 per share before underwriting discounts, generating gross offering proceeds of $283.6 million. The managing underwriters were Robertson Stephens Inc., CIBC World Markets Corp., J.P. Morgan Securities Inc. and UBS Warburg LLC. The Company incurred expenses of approximately $21.1 million, of which $19.9 million represented underwriting discounts and commissions and $1.2 represented other related expenses. The net offering proceeds to the Company after total expenses were $262.5 million.

     We plan to use the net proceeds for expansion of manufacturing facilities, marketing and distribution activities, research and development activities, working capital and other general corporate purposes. The net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering is not materially different from the use of proceeds described in our Form S-1 filing.

     On August 28, 2000, the Company received $50.0 million in exchange for a note payable to Cisco Systems, Inc. The note payable accrued interest at a rate of 8% per annum. Upon the closing of the Company's initial public offering which occurred October 10, 2000, this note payable was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share.

     Upon the closing of the Company's initial public offering which occurred October 10, 2000, all outstanding Preferred Stock converted into Common Stock.

     (b) Certain grants and exercises of Stock Options

     During the three months ended September 30, 2000, we granted stock options to purchase 7,113,400 shares of common stock at exercise prices ranging from $5.00 to $9.00 per share to employees pursuant to our 1998 Stock Option Plan.

     During the three months ended September 30, 2000, we issued and sold an aggregate of 3,689,858 shares of our common stock to employees for an aggregate consideration of $568,000 pursuant to exercises of options pursuant to our 1995 and 1998 Stock Option Plans. In exchange for services, we granted a consultant the right to purchase 10,000 shares of common stock. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 or Regulation D of the Securities Act of 1933.

     (c) Reincorporation

     On September 6, 2000, the Company reincorporated from a California corporation to a Delaware corporation by merging the Company, then a California corporation, with and into Oplink Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company. The resulting entity was the Delaware corporation which was renamed "Oplink Communications, Inc." Each share of the outstanding stock of the California corporation was exchanged for a like share of stock of the Delaware corporation. The issuance of the stock of the Delaware corporation did not require registration under the Securities Act because the issuance did not constitute a "sale" as the sole purpose of the transaction was to change the Company's domicile solely within the United States. See Rule 145(a)(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     In September 2000, in actions by written consent in connection with the initial public offering of the Company's common stock, the stockholders approved (a) the reincorporation of the Company in Delaware, (b) a 2-for-1 stock split of the Company's common stock and preferred stock, (c) the post-IPO Amended and Restated Certificate of Incorporation, (d) the 2000 Equity Incentive Plan, (e) the 2000 Employee Stock Purchase Plan, (f) the form of Indemnity Agreements for the Company's directors and executive officers, (g) the increase in the 1998 Stock Plan, (h) the increase in the number of authorized shares of Series E Preferred Stock and (i) the Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock of the Company from 200,000,000 to 400,000,000 shares.

Item 5.  Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OPLINK COMMUNICATIONS, INC.
                                  (Registrant)


DATE: November 13, 2000           By: /s/ Bruce Horn
     --------------------            --------------------------------
                                  Bruce Horn
                                  Chief Financial Officer
                                  (for Registrant and as Principal Financial and
                                  Accounting Officer)