Form 10-Q
period 2000-12-31
OPLINK COMMUNICATIONS INC
filed 2001-02-14
CIK 1022225

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     (Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2000

                                       or


     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number  000-31581

                          OPLINK COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                        No. 77-0411346
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)           Identification No.)

                  3469 North First Street, San Jose, CA  95134
             (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (408) 433-0606


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No___
                                               -----

  The number of shares of the Registrant's Common Stock outstanding as of January 31, 2001 was 157,398,431.

                  =========================================

                          OPLINK COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     ----

PART I.   FINANCIAL INFORMATION
-------------------------------
Item 1.      Financial Statements (unaudited):

      Condensed Consolidated Balance Sheet -
             December 31, 2000 and June 30, 2000                                       3

      Condensed Consolidated Statement of Operations -
             Three and six months ended December 31, 2000 and 1999                     4

      Condensed Consolidated Statement of Cash Flows -
             Six months ended December 31, 2000 and 1999                               5

      Notes to Condensed Consolidated Financial Statements                             7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk               32

PART II.  OTHER INFORMATION
---------------------------

Item 1.      Legal Proceedings                                                        33

Item 2.      Changes in Securities and Use of Proceeds                                33

Item 3.      Defaults Upon Senior Securities                                          33

Item 4.      Submission of Matters to a Vote of Security Holders                      33

Item 5.      Other Information                                                        33

Item 6.      Exhibits and Reports on Form 8-K                                         34

SIGNATURES                                                                            35

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          OPLINK COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                            December 31,       June 30,
                                                                           -----------------------------
                                                                                2000             2000
                                                                           -------------     -----------
ASSETS                                                                      (Unaudited)          (1)
Current assets:
    Cash and cash equivalents                                                $ 294,702        $ 26,665
    Accounts receivable, net                                                    33,276          10,100
    Inventories                                                                 25,159          11,308
    Prepaid expenses                                                             7,185           3,974
    Deferred tax assets                                                          1,762           1,080
                                                                           -----------       ---------
       Total current assets                                                    362,084          53,127
Property and equipment, net                                                     53,009          21,270
Intangible assets                                                               17,854          20,600
Other assets                                                                     1,276             935
                                                                           -----------       ---------
       Total assets                                                          $ 434,223        $ 95,932
                                                                           ===========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                                         $  23,131        $ 15,188
    Accrued liabilities                                                         18,327           6,767
    Current portion of capital lease obligations                                 2,057             419
    Borrowings under the line of credit                                          1,145             135
                                                                           -----------       ---------
       Total current liabilities                                                44,660          22,509

Capital lease obligations, non current                                           3,661           1,267
Deferred tax liability                                                           2,958           2,958
                                                                           -----------       ---------
       Total liabilities                                                        51,279          26,734
                                                                           ===========       =========

Convertible preferred stock                                                          -          58,373

Commitments and contingencies (Note 7)

Stockholders' equity:
    Common stock                                                                   157              24
    Additional paid-in capital                                                 470,449          61,253
    Deferred stock compensation                                                (29,406)        (17,986)
    Accumulated deficit                                                        (58,256)        (32,466)
                                                                           -----------       ---------
       Total stockholders' equity                                              382,944          10,825
                                                                           -----------       ---------
            Total liabilities, convertible preferred stock
                and stockholders' equity                                     $ 434,223        $ 95,932
                                                                           ===========       =========


(1) The June 30, 2000 consolidated balance sheet has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                Three Months Ended                  Six Months Ended
                                                                   December 31,                       December 31,
                                                            ----------------------------      -----------------------------
                                                               2000             1999             2000             1999
                                                            -----------      -----------      -----------      ------------
                                                                    (Unaudited)                       (Unaudited)
Revenues                                                      $ 43,241          $ 6,817         $ 75,518          $ 11,249
Cost of revenues:
     Cost of revenues                                           30,929            5,322           55,516             8,596
     Non-cash compensation expense                               1,536              347            2,889               503
                                                            ----------       ----------       ----------       -----------
       Total cost of revenues                                   32,465            5,669           58,405             9,099
                                                            ----------       ----------       ----------       -----------

Gross profit                                                    10,776            1,148           17,113             2,150
                                                            ----------       ----------       ----------       -----------
Operating expenses:
     Research and development:
       Research and development                                  5,016              289            8,635               507
       Non-cash compensation expense                             1,349              375            2,754               485
                                                            ----------       ----------       ----------       -----------
         Total research and development                          6,365              664           11,389               992
                                                            ----------       ----------       ----------       -----------

     Sales and marketing:
       Sales and marketing                                      11,989              481           14,357               792
       Non-cash compensation expense                               660              111            1,263               201
                                                            ----------       ----------       ----------       -----------
         Total sales and marketing                              12,649              592           15,620               993
                                                            ----------       ----------       ----------       -----------

     General and administrative:
       General and administrative                                3,682              612            6,375             1,331
       Non-cash compensation expense                             6,333              831           11,703             1,004
                                                            ----------       ----------       ----------       -----------
         Total general and administrative                       10,015            1,443           18,078             2,335
                                                            ----------       ----------       ----------       -----------

                                                            ----------       ----------       ----------       -----------
     Amortization of goodwill                                      983                -            1,966                 -
                                                            ----------       ----------       ----------       -----------

                                                            ----------       ----------       ----------       -----------
            Total operating expenses                            30,012            2,699           47,053             4,320
                                                            ----------       ----------       ----------       -----------

Loss from operations                                           (19,236)          (1,551)         (29,940)           (2,170)
Interest and other income, net                                   4,138               23            4,150                58
                                                            ----------       ----------       ----------       -----------

Net loss                                                     $ (15,098)        $ (1,528)       $ (25,790)         $ (2,112)
                                                            ==========       ==========       ==========       ===========

Basic and diluted net loss per share                           $ (0.10)         $ (0.55)         $ (0.28)          $ (0.83)
                                                            ==========       ==========       ==========       ===========

Basic and diluted weighted average shares outstanding          156,339            2,790           91,578             2,538
                                                            ==========       ==========       ==========       ===========

Pro forma basic net earnings per share                          $ 0.02              $ -           $ 0.02               $ -
                                                            ==========       ==========       ==========       ===========

Pro forma basic weighted average shares outstanding            156,339           90,893          147,222            90,520
                                                            ==========       ==========       ==========       ===========

Pro forma diluted net earnings per share                        $ 0.02              $ -           $ 0.01               $ -
                                                            ==========       ==========       ==========       ===========

Pro forma diluted weighted average shares outstanding          178,363          108,799          168,585           109,780
                                                            ==========       ==========       ==========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                     ---------------------------
                                                                                         2000           1999
                                                                                     -----------    ------------
Cash flows from operating activities:
    Net loss                                                                         $   (25,790)   $     (2,112)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property and equipment                           3,225             443
         Amortization of goodwill and intangible assets                                    2,746               -
         Amortization of deferred compensation                                            18,609           2,193
         Deferred tax assets                                                                (682)              -
         Sales and marketing expense related to the convertible
            note payable to Cisco Systems                                                  8,824               -
         Interest expense related to the convertible note
            payable to Cisco Systems                                                         471               -
         Donation of shares of common stock                                                  100               -
         Change in assets and liabilities:
            Accounts receivable                                                          (23,176)         (2,259)
            Inventories                                                                  (13,851)         (5,366)
            Prepaid expenses                                                              (3,211)           (894)
            Other assets                                                                    (341)             18
            Accounts payable                                                               7,943             603
            Accrued liabilities                                                           11,560             739
                                                                                     -----------    ------------
               Net cash used in operating activities                                     (13,573)         (6,635)
                                                                                     -----------    ------------
Cash flows from investing activities:
    Purchase of property and equipment                                                   (30,234)         (1,384)
                                                                                     -----------    ------------
               Net cash used in investing activities                                     (30,234)         (1,384)
                                                                                     -----------    ------------
Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                      -           2,290
    Proceeds from issuance of common stock upon the
      initial public offering                                                            261,014               -
    Proceeds from issuance of common stock upon the
      exercise of options, net of repurchases                                                518              48
    Proceeds from issuance of convertible note payable                                    50,000               -
    Proceeds from borrowings under line of credit                                          1,010           1,231
    Repayment of capital lease obligations                                                  (698)              -
                                                                                     -----------    ------------
               Net cash provided by financing activities                                 311,844           3,569
                                                                                     -----------    ------------

Net increase (decrease) in cash and cash equivalents                                     268,037          (4,450)

Cash and cash equivalents, beginning of year                                              26,665           4,757
                                                                                     -----------    ------------

Cash and cash equivalents, end of year                                               $   294,702    $        307
                                                                                     ===========    ============


                           (Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                        (CONTINUED FROM PREVIOUS PAGE)

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                              -----------------------
                                                                                               2000             1999
                                                                                              -----------------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest expense                                           $   188        $    16
                                                                                              ========       ========
    Cash paid during the period for income taxes                                               $ 1,762        $     -
                                                                                              ========       ========
Supplemental non-cash investing and financing activities:
    Property and equipment acquired under capital lease                                        $ 4,730        $     -
                                                                                              ========       ========
    Deferred compensation related to common stock
      option grants to employees                                                               $30,340        $ 4,070
                                                                                              ========       ========

    Conversion of convertible preferred stock                                                  $58,373        $     -
                                                                                              ========       ========
    Conversion of convertible note payable and related interest to Cisco Systems               $50,471        $     -
                                                                                              ========       ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements

                          OPLINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Description of Business.   Oplink Communications, Inc. ("Oplink" or the
     ------------------------
"Company") designs, manufactures and markets fiber optic components and integrated optical modules that increase the performance of optical networks. The Company provides a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995 and began shipping its products for sale in 1996. In April 1999, the Company established manufacturing operations in China. In April 2000, the Company acquired Telelight Communication Inc., a designer and manufacturer of passive fiber optic components in Sunnyvale, California and China. We have manufacturing operations in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China. We have expanded and plan to continue to expand our manufacturing capacity as our business grows. We are currently expanding our facilities in San Jose, Chengdu, Shanghai and Zhuhai. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

2.   Basis of Presentation.  The condensed consolidated financial statements
     ---------------------
included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Registration Statement on Form S-1 declared effective by the SEC on October 3, 2000.

     The unaudited condensed consolidated statement of operations data reflects a reclassification to allocate the non-cash compensation expense related to the issuance of stock options from a single-line presentation within operating expenses to the individual amounts related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.

     In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2000, the results of its operations for the three and six-month periods ended December 31, 2000 and 1999 and its cash flows for the six-month period ended December 31, 2000 and 1999. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.   Net Loss Per Share and Pro Forma Net Earnings Per Share.  The Company
     -------------------------------------------------------
computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. Pro forma net earnings per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of: (a) the Company's Series A, B, C, D, and E redeemable convertible preferred stock as if such conversion had occurred as of the later of the beginning of each period presented or the date of issuance; and (b) the convertible promissory note payable to Cisco Systems, Inc. into shares of the Company's common stock, as if such conversion had occurred at the date of original issuance, August 28, 2000. The actual conversions were effective upon the closing of Oplink's initial public offering which occurred on October 10, 2000. The following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                                       Three Months Ended                Six Months Ended
                                                                           December 31,                     December 31,
                                                                       2000             1999            2000            1999
                                                                    -----------      ----------      ----------      ----------
Numerator:
     Net loss attributable to holders of Common Stock               $   (15,098)     $   (1,528)     $  (25,790)     $   (2,112)
                                                                    ===========      ==========      ==========      ==========
Denominator:
     Weighted average shares outstanding                                156,339           2,790          91,578           2,538
                                                                    -----------      ----------      ----------      ----------
Denominator for basic and diluted calculations                          156,339           2,790          91,578           2,538
                                                                    ===========      ==========      ==========      ==========

Net loss per share:
     Basic and diluted                                              $     (0.10)     $    (0.55)     $    (0.28)     $    (0.83)
                                                                    ===========      ==========      ==========      ==========

Antidilutive securities including options, warrants,
     preferred shares and shares per convertible note payable
     not included in net loss per share calculation                      22,024         106,009          21,364         107,242
                                                                    ===========      ==========      ==========      ==========

Pro forma:
     Shares used in computing basic calculations                        156,339           2,790          91,578           2,538
     Weighted average number of shares assumed upon
        conversion of shares per convertible note payable and
        conversion of redeemable convertible preferred stock                  -          88,103          55,644          87,982
                                                                    -----------      ----------      ----------      ----------
     Shares used in computing pro forma basic net earnings
        per share                                                       156,339          90,893         147,222          90,520
                                                                    ===========      ==========      ==========      ==========

     Pro forma basic net earnings per share                         $      0.02      $        -      $     0.02      $        -
                                                                    ===========      ==========      ==========      ==========

Antidilutive securities including options and warrants
     not included in net earnings per share calculation                  22,024         106,009          77,007         107,242
                                                                    ===========      ==========      ==========      ==========

     Shares used in computing diluted calculations                      156,339           2,790          91,578           2,538
     Weighted average number of shares assumed upon
        conversion of shares per convertible note payable,
        conversion of redeemable convertible preferred stock
        and common equivalent shares from dilutive stock options
        using the treasury method                                        22,024         106,009          77,007         107,242
                                                                    -----------      ----------      ----------      ----------
     Shares used in computing pro forma diluted earnings
        per share                                                       178,363         108,799         168,585         109,780
                                                                    ===========      ==========      ==========      ==========

     Pro forma diluted net earnings per share                       $      0.02      $        -      $     0.01      $        -
                                                                    ===========      ==========      ==========      ==========

     Pro forma net income for the three and six months ended December 31, 2000 excludes the non-cash compensation expense of $9.9 million and $18.6 million, respectively, amortization of goodwill of $1.0 million and $2.0 million, respectively, sales and marketing one-time charge of $8.8 million representing the fair value of the discount feature of the convertible note payable to Cisco Systems and interest expense on the convertible note payable to Cisco Systems of $.1 million and $.5 million, respectively. Pro forma net income for the three months and six months ended December 31, 2000 includes a pro forma income tax provision using an effective tax rate of 35% and 40%, respectively. Pro forma net income for the three months and six months ended December 31, 1999 excludes the non-cash compensation expense.

4    Inventories. Inventories are stated at the lower of cost (first-in, first-
     -----------
  out) or market. Inventories consist of (in thousands):

                                         December 31,        June 30,
                                            2000               2000
                                          --------           --------
     Inventories:
         Raw materials                      $12,991            $ 6,995
         Work-in-process                      9,903              3,038
         Finished goods                       2,265              1,275
                                           --------            -------
                                            $25,159            $11,308
                                           ========            =======

 5.  Recent Accounting Pronouncements.  In June 1998, the Financial Accounting
     --------------------------------
Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's operations or financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 did not have a material impact on the Company's financial position or results of operations.

     In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. The adoption of EITF 00-10 will not have a material impact on our financial position or results of operations.

6.   Initial Public Offering.  On October 10, 2000, the Company sold 15,755,000
     -----------------------
shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter's over-allotment option, resulting in net proceeds to the Company of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems, Inc. was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

7.   Contingencies.  In November 1999, a lawsuit was filed against the Company
     -------------
alleging patent infringement related to the manufacture and sale of fiber optic products which generated a majority of the Company's revenues for each of the quarters ended June 30, September 30 and December 31, 2000, and the year ended June 30, 2000.

     In June 2000, a lawsuit was filed against the Company and Telelight Communication Inc., a wholly owned subsidiary, alleging patent infringement relating to the manufacture of and offer to sell various fiber optic products.

     In both lawsuits, the plaintiffs are seeking damages and injunctive relief. An unfavorable ruling in these matters would have a material adverse effect on the Company's financial condition and results of operations. The Company, with the assistance of its legal counsel, intends to vigorously defend its position in both matters. However, because of the considerable uncertainties that exist, the impact, if any, on the Company cannot now be reasonably estimated based on facts currently available to management. Accordingly, the Company has determined that it would be inappropriate to book an accrual with respect to these litigation matters in the consolidated financial statements.

8.   Fiscal Period. On January 1, 2001, the Company adopted a fiscal year which
     -------------
ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. The Company will present each of the fiscal quarters as if it ended on September 30, December 31, or March 31. Fiscal year 2001 consists of 52 weeks.

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

Overview

     We design, manufacture and market fiber optic components and integrated optical modules that increase the performance of optical networks. We provide a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. We were incorporated in September 1995 and began shipping product for sale in the second half of 1996. In April 1999, we established manufacturing operations in China. In April 2000, we acquired Telelight Communication Inc. ("Telelight"), a designer and manufacturer of fiber optic components with operations in Sunnyvale, California and China. We have manufacturing operations in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China. We have expanded and plan to continue to expand our manufacturing capacity as our business grows. We are currently expanding our facilities in San Jose, Chengdu, Shanghai and Zhuhai.

     We generate revenues from the sale of fiber optic components and integrated optical modules. To date, we have developed over 20 types of primary components. In addition, we have integrated these components through various combinations and are able to provide over 100 customized solutions to our customers. Our products are generally categorized into the following four major groups: wavelength expansion; optical amplification; wavelength performance monitoring and protection; and optical switching. A substantial majority of our revenues are derived from our wavelength expansion products, in particular, dense wavelength division multiplexers, or DWDMs, and multiplexers used primarily in optical amplification. However, revenues derived from our optical amplification and optical switching products have increased as a percentage of total revenues sequentially over the past two quarters, and we currently anticipate that such revenues will continue to increase as a percentage of total revenues.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top seven customers together accounted for 81.9% and 82.8% in the three months and six months ended December 31, 2000, respectively. Nortel Networks Corporation, Agere Systems Inc. (a subsidiary of Lucent), Cisco Systems, Lucent Technologies (exclusive of Agere), Corning Incorporated, Sycamore Networks and JDS Uniphase Corporation accounted for 28.6%, 19.1%, 10.0%, 7.5%, 6.0%, 6.0% and 4.7% of our revenues for the three months ended December 31, 2000, respectively. Nortel Networks Corporation, Agere Systems Inc. (a subsidiary of Lucent), Cisco Systems, Lucent Technologies (exclusive of Agere), Corning Incorporated, Sycamore Networks and JDS Uniphase Corporation accounted for 17.5%, 15.3%, 8.9%, 13.9%, 5.1%, 15.2% and 6.9% of our revenues for the six months ended December 31, 2000, respectively. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

     Our condensed consolidated statement of operations data reflects a reclassification to allocate the non-cash compensation expense related to the issuance of stock options from a single-line presentation within operating expenses to the individual amounts related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.

     On October 10, 2000, we sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter's over-allotment option, resulting in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems, Inc. was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

Results of Operations

     Revenues. Revenues increased $36.4 million, or 534%, from $6.8 million for the three months ended December 31, 1999 to $43.2 million for the three months ended December 31, 2000. Revenues increased $64.3 million, or 571%, from $11.2 million for the six months ended December 31, 1999 to $75.5 million for the six months ended December 31, 2000. These increases were primarily due to increased shipments of our existing wavelength expansion products, optical amplification products and optical switching products to existing and new customers, and to a lesser extent shipments of new products. These increases were partially offset by a decrease in the average selling price of some of our products.

     Gross Profit. Gross profit, excluding non-cash compensation expense, increased $10.8 million, or 724%, from $1.5 million for the three months ended December 31, 1999 to $12.3 million for the three months ended December 31, 2000. This resulted in an increase in gross margin from 21.9% to 28.5%. Gross profit, excluding non-cash compensation expense, increased $17.3 million, or 654%, from $2.7 million for the six months ended December 31, 1999 to $20.0 million for the six months ended December 31, 2000. This resulted in an increase in gross margin from 23.6% to 26.5%. The increases in our gross margin were primarily due to yield improvements in our domestic manufacturing operations, the cost benefits of manufacturing in China and economies of scale resulting from higher production volumes. These increases were partially offset by decreases in the average selling price of some of our products, additional excess and obsolete inventory reserves, manufacturing inefficiencies associated with the rapid expansion of our manufacturing capacity and low yields in China due to our rapid expansion. Manufacturing overhead costs, excluding non-cash compensation expense, associated with the expansion of our manufacturing operations both domestically and internationally increased $5.9 million and $9.6 million for the three months and six months ended December 31, 2000, respectively, compared to the same periods in the prior fiscal year. We are implementing programs both domestically and internationally to further improve yields for our products. We cannot assure you that these programs will continue to be successful in increasing our gross margin. Additionally, we are planning continued rapid expansion to support the anticipated growth in our worldwide markets. Additional spending related to this expansion may offset any gross margin improvement due to yield improvements and volume manufacturing efficiencies. Gross profit, including non-cash compensation expense, increased $9.6 million, or 839%, from $1.1 million for the three months ended December 31, 1999 to $10.8 million for the three months ended December 31, 2000. This resulted in an increase in gross margin from 16.8% to 24.9%. Gross profit, including non-cash compensation expense, increased $15.0 million, or 696%, from $2.2 million for the six months ended December 31, 1999 to $17.1 million for the six months ended December 31, 2000. This resulted in an increase in gross margin from 19.1% to 22.7%.

     Research and Development. Research and development expenses, excluding non-cash compensation expense, increased $4.7 million, or 1636%, from $289,000 for the three months ended December 31, 1999 to $5.0 million for the three months ended December 31, 2000. Research and development expenses, excluding non-cash compensation expense, increased $8.1 million, or 1603%, from $507,000 for the six months ended December 31, 1999 to $8.6 million for the six months ended December 31, 2000. The increase in research and development expenses was primarily due to costs associated with the substantial increase in personnel and personnel-related costs, an increase in prototype expenses for the design and development of new products as well as significant improvements to existing products and an increase in occupancy costs due to expansion of facilities. Research and development expenses, including non-cash compensation expense, increased $5.7 million, or 859%, from $664,000 for the three months ended December 31, 1999 to $6.4 million for the three months ended December 31, 2000. Research and development expenses, including non-cash compensation expense, increased $10.4 million, or 1048%, from $992,000 for the six months ended December 31, 1999 to $11.4 million for the six months ended December 31, 2000. We expect our research and development expenses to increase in dollar amounts and remain relatively flat as a percentage of revenues as we continue to develop new products and improve existing products.

     Sales and Marketing. Sales and marketing expenses, excluding a one-time charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense, increased $2.7 million, or 558%, from $481,000 for the three months ended December 31, 1999 to $3.2 million for the three months ended December 31, 2000. Sales and marketing expenses, excluding the Cisco Systems conversion charge and non-cash compensation expense, increased $4.7 million, or 599%, from $792,000 for the six months ended December 31, 1999 to $5.5 million for the six months ended December 31, 2000. The increases in sales and marketing expenses were primarily due to costs associated with the substantial increase in sales and marketing personnel and personnel-related costs, commissions to our internal and external sales representatives, and tradeshow, advertising and other customer-related costs. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation expense, increased $12.1 million, or 2037%, from $592,000 for the three months ended December 31, 1999 to $12.6 million for the three months ended December 31, 2000. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation expense, increased $14.6 million, or 1473%, from $993,000 for the six months ended December 31, 1999 to $15.6 million for the six months ended December 31, 2000. We expect our sales and marketing expenses to increase in dollar amounts and remain relatively flat as a percentage of revenues as we add additional sales personnel and related costs to support our sales and marketing efforts.

     General and Administrative. General and administrative expenses, excluding non-cash compensation expense, increased $3.1 million, or 502%, from $612,000 for the three months ended December 31, 1999 to $3.7 million for the three months ended December 31, 2000. General and administrative expenses, excluding non-cash compensation expense, increased $5.0 million, or 379%, from $1.3 million for the six months ended December 31, 1999 to $6.4 million for the six months ended December 31, 2000. The increases in general and administrative expenses were primarily due to costs associated with the substantial increase in personnel and personnel-related costs, start up costs in China and occupancy costs. General and administrative expenses, including non-cash compensation expense, increased $8.6 million, or 594%, from $1.4 million for the three months ended December 31, 1999 to $10.0 million for the three months ended December 31, 2000. General and administrative expenses, including non-cash compensation expense, increased $15.7 million, or 674%, from $2.3 million for the six months ended December 31, 1999 to $18.1 million for the six months ended December 31, 2000. We expect our general and administrative expenses to increase in dollar amounts but decrease as a percentage of revenues as we establish the infrastructure to support our growing operations and due to the reporting requirements imposed on a public company.

     Non-cash Compensation Expense. Through December 31, 2000, we had recorded an aggregate of $63.8 million in deferred non-cash compensation. Non-cash compensation expense increased $8.2 million, or 494%, from $1.7 million for the three months ended December 31, 1999 to $9.9 million for the three months ended December 31, 2000. Non-cash compensation expense increased $16.4 million, or 749%, from $2.2 million for the six months ended December 31, 1999 to $18.6 million for the six months ended December 31, 2000.

     Amortization of Goodwill. Amortization of goodwill of $1.0 million and $2.0 million for the three months and six months ended December 31, 2000, respectively, represents charges incurred as a result of our acquisition of Telelight in April 2000.

     Interest and Other Income, Net. Interest and other income, net increased $4.1 million from $23,000 for the three months ended December 31, 1999 to $4.1 million for the three months ended December 31, 2000. Interest and other income, net increased $4.1 million from $58,000 for the six months ended December 31, 1999 to $4.2 million for the six months ended December 31, 2000. The increases in interest income are due to larger cash balances from the proceeds of our initial public offering in October 2000, preferred stock financing in February 2000 and convertible note payable to Cisco Systems in August 2000 offset by interest expense on the convertible note payable to Cisco Systems.

     Provision for Income Taxes. We have a net asset of $1.8 million as of December 31, 2000, which is net of valuation allowance that reduces the gross deferred tax asset of $4.5 million to an amount that management believes will more likely than not be realized based on currently available objective evidence. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and certainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expected to be paid during fiscal 2001, which is related to a tax liability incurred during fiscal 2000 and fiscal 2001.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds through December 31, 2000. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of December 31, 2000, we had cash and cash equivalents of $294.7 million and working capital of $317.4 million.

     Our operating activities used cash of $13.6 million in the six months ended December 31, 2000. Cash used in operating activities was primarily attributable to a net loss incurred during the first half of fiscal 2001 of $25.8 million, increases in accounts receivable of $23.2 million, inventories of $13.8 million, prepaid expenses of $3.2 million, deferred tax assets of $682,000 and other assets of $341,000. These amounts were partially offset by increases in accounts payable of $7.9 million, accrued liabilities of $11.6 million, and depreciation and amortization expense of $6.0 million, non-cash compensation expense of $18.6 million, selling and marketing expenses related to the discount feature of the convertible note payable to Cisco Systems of $8.8 million and interest expense related to the convertible note payable to Cisco Systems of $471,000.

     Our investing activities used cash of $30.2 million in the six months ended December 31, 2000 due to the purchase of property and equipment. During the next 12 months, we expect to use approximately $60.0 million for the expansion of our manufacturing facilities worldwide. We expect to use cash generated from our initial public offering for these expenditures.

     Our financing activities provided cash of $311.8 million in the six months ended December 31, 2000 primarily from net proceeds from our initial public offering of $263.7 million, proceeds from the convertible promissory note payable to Cisco Systems of $50.0 million, proceeds from the issuance of common stock of $518,000 and borrowings under our line of credit of $1.0 million partially offset by expenses from our initial public offering of $2.7 million and our repayment of lease obligations of $698,000.

     Our principal source of liquidity at December 31, 2000 consisted of $294.7 million in cash and cash equivalents. We believe that our current cash and cash equivalent balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. The factors described above and elsewhere in this report will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

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

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's operations or financial position or results of operations.

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

     In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. The adoption of EITF 00-10 will not have a material impact on our financial position or results of operations.

Risk Factors

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $24.9 million for the year ended June 30, 2000 and $25.8 million for the six months ended December 31, 2000. We have not achieved profitability on a quarterly basis. As of December 31, 2000, we had an accumulated deficit of $58.3 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not continue to grow, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top seven customers together accounted for 81.9% and 82.8% in the three months and six months ended December 31, 2000, respectively. Nortel Networks Corporation, Agere Systems Inc. (a subsidiary of Lucent), Cisco Systems, Lucent Technologies (exclusive of Agere), Corning Incorporated, Sycamore Networks and JDS Uniphase Corporation accounted for 28.6%, 19.1%, 10.0%, 7.5%, 6.0%, 6.0% and 4.7% of our revenues for the three months ended December 31, 2000, respectively. Nortel Networks Corporation, Agere Systems Inc. (a subsidiary of Lucent), Cisco Systems, Lucent Technologies (exclusive of Agere), Corning Incorporated, Sycamore Networks and JDS Uniphase Corporation accounted for 17.5%, 15.3%, 8.9%, 13.9%, 5.1%, 15.2% and 6.9% of our revenues for the six months ended December 31, 2000, respectively. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

     Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. For example, we may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers could experience a downturn, which could result in significantly decreased sales to these customers and harm our results of operations. Loss or cancellations of orders from, or any downturn in the business of, any of our customers could harm our business. Our dependence on a small number of customers may increase if the optical components industry and our target markets continue to consolidate.

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

  Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in our stock price and the market price for our common stock might fall. It is likely that, in future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to decrease.

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

  We manufacture all of our products in our facilities in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China and currently are expanding our manufacturing capacity at our San Jose and Chengdu, Shanghai and Zhuhai facilities. We must devote significant resources to expand our manufacturing capacity, and our planned expansion will be expensive, will require management's time and may disrupt our operations. Additional risks associated with rapidly increasing manufacturing capacity include:

  - a lack of availability of qualified management and manufacturing personnel;

  - difficulties in achieving adequate yields from new manufacturing lines;

  - inability to quickly implement an adequate set of financial controls to track levels of inventory;

  - our failure to acquire additional facilities in desirable locations on commercially reasonable terms; and

  - our inability to procure the necessary raw materials and equipment.

  We recently began to receive orders for significant quantities of products while simultaneously increasing our manufacturing capacity. Communications equipment suppliers typically require that their vendors commit to provide specified quantities of products over a given period of time. We could be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID EXPANSION OF OUR OPERATIONS, INCLUDING THE ANTICIPATED SIGNIFICANT INCREASE IN THE NUMBER OF OUR EMPLOYEES, OUR OPERATING RESULTS COULD BE HARMED.

  We currently operate facilities in San Jose, California and in China. We are continuing to expand the scope of our operations domestically and internationally and to increase the number of our employees significantly. As of December 31, 2000, we had a total of 1,017 full-time employees in San Jose, an increase of 78% as compared to June 30, 2000 and 2,249 full-time employees in China, an increase of 214% as compared to June 30, 2000. We plan to hire a significant number of employees over the next several quarters in connection with the expansion of our manufacturing operations. The growth in employees and our operations, combined with the challenges of expanding and managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Any failure to effectively manage this expansion could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

  Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We are in the early stages of implementing a new automated manufacturing management system to replace our current system that tracks most of our data, including some inventory levels, manually. The conversion from the current system used in San Jose is anticipated to take place in the fourth quarter of fiscal 2001. Failure to effectively transition to this new system could harm our results. The current limitations of our manufacturing management systems increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through calendar 2000. As we grow, we will need to implement new systems, which we may fail to do on a timely basis. The risks associated with managing our inventory are increased by the fact that we ship products to two of our largest customers, Lucent and Agere, on a consignment basis, such that we carry the shipped products as inventory until Lucent or Agere accepts the products for use.

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

  Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, are obtained from Nippon Sheet Glass, the sole supplier worldwide of GRIN lenses. Our failure to obtain these materials or other single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. In this regard, we experienced difficulties in obtaining GRIN lenses through calendar 2000, and we continue to experience such difficulties. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business.

  We also depend on a limited number of manufacturers and vendors that make and sell the complex equipment we use in our manufacturing process. In periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. Delays in the delivery of this equipment or increases in the cost of this equipment could harm our operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

  The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, Agere, (a subsidiary of Lucent), New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase, which recently acquired E-TEK Dynamics and is close to completing its acquisition of SDL. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase, Agere and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

  Several of our existing and potential customers are also current and potential competitors of ours. JDS Uniphase, for example, generated 10.6%, 4.7% and 6.9% of our revenues for the year ended June 30, 2000 and the three months and six months ended December 31, 2000, respectively. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and module suppliers will become increasingly important to our current and potential customers in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

  New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, or AWG, and fiber bragg grating, or FBG. If our competitors adopt new technologies before we do, we could lose market share and our business would suffer.

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

  - fluctuations in the value of currencies; and

  - economic instability.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A SUBSTANTIAL MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

  Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a substantial majority of our revenues in the three months and six months ended December 31, 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification. These products accounted for 66.0% of our revenue in the six months ended December 31, 2000. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

  Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 14 patents and have 26 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

  In November 1999, E-TEK Dynamics filed a lawsuit against us in the United States District Court for the Northern District of California alleging infringement of E-TEK's patent relating to fiber optic couplers based on our manufacture and sale of our DWDM products. E-TEK seeks an award for damages and injunctive relief. These products generated a majority of our revenues for the year ended June 30, 2000 and the three months and six months ended December 31, 2000. An adverse ruling in this matter would materially adversely affect our financial condition. JDS Uniphase, which accounted for 10.6%, 4.7% and 6.9% of our revenues for the year ended June 30, 2000 and the three months and six months ended December 31, 2000, respectively, recently acquired E-TEK. On February 9, 2001, the Court granted our motion to amend our answer to include, among other matters, a counter-claim against E-TEK Dynamics. The counter-claim alleges that E-TEK Dynamics infringes one of our patents relating to fiber optic couplers based on E-Tek's manufacture and sale of DWDM products. We seek an award for damages and injunctive relief. While we do not currently believe that the E-TEK lawsuit will materially harm our supplier relationship with JDS Uniphase, primarily because the products we sell to JDS Uniphase are not subjects of the lawsuit, the ultimate impact of the lawsuit on our business cannot be determined at this time. In addition, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. Chorum seeks an award for damages and injunctive relief.

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

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING RAPID CONSOLIDATION AND REALIGNMENT AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS AT HISTORICAL RATES, THEREBY REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

  We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. Recent trends that have driven growth in the communications industry may not continue in a manner favorable to us and technological or other developments in the communications industry may not favor growth in the markets served by our products. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS WHICH WE RECEIVE AND FILL ON A SHORT TERM BASIS.

  Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Our customers can generally cancel,
reschedule or delay these orders without obligation to us.   As a result, we
cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed.

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

  As a result of the expansion of our operations, we must hire a significant number of additional employees in the near future, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, many of the members of our management team have just recently joined our company. Mr. Bruce Horn, our Chief Financial Officer, joined us in April 2000, Mr. Frederick R. Fromm, our President, joined us in July 2000, Messrs. Jeff Friedman, our General Counsel, and Daryl Eigen, our Vice President of Sales and Marketing, joined us in August 2000, and Messrs. Robert
T. Ku, our Senior Vice President of Technology, and Kenneth Brizel, our
Senior Vice President of Strategy and Business Development, joined us in October 2000. If our new management team does not work effectively together, it could seriously harm our business.

BECAUSE SOME OF OUR THIRD-PARTY SALES REPRESENTATIVES AND DISTRIBUTORS CARRY PRODUCTS OF ONE OR MORE OF OUR COMPETITORS, THEY MAY NOT RECOMMEND OUR PRODUCTS OVER COMPETITORS' PRODUCTS.

  A majority of our revenues are derived from sales through our domestic and international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and generally are compensated on a commission basis. We are currently migrating some of our larger customers to direct sales and are increasing our direct sales and marketing staff. We expect that we will continue to rely on our independent sales representatives and distributors to market, sell and support many of our products for a substantial portion of our revenues. Some of our third-party sales representatives and distributors carry products of one or more of our competitors. As a result, these sales representatives and distributors may not recommend our products over competitors' products.

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

BECAUSE SOME OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN AN AREA EXPERIENCING POWER SHORTAGES, WE FACE THE RISK OF POWER LOSS, WHICH COULD HARM OUR OPERATIONS.

A substantial portion of our manufacturing operations are located in San Jose, California. California is in the midst of a power crisis and has recently experienced significant power shortages. Sustained or frequent power failures could disrupt our manufacturing operations, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD SUBJECT US TO
LIABILITY.

  Our failure to comply with a variety of federal, state and local laws and regulations in the United States and China could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China, and disclosure
of technology to foreign citizens.   In July 2000, we filed two applications to
obtain commodity classifications confirming that we may export our products and disclose our technologies to foreign countries, including China, and citizens, including Chinese nationals, without export licenses. We recently received commodity classifications from the United States Department of Commerce that allow us to export our current products and disclose our current technologies without export licenses. Additionally, as a result of these commodity classifications, we have been notified that we will not be required to obtain a license to disclose our technology to a specified employee with respect to whom the Department of Commerce had initiated an inquiry. As we develop and commercialize new products and technologies, and as the list of products and technologies subject to U.S. export controls changes, we may be required to obtain export licenses or other approvals with respect to those products and technologies. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.

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

  The optical components industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management's time and other resources or disrupt our operations. Future acquisitions could result in:

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

  At December 31, 2000, our current stockholders held 184,622,226 shares of our common stock and common stock equivalents. Common stock equivalents are options to purchase an aggregate of 26,874,891 shares and warrants to purchase an aggregate of 348,904 shares. Our executive officers, directors and stockholders holding an aggregate of 141,643,431 shares of our common stock, or 90.0% of our total outstanding shares as of December 31, 2000, have executed lock-up agreements that prevent them from selling or otherwise disposing of our common stock for a period of 180 days from October 3, 2000, the date of our initial public offering. These lock-up agreements will expire on April 2, 2001. Of these shares, an aggregate of 141,643,431 shares will be "restricted securities" as defined in Rule 144. These restricted securities may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701 or another exemption under the Securities Act. In addition, Cisco Systems and the former holders of preferred stock are entitled to registration of their shares of common stock and the shares of common stock issued upon conversion of their preferred stock under certain circumstances.

  Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock or debt in the future at a price that we deem appropriate.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US AFTER OUR OFFERING AND COULD DELAY A CHANGE IN OUR CORPORATE CONTROL, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

  Our current executive officers, directors and their affiliates own, in the aggregate, as of December 31, 2000, approximately 26.6% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

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

  - additions or departures of key management or engineering personnel; and

  - future sales of our common stock.

  The price of our securities may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price or our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

  We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

  Interest Rate Exposure.  The primary objective of our investment activities is
  -----------------------
to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2000, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

  Foreign Currency Exchange Rate Exposure.  We operate primarily in the United
  ---------------------------------------
States, and all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

  While we expect our international revenues and expenses to be denominated predominately in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. We expect that certain expenses incurred by our China operations will be denominated in the Chinese Renminbi. Our China operations will expand in the future and account for a larger portion of our worldwide manufacturing. We anticipate that we will experience the risks of fluctuating currencies due to this expansion and may choose to engage in currency hedging activities to reduce these risks.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

  The information required by this Item is disclosed in Note 7 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference. See also "Risk
Factors - We are currently defendants in two patent disputes and may be involved in other intellectual property disputes in the future, which will divert management's attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology."

Item 2.  Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d) On October 3, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share (the "Offering"). The Company incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

  Proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

  Upon the closing of the Company's initial public offering on October 10, 2000, all outstanding preferred stock converted into common stock.

Item 3.  Defaults Upon Senior Securities

  None

Item 4.  Submission of Matters to a Vote of Security Holders

  None

Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Reports on Form 8-K

       A current report on Form 8-K dated December 5, 2000 was filed to disclose that on November 23, 2000 the Company received commodity classifications from the United States Department of Commerce which allow us to export our current products and disclose our current technologies without export licenses. Additionally, as a result of these commodity classifications, we have been notified that we will not be required to obtain a license for disclosing our technology to a specified employee with respect to which the Department of Commerce had initiated an inquiry.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OPLINK COMMUNICATIONS, INC.
                                          (Registrant)


DATE: February 14, 2001                   By: /s/ Bruce Horn
      ---------------------                   --------------
                                              Bruce Horn
                                              Chief Financial Officer
                                              (for Registrant and as Principal
                                              Financial and Accounting Officer)