Form 10-Q
period 2001-03-31
OPLINK COMMUNICATIONS INC
filed 2001-05-15
CIK 1022225

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

                                      or


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes   X        No
                                                       -----         _____

          The number of shares of the Registrant's Common Stock outstanding as of April 30, 2001 was 160,497,074.

================================================================================

                          OPLINK COMMUNICATIONS, INC.

                                   FORM 10-Q

                                     INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements (unaudited):

     Condensed Consolidated Balance Sheet -
          March 31, 2001 and June 30, 2000                                   3

     Condensed Consolidated Statement of Operations -
          Three and nine months ended March 31, 2001 and 2000                4

     Condensed Consolidated Statement of Cash Flows -
          Nine months ended March 31, 2001 and 2000                          5

     Notes to Condensed Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        32

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings                                                 33

Item 2.   Changes in Securities and Use of Proceeds                         33

Item 3.   Defaults Upon Senior Securities                                   33

Item 4.   Submission of Matters to a Vote of Security Holders               33

Item 5.   Other Information                                                 33

Item 6.   Exhibits and Reports on Form 8-K                                  34

SIGNATURES                                                                  35

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          OPLINK COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                     March 31,         June 30,
                                                                                   ------------------------------
                                                                                       2001              2000
                                                                                   --------------     -----------
ASSETS                                                                              (Unaudited)          (1)
Current assets:
    Cash and cash equivalents                                                          $ 264,603        $ 26,665
    Accounts receivable, net                                                              21,740          10,100
    Inventories                                                                           24,787          11,308
    Prepaid expenses                                                                       5,035           3,974
    Deferred tax assets                                                                    4,990           1,080
                                                                                   -------------      ----------
       Total current assets                                                              321,155          53,127
Property and equipment, net                                                               76,557          21,270
Intangible assets                                                                         16,481          20,600
Other assets                                                                               1,606             935
                                                                                   -------------      ----------
       Total assets                                                                    $ 415,799        $ 95,932
                                                                                   =============      ==========

LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $ 24,273        $ 15,188
    Accrued liabilities                                                                   17,343           6,767
    Current portion of capital lease obligations                                           2,867             419
    Borrowings under the line of credit                                                    1,148             135
                                                                                   -------------      ----------
       Total current liabilities                                                          45,631          22,509

Capital lease obligations, non current                                                     4,475           1,267
Deferred tax liability                                                                     2,958           2,958
                                                                                   -------------      ----------
       Total liabilities                                                                  53,064          26,734
                                                                                   -------------      ----------

Convertible preferred stock                                                                    -          58,373
                                                                                   -------------      ----------

Contingencies (Note 7)

Stockholders' equity:
    Common stock                                                                             158              24
    Additional paid-in capital                                                           469,255          61,253
    Deferred stock compensation                                                          (23,193)        (17,986)
    Accumulated deficit                                                                  (83,485)        (32,466)
                                                                                   -------------      ----------
       Total stockholders' equity                                                        362,735          10,825
                                                                                   -------------      ----------
            Total liabilities, convertible preferred stock
                and stockholders' equity                                               $ 415,799        $ 95,932
                                                                                   =============      ==========

(1) The June 30, 2000 consolidated balance sheet has been derived from audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                   Three Months Ended                  Nine Months Ended
                                                                     March 31,                          March 31,
                                                            ----------------------------      ------------------------------
                                                                2001             2000             2001              2000
                                                            -----------      -----------      ------------      ------------
                                                                    (Unaudited)                        (Unaudited)
Revenues                                                      $ 36,042          $ 9,412         $ 111,560          $ 20,661
Cost of revenues:
     Cost of revenues                                           45,465            8,824           100,981            17,420
     Non-cash compensation expense                               1,173            1,124             4,062             1,627
                                                            -----------      -----------      ------------      ------------
       Total cost of revenues                                   46,638            9,948           105,043            19,047
                                                            -----------      -----------      ------------      ------------

Gross profit (loss)                                            (10,596)            (536)            6,517             1,614
                                                            -----------      -----------      ------------      ------------

Operating expenses:
     Research and development:
       Research and development                                  4,888              855            13,523             1,362
       Non-cash compensation expense                             1,030              364             3,784               849
                                                            -----------      -----------      ------------      ------------
         Total research and development                          5,918            1,219            17,307             2,211
                                                            -----------      -----------      ------------      ------------

     Sales and marketing:
       Sales and marketing                                       2,955              600            17,312             1,392
       Non-cash compensation expense                               893              557             2,156               758
                                                            -----------      -----------      ------------      ------------
         Total sales and marketing                               3,848            1,157            19,468             2,150
                                                            -----------      -----------      ------------      ------------

     General and administrative:
       General and administrative                                4,777              928            11,152             2,259
       Non-cash compensation expense                             1,926            1,004            13,629             2,008
                                                            -----------      -----------      ------------      ------------
         Total general and administrative                        6,703            1,932            24,781             4,267
                                                            -----------      -----------      ------------      ------------

     Amortization of goodwill                                      984                -             2,950                 -
                                                            -----------      -----------      ------------      ------------
            Total operating expenses                            17,453            4,308            64,506             8,628
                                                            -----------      -----------      ------------      ------------

Loss from operations                                           (28,049)          (4,844)          (57,989)           (7,014)
Interest and other income, net                                   2,820              262             6,970               320
                                                            -----------      -----------      ------------      ------------

Net loss                                                     $ (25,229)        $ (4,582)        $ (51,019)         $ (6,694)
                                                            ===========      ===========      ============      ============

Basic and diluted net loss per share                           $ (0.16)         $ (1.03)          $ (0.45)          $ (2.11)
                                                            ===========      ===========      ============      ============

Basic and diluted weighted average shares outstanding          157,668            4,457           112,481             3,178
                                                            ===========      ===========      ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                    -----------------------------
                                                                                         2001            2000
                                                                                    -------------    ------------
Cash flows from operating activities:
    Net loss                                                                           $ (51,019)       $ (6,694)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property and equipment                           5,988             702
         Amortization of goodwill and intangible assets                                    4,119               -
         Amortization of deferred compensation                                            23,631           5,242
         Deferred tax assets                                                              (3,910)              -
         Sales and marketing expense related to the convertible
            note payable to Cisco Systems                                                  8,824               -
         Interest expense related to the convertible note
            payable to Cisco Systems                                                         471               -
         Loss on disposal of property and equipment                                          801               -
         Donation of shares of common stock                                                  100               -
         Change in assets and liabilities:
            Accounts receivable                                                          (11,640)         (2,686)
            Inventories                                                                  (13,479)         (5,881)
            Prepaid expenses                                                              (1,061)         (4,272)
            Other assets                                                                    (671)           (134)
            Accounts payable                                                               9,085            (273)
            Accrued liabilities                                                           10,612           1,681
                                                                                    -------------    ------------
               Net cash used in operating activities                                     (18,149)        (12,315)
                                                                                    -------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (54,926)         (4,835)
                                                                                    -------------    ------------
               Net cash used in investing activities                                     (54,926)         (4,835)
                                                                                    -------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of convertible preferred stock                                      -          46,290
    Proceeds from issuance of common stock upon the
      initial public offering                                                            261,014               -
    Proceeds from issuance of common stock upon the
      exercise of options, net of repurchases                                                480             413
    Proceeds from issuance of convertible note payable                                    50,000               -
    Proceeds from borrowings under line of credit                                          1,013             135
    Repayment of capital lease obligations                                                (1,494)            (72)
                                                                                    -------------    ------------
               Net cash provided by financing activities                                 311,013          46,766
                                                                                    -------------    ------------

Net increase in cash and cash equivalents                                                237,938          29,616

Cash and cash equivalents, beginning of year                                              26,665           4,757
                                                                                    -------------    ------------

Cash and cash equivalents, end of period                                               $ 264,603        $ 34,373
                                                                                    =============    ============

                           (Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPLINK COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                        (CONTINUED FROM PREVIOUS PAGE)


                                                                                                Nine Months Ended
                                                                                                     March 31,
                                                                                            ---------------------------
                                                                                               2001            2000
                                                                                            -----------     -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest expense                                           $   412         $    22
                                                                                            ===========     ===========
    Cash paid during the period for income taxes                                               $ 4,990         $     -
                                                                                            ===========     ===========

Supplemental non-cash investing and financing activities:
    Property and equipment acquired under capital lease                                        $ 7,150         $ 1,420
                                                                                            ===========     ===========
    Deferred compensation related to common stock
      option grants to employees                                                               $29,516         $10,081
                                                                                            ===========     ===========
    Repurchase of common stock                                                                 $    60         $     -
                                                                                            ===========     ===========
    Common stock bonus                                                                         $    36         $     -
                                                                                            ===========     ===========
    Conversion of convertible preferred stock                                                  $58,373         $     -
                                                                                            ===========     ===========
    Conversion of convertible note payable and related interest to Cisco Systems               $50,471         $     -
                                                                                            ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPLINK COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Description of Business. Oplink Communications, Inc. ("Oplink" or the
   -----------------------
"Company") designs, manufactures and markets fiber optic components and integrated optical modules that increase the performance of optical networks. The Company provides a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995 and began shipping its products for sale in 1996. In April 1999, the Company established manufacturing operations in China. In April 2000, the Company acquired Telelight Communication Inc., a designer and manufacturer of passive fiber optic components in Sunnyvale, California and China. The Company has manufacturing operations in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China. The Company has expanded and plans to continue to expand its manufacturing capacity as its business grows. The Company is currently expanding its facilities in Shanghai and Zhuhai. The Company conducts its business within one business segment and has no organizational structure dictated by product, service line, geography or customer type.

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

     In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001, the results of its operations for the three and nine-month periods ended March 31, 2001 and 2000 and its cash flows for the nine-month periods ended March 31, 2001 and 2000. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3. Net Loss Per Share. The Company computes net loss per share in accordance
   ------------------
with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per share computations for the periods presented (in thousands, except per share data):

                                                                         Three Months Ended                Nine Months Ended
                                                                             March 31,                         March 31,
                                                                        2001             2000            2001             2000
                                                                   ---------------   -------------   -------------    --------------
Numerator:
     Net loss attributable to holders of Common Stock                   $ (25,229)        $(4,582)       $(51,019)         $ (6,694)
                                                                   ===============   =============   =============    ==============
Denominator:
     Weighted average shares outstanding                                  157,668           4,457         112,481             3,178
                                                                   ---------------   -------------   -------------    --------------
Denominator for basic and diluted calculations                            157,668           4,457         112,481             3,178
                                                                   ===============   =============   =============    ==============

     Basic and diluted net loss per share                               $   (0.16)        $ (1.03)       $  (0.45)         $  (2.11)
                                                                   ===============   =============   =============    ==============

Antidilutive securities including options, warrants,
     preferred shares and shares per convertible note payable
     not included in net loss per share calculation                        18,474         125,509          57,071           113,331
                                                                   ===============   =============   =============    ==============

4. Inventories.  Inventories are stated at the lower of cost (first-in, first-
   -----------
out) or market. Inventories consist of (in thousands):

                                         March 31,          June 30,
                                            2001              2000
                                        -------------     -------------

          Inventories:
               Raw materials                $ 15,299           $ 6,995
               Work-in-process                 8,376             3,038
               Finished goods                  1,112             1,275
                                        -------------     -------------

                                            $ 24,787           $11,308
                                        -------------     -------------

5. Recent Accounting Pronouncements. In June 1998, the Financial Accounting
   --------------------------------
Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

   In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on the Company's financial position, results of operations or cash flows.

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will be required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's financial position, results of operations or cash flows.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

   In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. The Company does not expect the adoption of EITF 00-10 to have a material impact on its financial position, results of operations or cash flows.

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

7. Contingencies. In November 1999, a lawsuit was filed by E-TEK Dynamics
   -------------
against the Company alleging patent infringement related to the manufacture and sale of fiber optic products which generated a significant amount of the Company's revenues for the quarter ended March 31, 2001 and a majority of the Company's revenues for each of the quarters ended June 30, September 30 and December 31, 2000, and the year ended June 30, 2000. On February 9, 2001, the Court granted our motion to amend our answer to include, among other matters, a counter-claim against E-TEK Dynamics. The counter-claim alleges that E-TEK Dynamics infringes one of our patents relating to fiber optic couplers based on E-TEK's manufacture and sale of DWDM products. We seek an award for damages and injunctive relief.

   In June 2000, a lawsuit was filed and served against the Company and Telelight Communication Inc., a wholly owned subsidiary, alleging patent infringement and trademark claims relating to the manufacture of and offer to sell fiber optic interleaver products.

   In both lawsuits, the plaintiffs are seeking unspecified damages and injunctive relief. An unfavorable ruling in these matters could have a material adverse effect on the Company's financial condition and results of operations. The Company, with the assistance of its legal counsel, intends to vigorously defend its position in both matters. However, because of the considerable uncertainties that exist, the impact, if any, on the Company cannot now be reasonably estimated based on facts currently available to management.

Accordingly, the Company has determined that it would be inappropriate to book an accrual with respect to these litigation matters in the consolidated financial statements.

8. Fiscal Period. On January 1, 2001, the Company adopted a fiscal year which
   -------------
ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. The Company will present each of the fiscal quarters as if it ended on the last day of each calendar quarter. Fiscal year 2001 consists of 52 weeks.

9. Notes Receivable. In March 2001 and April 2001, the Company recorded
   ----------------
promissory notes from two executive officers in the amount of $160,000 and $3,657,500, respectively, secured each by an escrow comprising all of the shares of the Company's common stock covered by the stock options granted to each executive officer. The notes bear interest at 8.5% and 8.0%, respectively, per annum. The promissory note in the amount of $160,000 is due in March 2002. The promissory note in the amount of $3,657,500 is due in April 2006 or upon demand by a majority of the Board of Directors of the Company, whichever is earlier. The notes are offset against common stock during the applicable periods for financial statement presentation.

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

Overview

   We design, manufacture and market fiber optic components and integrated optical modules that increase the performance of optical networks. We provide a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. We were incorporated in September 1995 and began shipping product for sale in the second half of 1996. In April 1999, we established manufacturing operations in China. In April 2000, we acquired Telelight Communication Inc. ("Telelight"), a designer and manufacturer of fiber optic components with operations in Sunnyvale, California and China. We have manufacturing operations in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China. We have expanded and plan to continue to expand our manufacturing capacity as our business grows. We are currently expanding our facilities in Shanghai and Zhuhai.

   We generate revenues from the sale of fiber optic components and integrated optical modules. To date, we have developed over 20 types of primary components. In addition, we have integrated these components through various combinations and are able to provide over 100 customized solutions to our customers. Our products are generally categorized into the following four major groups: wavelength expansion; optical amplification; wavelength performance monitoring and protection; and optical switching. A majority of our revenues are derived from our wavelength expansion products, in particular, dense wavelength division multiplexers, or DWDMs, and multiplexers used primarily in optical amplification. However, revenues derived from our optical amplification and optical switching products have increased as a percentage of total revenues for the nine months ended March 31, 2001 compared to the comparable period of the prior year, and we currently anticipate that such revenues will continue to increase as a percentage of total revenues.

   We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together, although not the same five customers, accounted for 64.2% and 65.9% in the three months and nine months ended March 31, 2001, respectively. We account for Agere Systems Inc. ("Agere") as a separate customer from Lucent Technologies ("Lucent"). Agere was a subsidiary of Lucent until early March 2001 when Agere completed its initial public offering. Agere, Lucent and Corning Incorporated each accounted for revenues greater than 10% for the three months ended March 31, 2001, and Agere, Lucent, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the nine months ended March 31, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

Results of Operations

   Revenues. Revenues increased $26.6 million, or 283%, from $9.4 million for the three months ended March 31, 2000 to $36.0 million for the three months ended March 31, 2001. Revenues increased $90.9 million, or 440%, from $20.7 million for the nine months ended March 31, 2000 to $111.6 million for the nine months ended March 31, 2001. These increases were primarily due to increased shipments of our existing wavelength expansion products, optical amplification products and optical switching products to existing and new customers, and to a lesser extent shipments of new products. We expect our revenues for the fourth quarter of fiscal 2001 to decrease approximately 17% from revenues achieved during the third quarter of fiscal 2001.

   Gross Profit (Loss). Gross profit (loss), excluding non-cash compensation expense, decreased $10.0 million, or 1703%, from a gross profit of $0.6 million for the three months ended March 31, 2000 to a gross loss of $(9.4) million for the three months ended March 31, 2001. This resulted in a decrease in gross margin from 6.2% to (26.1)%. Gross profit, excluding non-cash compensation expense, increased $7.3 million, or 226%, from $3.2 million for the nine months ended March 31, 2000 to $10.6 million for the nine months ended March 31, 2001. This resulted in a decrease in gross margin from 15.7% to 9.5%. The decreases in our gross margin were primarily due to a $19.4 million provision for excess inventory recorded in the three month period ended March 31, 2001, high manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the expansion of our manufacturing capacity and low yields in China due to our expansion. These decreases were partially offset by yield improvements in our domestic manufacturing operations and the cost benefits of manufacturing in China. Manufacturing overhead costs, excluding non-cash compensation expense, associated with the expansion of our manufacturing operations both domestically and internationally increased $6.6 million and $16.2 million for the three months and nine months ended March 31, 2001, respectively, compared to the same periods in the prior fiscal year. The provision for excess inventory reflects the recent significant downturn in customer demand. In response to this downturn, we are focusing on transitioning a majority of our manufacturing to China in the fourth quarter of fiscal 2001. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs both domestically and internationally to further improve yields for our products. We cannot assure you that these programs will continue to be successful in increasing our gross margin. Gross profit (loss), including non-cash compensation expense, decreased $10.1 million, or 1877%, from $(0.5) million for the three months ended March 31, 2000 to $(10.6) million for the three months ended March 31, 2001. This resulted in a decrease in gross margin from (5.7)% to (29.4)%. Gross profit, including non-cash compensation expense, increased $4.9 million, or 304%, from $1.6 million for the nine months ended March 31, 2000 to $6.5 million for the nine months ended March 31, 2001. This resulted in a decrease in gross margin from 7.8% to 5.8%. We expect our gross margin, excluding the provision for excess inventory and non-cash compensation, of 27.7% to remain relatively flat as a percentage of revenues, for the next fiscal quarter.

    Research and Development. Research and development expenses, excluding non-cash compensation expense, increased $4.0 million, or 472%, from $855,000 for the three months ended March 31, 2000 to $4.9 million for the three months ended March 31, 2001. Research and development expenses, excluding non-cash compensation expense, increased $12.2 million, or 893%, from $1.4 million for the nine months ended March 31, 2000 to $13.5 million for the nine months ended March 31, 2001. The increase in research and development expenses was primarily due to costs associated with the substantial increase in personnel and personnel-related costs, an increase in prototype expenses for the design and development of new products as well as significant improvements to existing products, depreciation expense and an increase in occupancy costs due to expansion of facilities. Research and development expenses, including non-cash compensation expense, increased $4.7 million, or 385%, from $1.2 million for the three months ended March 31, 2000 to $5.9 million for the three months ended March 31, 2001. Research and development expenses, including non-cash compensation expense, increased $15.1 million, or 683%, from $2.2 million for the nine months ended March 31, 2000 to $17.3 million for the nine months ended March 31, 2001. We expect our research and development expenses to remain relatively flat in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we continue to develop new products and improve existing products.

    Sales and Marketing. Sales and marketing expenses, excluding non-cash compensation expense, increased $2.4 million, or 393%, from $600,000 for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001. Sales and marketing expenses, excluding a one-time charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense, increased $7.1 million, or 510%, from $1.4 million for the nine months ended March 31, 2000 to $8.5 million for the nine months ended March 31, 2001. The increases in sales and marketing expenses were primarily due to costs associated with the substantial increase in sales and marketing personnel and personnel-related costs, commissions to our internal and external sales representatives, and tradeshow, advertising and other customer-related costs. Sales and marketing expenses, including non-cash compensation expense, increased $2.7 million, or 233%, from $1.2 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation expense, increased $17.3 million, or 805%, from $2.2 million for the nine months ended March 31, 2000 to $19.5 million for the nine months ended March 31, 2001. We expect our sales and marketing expenses to remain relatively flat in dollar amount and increase as a percentage of revenues for the next fiscal quarter.

    General and Administrative. General and administrative expenses, excluding non-cash compensation expense, increased $3.8 million, or 415%, from $928,000 for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001. General and administrative expenses, excluding non-cash compensation expense, increased $8.9 million, or 394%, from $2.3 million for the nine months ended March 31, 2000 to $11.2 million for the nine months ended March 31, 2001. The increases in general and administrative expenses were primarily due to costs associated with the substantial increase in personnel and personnel-related costs, start up costs in China, occupancy costs, legal fees and costs associated with the reporting requirements of a public company. General and administrative expenses, including non-cash compensation expense, increased $4.8 million, or 247%, from $1.9 million for the three months ended March 31, 2000 to $6.7 million for the three months ended March 31, 2001. General and administrative expenses, including non-cash compensation expense, increased $20.5 million, or 481%, from $4.3 million for the nine months ended March 31, 2000 to $24.8 million for the nine months ended March 31, 2001. We expect our general and administrative expenses to remain relatively flat in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we establish the infrastructure to support our growing operations and due to the reporting requirements imposed on a public company.

    Non-cash Compensation Expense. Through December 31, 2000, we had recorded an aggregate of $68.8 million in deferred non-cash compensation. Non-cash compensation expense increased $2.0 million, or 65%, from $3.0 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. Non-cash compensation expense increased $18.4 million, or 351%, from $5.2 million for the nine months ended March 31, 2000 to $23.6 million for the nine months ended March 31, 2001.

    Amortization of Goodwill. Amortization of goodwill of $1.0 million and $3.0 million for the three months and nine months ended March 31, 2001, respectively, represents charges incurred as a result of our acquisition of Telelight in April 2000.

    Interest and Other Income, Net. Interest and other income, net increased $2.6 million from $262,000 for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001. Interest and other income, net increased $6.7 million from $320,000 for the nine months ended March 31, 2000 to $7.0 million for the nine months ended March 31, 2001. The increases in interest income are due to larger cash balances from the proceeds of our initial public offering in October 2000, preferred stock financing in February 2000 and convertible note payable to Cisco Systems in August 2000 offset by the loss on disposal of assets and interest expense on the convertible note payable to Cisco Systems.

    Provision for Income Taxes. We have deferred tax assets of $5.0 million as of March 31, 2001. In assessing the realizability of deferred tax assets, management records a valuation allowance to the extent we do not have a carryback right. The deferred tax assets are equal to the amount of income tax expected to be paid during fiscal 2001, which is related to a tax liability incurred during fiscal 2000 and fiscal 2001.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds through March 31, 2001. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of March 31, 2001, we had cash and cash equivalents of $264.6 million and working capital of $275.5 million.

    Our operating activities used cash of $18.1 million in the nine months ended March 31, 2001. Cash used in operating activities was primarily attributable to a net loss incurred during the first three quarters of fiscal 2001 of $51.0 million, increases in accounts receivable of $11.6 million, inventories of $13.5 million, prepaid expenses of $1.1 million, deferred tax assets of $3.9 million and other assets of $671,000. These amounts were partially offset by increases in accounts payable of $9.1 million, accrued liabilities of $10.6 million, and depreciation and amortization expense of $10.1 million, non-cash compensation expense of $23.6 million, selling and marketing expenses related to the discount feature of the convertible note payable to Cisco Systems of $8.8 million, loss on disposal of assets of $801,000 and interest expense related to the convertible note payable to Cisco Systems of $471,000.

    Our investing activities used cash of $54.9 million in the nine months ended March 31, 2001 due to the purchase of property and equipment. During the remaining 9 months of calendar 2001, we expect to use approximately $50.0 million for the expansion of our manufacturing facilities worldwide. We expect to use cash generated from our initial public offering for these expenditures.

    Our financing activities provided cash of $311.0 million in the nine months ended March 31, 2001 primarily from net proceeds from our initial public offering of $263.7 million, proceeds from the convertible promissory note payable to Cisco Systems of $50.0 million, proceeds from the issuance of common stock of $480,000 and borrowings under our line of credit of $1.0 million partially offset by expenses from our initial public offering of $2.7 million and our repayment of lease obligations of $1.5 million.

    Our principal source of liquidity at March 31, 2001 consisted of $264.6 million in cash and cash equivalents. We believe that our current cash and cash equivalent balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. The factors described above and elsewhere in this report will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists.

    In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on our financial position, results of operations or cash flows.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We will be required to adopt SAB 101 in the fourth quarter of fiscal 2001. We do not expect the adoption of SAB 101 to have a material impact on our financial position, results of operations or cash flows.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

    In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. We do not expect the adoption of EITF 00-10 to have a material impact on our financial position, results of operations or cash flows.

Risk Factors

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

    We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $24.9 million for the year ended June 30, 2000 and $51.0 million for the nine months ended March 31, 2001. We have not achieved profitability on a quarterly basis. As of March 31, 2001, we had an accumulated deficit of $83.5 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. We expect our revenues for the fourth quarter of fiscal 2001 will decrease approximately 17% from revenues achieved during the third quarter of fiscal 2001. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

    We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together, although not the same five customers, accounted for 64.2% and 65.9% in the three months and nine months ended March 31, 2001, respectively. We account for Agere Systems Inc. ("Agere") as a separate customer from Lucent Technologies ("Lucent"). Agere was a subsidiary of Lucent until early March 2001 when Agere completed its initial public offering. Agere, Lucent and Corning Incorporated each accounted for revenues greater than 10% for the three months ended March 31, 2001, and Agere, Lucent, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the nine months ended March 31, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

    Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. For example, we may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers are experiencing a downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers could harm our business. Our dependence on a small number of customers may increase if the optical components industry and our target markets continue to consolidate.

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

    We did not commence sales of our products until late 1996 and only recently began selling our products in large volume. As a result, it is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

    - economic downturn of the fiber optic industry;

    - economic conditions specific to the communications and related industries and the development and size of the markets for our products;

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

    - our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

    - costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

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

    A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we experience delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, we experienced such delays in the third quarter of fiscal 2001, and our loss from operations increased 45.8% from the immediately preceding quarter. As we expand our manufacturing capacity, we will incur expenses in one quarter relating to the expansion that may not result in off-setting revenues until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO EFFECTIVELY MONITOR OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

    We manufacture all of our products in our facilities in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China and currently are expanding our manufacturing capacity at our Shanghai and Zhuhai facilities. We must devote significant resources to expand our manufacturing capacity in China, and our planned expansion will be expensive, will require management's time and may disrupt our operations. Additional risks associated with increasing manufacturing capacity include:

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR OPERATIONS, INCLUDING ANY REDUCTIONS OR INCREASES IN THE NUMBER OF OUR EMPLOYEES, OUR OPERATING RESULTS COULD BE HARMED.

    Primarily as a result of the recent economic downturn and slowdown in capital spending, particularly in the communications industry, we recently implemented a number of cost-cutting measures, including a reduction in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

    Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, in the three month period ended March 31, 2001, we recorded a $19.4 million provision for excess inventory due to the downturn in the fiber optics industry and our gross margin (loss) decreased from 28.5% for the three months ended December 31, 2000 to (29.4)% for the three months ended March 31, 2001. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We are implementing a new automated manufacturing management system to replace our current system that tracks most of our data, including some inventory levels, manually. The conversion from the current system used in San Jose is anticipated to take place in the fourth quarter of fiscal 2001. Failure to effectively transition to this new system could harm our results. The current limitations of our manufacturing management systems increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through calendar 2000 and the first quarter of calendar 2001. As we grow, we will need to implement new systems, which we may fail to do on a timely basis. The risks associated with managing our inventory are increased by the fact that we ship products to two of our largest customers, Lucent and Agere, on a consignment basis, such that we carry the shipped products as inventory until Lucent or Agere accepts the products for use.

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

    Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, are obtained from Nippon Sheet Glass, the sole supplier worldwide of GRIN lenses. Our failure to obtain these materials or other single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. In this regard, we experienced difficulties in obtaining GRIN lenses through calendar 2000. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

    The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase, which recently acquired E-TEK Dynamics and SDL. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

    Several of our existing and potential customers are also current and potential competitors of ours. JDS Uniphase, for example, generated 10.6% and 5.2% of our revenues for the year ended June 30, 2000 and the nine months ended March 31, 2001, respectively. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and module suppliers will become increasingly important to our current and potential customers in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

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

A MAJORITY OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN CHINA, WHICH EXPOSES US TO THE RISK THAT OUR FAILURE TO COMPLY WITH THE LAWS AND REGULATIONS OF CHINA, OR EVENTS IN THAT COUNTRY, WILL DISRUPT OUR OPERATIONS.

    A majority of our manufacturing operations are located in China and are subject to the laws and regulations of China. We anticipate that a greater portion of our manufacturing operations will be located in China in the near future. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local government may impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures. China's economy differs from the economies of many countries in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

    In addition, events out of our control in China, such as political unrest, war, labor strikes and work stoppages, could disrupt our operations. There currently is political tension between the United States and China, which could lead to a breakdown in trade relations. For example, the recent incident involving a collision between a U.S. plane and a Chinese plane increased the existing political tension. There is also significant tension between China and Taiwan, which could result in hostilities. Additionally, China has stepped up its condemnation of the United States' pledge of military support to Taiwan, which could lead to hostilities. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

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

    - fluctuations in the value of currencies; and

    - economic instability.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

    Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the nine months ended March 31, 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification. These products accounted for 56.7% of our revenues in the nine months ended March 31, 2001. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

    Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 18 patents and have 30 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

    In November 1999, E-TEK Dynamics filed a lawsuit against us in the United States District Court for the Northern District of California alleging infringement of E-TEK's patent relating to fiber optic couplers based on our manufacture and sale of our DWDM products. E-TEK seeks an award for damages and injunctive relief. These products generated a majority of our revenues for the year ended June 30, 2000 and the nine months ended March 31, 2001. An adverse ruling in this matter would materially adversely affect our financial condition. JDS Uniphase, which accounted for 10.6% and 5.2% of our revenues for the year ended June 30, 2000 and the nine months ended March 31, 2001, respectively, recently acquired E-TEK. On February 9, 2001, the Court granted our motion to amend our answer to include, among other matters, a counter-claim against E-TEK Dynamics. The counter-claim alleges that E-TEK Dynamics infringes one of our patents relating to fiber optic couplers based on E-TEK's manufacture and sale of DWDM products. We seek an award for damages and injunctive relief. While we do not currently believe that the E-TEK lawsuit will materially harm our supplier relationship with JDS Uniphase, primarily because the products we sell to JDS Uniphase are not subjects of the lawsuit, the ultimate impact of the lawsuit on our business cannot be determined at this time. In addition, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. Chorum seeks an award for damages and injunctive relief.

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

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING AN ECONOMIC DOWNTURN, AS WELL AS RAPID CONSOLIDATION AND REALIGNMENT AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS AT HISTORICAL RATES, THEREBY REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

    We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the third quarter of fiscal 2001, revenues decreased 16.7% from the immediately preceding quarter primarily due to the economic downturn in the communications industry. Additionally, we anticipate a further decrease in revenues of approximately 17% in the fourth quarter of fiscal 2001. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

    - may and do stop purchasing our products at any time without penalty;

    - are free to purchase products from our competitors;

    - are not required to make minimum purchases; and

    - may and do cancel orders that they place with us.

    Sales to any single customer may vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customer purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not place any orders in the succeeding quarter, which makes it difficult to forecast revenue in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

    Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Our customers can generally cancel, reschedule or delay these orders without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the third quarter of fiscal 2001, our customers both delayed and cancelled some orders in backlog resulting in a 16.7% decrease in revenues from the second quarter of fiscal 2001, and we believe revenue will decrease approximately an additional 17% in the fourth quarter of fiscal 2001.

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

    Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, many of the members of our management team have recently joined our company. Mr. Bruce Horn, our Chief Financial Officer, joined us in April 2000, Mr. Frederick R. Fromm, our President, joined us in July 2000, Messrs. Jeff Friedman, our General Counsel, and Daryl Eigen, our Vice President of Sales and Marketing, joined us in August 2000, and Mr. Kenneth Brizel, our Senior Vice President of Strategy and Business Development, joined us in October 2000. If our new management team does not work effectively together, it could seriously harm our business.

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

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN AN AREA EXPERIENCING POWER SHORTAGES, WE FACE THE RISK OF POWER LOSS, WHICH COULD HARM OUR OPERATIONS.

    A substantial portion of our operations are located in San Jose, California. California is in the midst of a power crisis and has recently experienced significant power shortages. Sustained or frequent power failures could disrupt our operations, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES, WE FACE THE RISK THAT A LARGE EARTHQUAKE COULD HARM OUR OPERATIONS.

    A substantial portion of our operations are located in San Jose, California, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. A large earthquake in the San Jose area could disrupt our operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

RISKS RELATED TO OUR COMMON STOCK

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY OUR STOCKHOLDERS AND THESE SALES COULD CAUSE OUR STOCK PRICE TO DECLINE.

    At March 31, 2001, our current stockholders held 183,467,734 shares of our common stock and potentially dilutive common stock equivalents. Potentially dilutive common stock equivalents are options to purchase an aggregate of 25,366,770 shares. Our executive officers, directors and stockholders holding an aggregate of 142,345,964 shares of our common stock, or 90.0% of our total outstanding shares as of March 31, 2001, had executed lock-up agreements that prevented them from selling or otherwise disposing of our common stock for a period of 180 days from October 3, 2000, the date of our initial public offering. These lock-up agreements expired on April 2, 2001. These restricted securities may be sold in the future without registration under the Securities Act to the extent permitted under Rule 144, Rule 701 or another exemption under the Securities Act. In addition, Cisco Systems and the former holders of preferred stock are entitled to registration of their shares of common stock and the shares of common stock issued upon conversion of their preferred stock under certain circumstances.

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

    Our current executive officers, directors and their affiliates own, in the aggregate, as of March 31, 2001, approximately 26.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

    Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $24.56 to a low of $3.63 during the third quarter of fiscal 2001. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

    - preannouncement of financial results;

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

    We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

    Interest Rate Exposure. The primary objective of our investment activities
    ----------------------
is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 31, 2001, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

    Foreign Currency Exchange Rate Exposure. We operate primarily in the United
    ---------------------------------------
States, and all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

    We expect our international revenues and expenses to be denominated predominately in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. Our China operations will expand in the future and account for a larger portion of our worldwide manufacturing. We anticipate that we will experience the risks of fluctuating currencies due to this expansion and may choose to engage in currency hedging activities to reduce these risks.

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

    (a)  Not applicable

    (b)  Not applicable

    (c)  Not applicable

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

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         01.1 Promissory Note from Joseph Y. Liu to the Company in the amount of $3,657,500 dated April 3, 2001.

         01.2 Promissory Note from Daryl J. Eigen to the Company in the amount of $160,000 dated March 27, 2001.

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OPLINK COMMUNICATIONS, INC.
                                  (Registrant)


DATE: May 15, 2001                By: /s/ Bruce Horn
                                     ---------------
                                  Bruce Horn
                                  Chief Financial Officer
                                  (for Registrant and as Principal Financial and
                                  Accounting Officer)