Form 10-K
period 2001-06-30
OPLINK COMMUNICATIONS INC
filed 2001-09-28
CIK 1022225

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2001

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-31581

                               ------------------

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

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 Par Value Per Share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __
                                             ----
          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 10, 2001, was approximately $89,041,831 based upon the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading date prior to that date. Excludes an aggregate of 73,259,698 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

          As of September 10, 2001, approximately 161,419,927 shares of the Registrant's common stock, $0.001 par value, were outstanding.

          Documents Incorporated by Reference:

          The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended June 30, 2001.

                           OPLINK COMMUNICATIONS, INC.
                                    Form 10-K
                                  June 30, 2001

TABLE OF CONTENTS
PART I

 Item 1   Business                                                                       4
 Item 2   Properties                                                                    27
 Item 3   Legal Proceedings                                                             28
 Item 4   Submission Of Matters To A Vote Of Security Holders                           28

PART II

 Item 5   Market For Registrant's Common Stock And Related Stockholder Matters          29
 Item 6   Selected Consolidated Financial Data                                          29
 Item 7   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 32
 Item 7A  Quantitative and Qualitative Disclosures About Market Risk                    41
 Item 8   Financial Statements and Supplementary Data                                   42
 Item 9   Changes In and Disagreements With Accountants On Accounting
          and Financial Disclosure                                                      42

PART III

 Item 10  Directors and Executive Officers of the Registrant                            42
 Item 11  Executive Compensation                                                        42
 Item 12  Security Ownership of Certain Beneficial Owners and Management                42
 Item 13  Certain Relationships and Related Transactions                                42

PART IV

 Item 14  Exhibits, Financial Statement, Schedules and Reports on Form 8-K              43

                                     Part I

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", "estimate" or "assume" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and in "Risk Factors" contained in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Item 1.  Business

Overview

     We design and manufacture a broad line of high performance fiber optic networking components and integrated optical subsystems and market them worldwide to communications equipment suppliers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce components for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and ultra-high reliability undersea use.

     Through internal research and development we have developed over 100 standard products that are sold or integrated into custom solutions. We provide customers with high quality components and integrated optical subsystems that are used for bandwidth creation and management applied to all segments of the optical network infrastructure.

     We build these elements to the exacting requirements of the world's leading optical networking equipment companies, and we work closely with customers during the product development cycle. This provides us with the ability to capture the volume production requirements of our customers when their systems are ready for commercial deployment. We support customers' volume and time-to-market requirements.

     By combining in-house technical expertise with extensive micro-optic manufacturing and packaging capabilities, we are able to produce large volumes of components as well as customized, integrated products and subsystems to meet the specific design needs of customers. Our U.S. headquarters are third party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia (Bellcore) compliance standards. Our manufacturing operations at Zhuhai, China are third party certified to the ISO 9000:2001 standard.

     We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996.

     Our top customers by revenue for the year ended June 30, 2001 were: Agere, Lucent, Nortel and Sycamore. Our top customers by revenue for the year ended June 30, 2000 were: Lucent, Sycamore, JDS Uniphase and Agere.

The Oplink Solutions

     We provide a broad line of high performance fiber optic components and integrated optical subsystems worldwide to communications equipment suppliers. Through internal research and development we have developed over 100 standard products that are sold or integrated into custom solutions for our customers. For all segments of the network we provide our customers with high quality passive components and integrated optical subsystems that are used for bandwidth creation and management. In situations where a customer requires a combination of multiple components within a module or subsystem, our highly trained engineering and marketing staff works closely with them to design a reliable integrated solution. We work with our customers early in their development cycle and design our products to meet their particular requirements. This provides us with the ability to capture the volume production requirements of our customers when their systems are ready for commercial deployment. We support our customers' volume and time-to-market requirements with advanced micro-optic manufacturing and packaging facilities in both the United States and China.

Products and Technologies

     We provide a broad line of fiber optic components and integrated optical subsystems designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, from bandwidth creation to bandwidth management. Some of our products have attributes that combine both of these functions. While all of our bandwidth creation components can be categorized as passive optical components, some of our bandwidth management components utilize electronic interfaces to provide intelligence and to enhance their function in a network.

Bandwidth Creation Products

     Communications equipment suppliers use our bandwidth creation products to expand the capacity of their customers' networks and enable optical signals to travel over greater distances.

     Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that function as highly sensitive filters that enable the combination and separation of a particular wavelength. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber, and locking, which prevents wavelengths traveling simultaneously over the same fiber from interfering with one another. We offer the following products to handle these tasks.

     . Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is an integrated optical module that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM technology uses thin film filter technology to separate optical signals.

     . DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two or more simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

     . Wavelength Lockers. A wavelength locker is an opto-electrical component that is used to stabilize the wavelengths of lasers used in DWDM transmission systems. Wavelength lockers ensure that the wavelength of a source laser does not interfere with an adjacent wavelength signal.

     . Noise Reduction Filters. A noise reduction filter is a filter array module used in conjunction with a particular DWDM module to reduce undesired signals in a communications transmission.

     . Chromatic Dispersion Compensators. A chromatic dispersion compensator is a device that reduces the difference in travel time for signals carried by different wavelengths.

     . Dispersion Slope Compensators. A dispersion slope compensator is a device that reduces the difference in chromatic dispersion of different wavelengths. Chromatic dispersion is caused when signals carried by different wavelengths travel at different speeds.

     Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with EDFAs or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals to enable the optical signal to reach its destination as a clear and readable message. While amplifiers range in complexity, a typical amplifier consists of a fiber and several of the components listed below.

     . Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source. Reflected light can interfere with a laser's process and create noise, which can impair system performance in optical networks.

     . Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes and have very low insertion loss, or the power loss incurred when adding additional components to a fiber cable.

     . WDM Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that provide power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs, or erbium-doped fiber amplifiers, to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

     . Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size and reduce manufacturing cost.

     . Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

     . WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

     . Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

     . Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have equal power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network.

Bandwidth Management Products

     Communications equipment suppliers use our bandwidth management products to add intelligence to their systems, which allows communications service providers to monitor the performance, and control the direction, of light signals throughout the optical network.

     Wavelength Performance Monitoring and Protection Products. The ability to monitor wavelengths within an optical network enables service providers to maintain quality of service even in the event of an interruption in the signal path, such as a cut in the fiber. It is significantly more difficult to monitor signal flow in optical systems as compared to electrical systems. Monitoring requires that optical signals be extracted from the fiber without interfering with the optical signal traveling through the same fiber.

     We offer products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency.

     . Supervisory Channel Monitors. Our supervisory channel monitors are integrated solutions that combine multiple network performance monitoring functions in a single package and integrate our WDMs and couplers. These subsystems enable communications service providers to identify line connectivity.

     . Wavelength Performance Monitors. Our multi-channel wavelength performance monitors are integrated solutions that convert light signals into electrical signals through a combination of: tap couplers; splitters, a passive device that separates light signals; and third-party photodetectors, a device supplied by another optical component manufacturer that receives a light signal in an optical network and converts it into an electrical signal. These subsystems allow communications service providers to monitor whether or not wavelengths are being transmitted properly through the network.

     . Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches and third-party photodetectors. These subsystems integrate network protection functions and monitor optical signal quality, such as optical power, wavelength and signal-to-noise ratio. In addition, these subsystems can provide fast routing and switching capabilities in response to unexpected errors in the optical network. They also enable communications service providers to instantly monitor the network performance at each individual optical wavelength, allowing increased management of traffic flow and network efficiency.

     Optical Switching Products. As optical networks become more complex, there is an increasing demand to provide switching capability to direct optical signals across multiple points in the network. We supply optical fiber switching products that provide all-optical signal switching between fibers with up to eight different end destinations.

     . Switches. Optical switches are devices that can direct optical signals to different end destinations.

     . Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations.

     . Reconfigurable OADMs. Reconfigurable OADMs combine OADM functionality with optical switches and add flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths with different end destinations.

     . Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications.

Customers

     We sell our products worldwide to communications equipment suppliers. In certain cases, we sell our products to other component manufacturers for resale. During the fiscal year ended June 30, 2001, we sold our products to over 150 companies worldwide.

     During the fiscal year ended June 30, 2001, sales to our top seven customers accounted for 77% of our revenues. We expect that the majority of our revenues will continue to depend on sales to a core set of customers, although potentially not the same customers. In addition, some of our customers are companies with which we presently compete or in the future may compete.

Backlog

We define backlog to include orders for which we expect to recognize revenues within the succeeding twelve months. Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. However, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Backlog has significantly declined and as of June 30, 2001, we do not believe that backlog is a reliable indicator of our future revenues for the next year. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, distributor returns or price reductions, our backlog, as of any particular date, may not be representative of actual sales for any succeeding period.

Marketing, Sales and Customer Support

     We market and sell our products through both direct sales and distribution channels, including two domestic and eight international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories within North America, Europe and Asia. As of June 30, 2001, we employed 43 people in sales, marketing and customer service and support in the U.S. who manage key customer accounts and support our direct sales force, sales representatives and distributors. We employ two people in sales and marketing in our Zhuhai, China facility.

     Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.

Product Development

     As of June 30, 2001, we had 63 engineers, 42 of whom hold Ph.D. degrees, involved in research and development of our products. Our engineering team has extensive design, package, processing and software experience in the fields of fiber optic components, integrated optic interfaces and systems. To date, we have been granted 23 patents by, and have 30 patent applications pending with, the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners.

     Our primary product development center is located in San Jose, California. Our research and development expense, excluding non-cash compensation expense, was $17.7 million, $3.7 million and $626,000 for the fiscal years ended June 30, 2001, 2000 and 1999. We have increased our research and development budget and staff to enhance our current fiber optic components and subsystems and to develop new technologies and products to serve the next-generation communication markets.

Manufacturing

     We currently manufacture our components and subsystems at our headquarters in San Jose, California and in China. We are accelerating the transfer of manufacturing processes, assembly operations, and supply chain management to our Pearl River Delta site in Zhuhai, China. Originally intended to occur over the next two years, we anticipate completion of this transfer by December 2001. Additionally, we have manufacturing facilities in Beijing, Chengdu, Fuzhou and Shanghai, China.

     Our facilities in San Jose and Zhuhai maintain complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan on having substantially all of our manufacturing performed in China by December 2001. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce our manufacturing costs.

     In China, we lease a total of approximately 245,000 square feet in five facilities located in Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai. Our Beijing facility totals approximately 31,000 square feet and is used for administration and manufacturing. The lease for this facility expires in May 2003. Our Chengdu facility totals approximately 42,000 square feet and is used for administration and manufacturing. The lease for this facility expires in December 2002. In Fuzhou, we maintain an approximately 10,000 square foot research and development and manufacturing facility pursuant to a lease expiring on August 2007. Our Shanghai facility totals approximately 45,000 square feet and is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005. Our Zhuhai facility totals approximately 137,000 square feet, with the manufacturing space totaling approximately 117,000 square feet and 20,000 square feet of dormitory space. The lease for this facility expires in March 2005. Additionally, we own facilities in the Zhuhai Free Trade Zone totaling 576,921 square feet. In accordance with our restructuring plans announced on July 2, 2001, the Beijing, Chengdu and Fuzhou facilities will be closed or sold to third parties. We anticipate that we will be able to lease facilities in the Zhuhai Free Trade Zone facility to third parties.

     A number of critical raw materials used in manufacturing our products are acquired from single or limited source suppliers. The inability to obtain sufficient quantities of those materials may result in delays, increased costs and reductions in our product shipments. Between January 1997 and August 1999, we entered into several development agreements with Barr Associates, Inc. pursuant to which we paid Barr to design, develop and build multiple vacuum deposition systems for us. These systems are used to produce bandpass filters, an integral component of our DWDMs. Under the terms of these agreements, we are entitled to purchase 100% of the bandpass filters produced by Barr on these systems at a discount. Our discount will continue until our accumulated total discount on filters produced in all systems equals the total amount of our payment for the design, development and cost to build the systems.

Quality

     We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. This system is based on the international standard ISO 9001. Our U.S. headquarters have been third party certified to the ISO 9001 standard in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai, China is third party certified to the ISO 9000:2001 standard.

Competition

     The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

     .  price;

     .  availability, performance and reliability of our products;

     .  the breadth of our product line;

     .  the ability to win designs through prototyping;

     .  manufacturing capacity;

     .  the quality of our manufacturing processes;

     . the compatibility of our products with existing communications networks; and

     .  our ability to participate in the growth of emerging technologies.

     We believe that our principal competitors are the major manufacturers of optical components and subsystems, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase, which recently acquired E-TEK Dynamics and SDL. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line.

     Many of these companies have substantially greater financial, engineering and manufacturing resources as well as greater name recognition and stronger customer relationships. Some of our customers are companies with which we currently compete or in the future may compete. In addition, some of our customers have been or could be acquired by, or enter into strategic relations with, our competitors. We anticipate that further consolidation will occur in our industry, thereby possibly increasing competition in our target markets.

Intellectual Property

     To date, we have been granted 23 patents by, and have 30 patent applications pending with, the U.S. Patent and Trademark Office covering various technologies and products. While we rely on patent, copyright, trade secret and trademark law and restrictions on disclosure to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

     Protecting our intellectual property is critical to the success of our business. Despite our efforts to protect our proprietary rights, various unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology. Moreover, the laws of some foreign countries, including China, do not protect our proprietary rights as fully as in the United States.

     Substantial litigation regarding intellectual property rights exists in the optical communications industry. We expect that fiber optic components and subsystems may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors in the optical communications industry have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. We are currently involved in a patent infringement action with Chorum Technologies. We recently settled a patent infringement action with E-

TEK Dynamics. For a description of these actions, see Item 3, "Legal Proceedings." We cannot make any assurances that other third parties will not claim infringement by us with respect to our technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could seriously harm our financial condition.

Employees

     As of June 30, 2001, we had 605 full-time employees located in the United States and 2,277 full-time employees located in China. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. As of August 31, 2001, we had 291 and 1,328 full-time employees located in the United States and China, respectively, as we are downsizing in accordance with our restructuring plan.

Executive Officers And Directors

     The following table sets forth certain information regarding our executive officers as of September 10, 2001:

Name                                      Age    Position
----                                      ---    --------
Joseph Y. Liu(1).........................  50    Chief Executive Officer and Director
Frederick R. Fromm(2)....................  52    President
Bruce D. Horn............................  50    Chief Financial Officer and Treasurer
Wei-Zhong Li.............................  41    Chief Technology Officer
Kenneth W. Brizel........................  43    Senior Vice President, Strategy and Business Development
Yanfeng Yang.............................  38    Vice President Global Manufacturing/Operations
Jeffrey D. Friedman......................  32    General Counsel
Ian Jenks(3)(4)..........................  47    Chairman of the Board of Directors
Terence P. Brown(5)......................  38    Director
Chieh Chang..............................  49    Director
Herbert Chang(4)(5)......................  39    Director
Leonard J. LeBlanc(5)....................  60    Director
David Spreng(4)..........................  40    Director

_________________________

(1) Following the Company's 2001 Annual Meeting of Stockholders, Joseph Liu will resign as Chief Executive Officer and, subject to stockholder approval at the 2001 Annual Meeting of Stockholders, will become the Company's Chairman of the Board.
(2) Following the Company's 2001 Annual Meeting of Stockholders, Frederick Fromm will become the Company's Chief Executive Officer and, subject to stockholder approval at the 2001 Annual Meeting of Stockholders, will become a member of the Company's Board of Directors.
(3) Ian Jenks is not seeking reelection to the Board of Directors at the 2001 Annual Meeting of Stockholders.
(4)  Member of the Compensation Committee.
(5)  Member of the Audit Committee.

     Joseph Y. Liu is one of our founders and has served as our Chief Executive Officer since September 1999. Mr. Liu was our Chairman of the Board from our inception in 1995 through May 2000 and currently serves as a member of our Board of Directors. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu also serves as a director of several privately held companies involved in semiconductor integrated circuit design and manufacturing. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

     Frederick R. Fromm has served as our President since July 2000. From 1998 to 2000, Mr. Fromm was President and Chief Executive Officer of Siemens Information and Communications Networks, Inc., a telecommunications company. From 1996 to 1998, Mr. Fromm was President and Chief Executive Officer of Siemens Telecom Networks, Inc., a telecommunications company. From 1995 to 1996, Mr. Fromm was President and Chief Executive Officer of Siemens Stromberg-Carlson, Inc., a telecommunications company. Prior to joining Siemens, Mr. Fromm worked as a system designer for AT&T Bell Laboratories (now Lucent Technologies), a communications company. Mr. Fromm is a director of P-Com Corporation, a telecommunications equipment company. Mr. Fromm also serves on the board of a privately-held company. Mr. Fromm received his B.S. in Applied Science and Engineering and his M.S. in Electrical Engineering from the University of Wisconsin and his M.B.A. from Florida Atlantic University.

     Bruce D. Horn has served as our Chief Financial Officer and Treasurer since April 2000. Prior to joining Oplink, Mr. Horn was a consultant at The Brenner Group, a consulting firm, from February 2000 to April 2000. From January 1993 to February 2000, Mr. Horn was the Vice President of Finance and Chief Financial Officer and from March 1991 to January 1993 he was Director of Finance and Chief Financial Officer of Larscom Incorporated, a telecommunications company. Mr. Horn received his B.A. in Accounting from the University of Northern Iowa, and his M.B.A. in Finance from California State University at Hayward.

     Wei-Zhong Li has served as our Chief Technology Officer since December 1997. Prior to joining Oplink, from May 1995 to December 1997, Mr. Li held technical positions with various companies in the fiber optical field, including Synchronous Communication, Inc., a communications equipment manufacturing company, Kaifa Technology, Inc., a fiber optics company, MP Inc., a fiber optics company, and E-TEK Dynamics, Inc, a fiber optics company. Mr. Li received his B.S. and M.S. degrees in Electrical Engineering from Beijing Institute of Technology, China. Mr. Li was the inventor for eight approved patents and has filed eight patents that are pending in the U.S. Patent and Trademark Office. He is also the author of nine technical papers in the fiber optic and microwave communications fields.

     Kenneth W. Brizel has served as our Senior Vice President of Strategy and Business Development since October 2000. From April 1997 to September 2000, Mr. Brizel was with Lucent Microelectronics as Director of Strategic Marketing supporting Optoelectronics and Network Communications Integrated Circuits. Prior to April 1997, he managed product lines at AT&T, Harris Semiconductor, GE and RCA Microelectronics and was Director of world-wide applications/Asia Pacific sales for Star Semiconductor, a NJ based startup. Mr. Brizel has over 20 years of experience in the microelectronics industry covering a broad range of products and technologies in integrated circuits and optics, with responsibilities including P&L management, strategy and business development, marketing, design, production, and sales. Mr. Brizel received his B.S. and M.S. in Electrical Engineering from Rensselaer Polytechnic Institute in Troy, NY.

     Yanfeng Yang has served as our Vice President of Global Manufacturing/Operations since September 2001 and from January 1999 to September 2001, he served in various positions, including R&D Manager and Senior Director of United States Operations. From March 1993 to December 1998, Mr. Yang was the Director of the Research Institute of Optoelectronics at China Daheng Corporation, a photonics high technology company of the Chinese Academy of Sciences. Mr. Yang received his B.S., M.S. and Ph.D. in Optical Engineering from Beijing Institute of Technology, China.

     Jeffrey D. Friedman has served as our General Counsel since August 2000. Prior to joining Oplink, Mr. Friedman was an Assistant United States Attorney from January 1997 to August 2000. From August 1995 to October 1996, Mr. Friedman served as a law clerk to the Honorable Manuel L. Real, United States District Court, Central District of California. From September 1994 to August 1995, Mr. Friedman was an associate with Wilson, Sonsini, Goodrich & Rosati. Mr. Friedman received his B.A. in Political Science from the University of Washington and his J.D. from Santa Clara University School of Law.

     Ian Jenks has been a member of our board of directors since April 2000 and the Chairman of the Board since May 2000. From 1995 to 1998, Mr. Jenks was the President of the Lasers and Fiber Optics groups of Uniphase Corporation, a fiber optics company. Mr. Jenks also serves on the board of directors of several privately-held companies. Mr. Jenks received his B.S. in Aeronautical Engineering from Bristol University in the United Kingdom.

     Terence P. Brown has been a member of our board of directors since August 2000. Mr. Brown is currently retired. From May 2000 to May 2001, Mr. Brown was Vice President and General Manager of the Optical Transport Business Unit at Cisco Systems, a networking solutions company. From November 1999 to May 2000, Mr. Brown was Vice President of Optical Networking Sales at Cisco Systems. From July 1997 to November 1999, Mr. Brown was the Vice President of Field Operations at Cerent Corporation, an optical products company. From July 1993 to July 1997, Mr. Brown was the Regional Vice President and Regional Sales Director of Advanced Fibre Communications, a telecommunications company. Mr. Brown received his B.S. in Electrical Engineering from the University of Notre Dame and a masters degree in Marketing and Economics from Northwestern University.

     Chieh Chang has been a member of our board of directors since September 1995. Mr. Chang currently serves as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from UCLA.

     Herbert Chang has been a member of our board of directors since August 1996. Since April 1996, Mr. Chang has been President of InveStar Capital, Inc., a technology venture capital management firm based in Taiwan. From 1994 to 1996, Mr. Chang was Senior Vice President at WK Technology Fund, a venture capital fund. Mr. Chang serves on the board of directors of Marvell Technology Group Ltd., a manufacturer of integrated circuits for communications-related markets. Mr. Chang received his B.S. from National Taiwan University and his M.B.A. from National Chiao-Tung University in Taiwan.

     Leonard J. LeBlanc has been a member of our board of directors since July 2000. Since February 2001 Mr. LeBlanc has been Vice President, Corporate Development of eBest Inc., a private software company providing collaborative business management solutions. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his masters degree in finance from George Washington University.

     David Spreng has been a member of our board of directors since February 2000. Since September 1998, Mr. Spreng has served as a managing partner of Crescendo Venture Management, LLC. Mr. Spreng was President of IAI Ventures, Inc., a venture capital company, from March 1996 until September 1998. He has also served in various capacities at Investment Advisers, Inc. from 1989 to 1998. Mr. Spreng is also a director of CoSine Communications, a telecommunications equipment company, and Allied Riser Communications, a fiber optics-based telecommunications company. Mr. Spreng also serves on the board of several privately-held companies. Mr. Spreng received his B.S. in Finance and Accounting from the University of Minnesota.

     On August 29, 2001, we announced that Frederick Fromm would assume the position of Chief Executive Officer and that he was also nominated to stand for election as a director of the Company at our 2001 Annual Meeting of Stockholders. Our current Chief Executive Officer, Joseph Liu, will become Chairman of the Board. The changes were in accordance with our planned succession strategy and will become effective following our 2001 Annual Meeting of Stockholders, which is scheduled for November 7,

2001. The director changes are subject to stockholder approval at our 2001 Annual Meeting of Stockholders.

Risk Factors

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $80.4 million, $24.9 million and $3.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. We have not achieved profitability on a quarterly basis. As of June 30, 2001, we had an accumulated deficit of $112.8 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top seven customers together, although not the same seven customers, accounted for 77% and 82% of our revenues in the fiscal years ended June 30, 2001 and 2000, respectively. We account for Agere Systems Inc. ("Agere") as a separate customer from Lucent Technologies ("Lucent"). Agere was a subsidiary of Lucent until early March 2001 when Agere completed its initial public offering. Agere, Lucent, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001, and Lucent, Sycamore Networks, JDS Uniphase and Agere each accounted for revenues greater than 10% for the fiscal year ended June 30, 2000. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

     - our ability to successfully move our manufacturing capacity to our facilities in China;

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

     Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations has resulted in significant volatility in our stock price and the market price for our common stock might continue to fall. It is likely that, in future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to continue to decrease.

BECAUSE A HIGH PERCENTAGE OF OUR EXPENSES IS FIXED IN THE SHORT TERM, OUR OPERATING RESULTS ARE LIKELY TO BE HARMED IF WE EXPERIENCE FURTHER DELAYS IN GENERATING AND RECOGNIZING REVENUES.

     A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, we experienced such delays in the third and fourth quarter of fiscal 2001, and our loss from operations increased 45.8% and 12.7%, respectively, from the immediately preceding quarters. As we move our manufacturing capacity to China, we will incur expenses in one quarter relating to the move that may not result in off-setting revenues until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO EFFECTIVELY MONITOR OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

     We manufacture all of our products in our facilities in San Jose, California and Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai, China and currently are moving substantially all of our manufacturing capacity to our Zhuhai facility. We must devote significant resources to move our manufacturing capacity to China, and our planned move will be expensive, will require management's time and may disrupt our operations. Additionally, in accordance with our restructuring plans, the Beijing, Chengdu and Fuzhou facilities will be closed. Additional risks associated with moving our manufacturing capacity include:

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

     Primarily as a result of the recent economic downturn and slowdown in capital spending, particularly in the communications industry, we recently implemented a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

     Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, in the fiscal year ended June 30, 2001, we recorded a $30.6 million provision for excess and obsolete inventory due to the downturn in the fiber optics industry and our gross margin, excluding non-cash compensation expense, decreased to 8.3% for the fiscal year ended June 30, 2001 from 14.6% for the fiscal year ended June 30, 2000. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We are implementing a new automated manufacturing management system to replace our current system that tracks most of our data, including some inventory levels, manually. The conversion from the current systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China is anticipated to take place in the second quarter of fiscal 2002. Failure to effectively transition to this new system in China could harm our results. The current limitations of our manufacturing management systems increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through fiscal 2001. The risks associated with managing our inventory are increased by the fact that we ship some products to two of our largest customers, Lucent and Agere, on a consignment basis, such that we carry the shipped products as inventory until Lucent or Agere accepts the products for use.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase, which recently acquired E-TEK Dynamics and SDL. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

     A majority of our manufacturing operations are located in China and are subject to the laws and regulations of China. We anticipate that substantially all of our manufacturing operations will be located in China in the near future. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local government may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. China's economy differs from the economies of many countries in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

     In addition, events out of our control in China, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There currently is political tension between the United States and China, which could lead to a breakdown in trade relations. There is also significant tension between China and Taiwan, which could result in hostilities. Additionally, China has stepped up its condemnation of the United States' pledge of military support to Taiwan, which could lead to hostilities. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

DISRUPTION TO COMMERCIAL ACTIVITIES IN THE UNITED STATES OR IN OTHER COUNTRIES MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

     Our operations in the United States and China also expose us to the following general risks associated with international operations:

     - disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

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

     - fluctuations in the value of currencies; and

     - economic instability.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

     Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2001 and 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification. These products accounted for 57% and 81% of our revenues in the fiscal years ended June 30, 2001 and 2000, respectively. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

THE OPTICAL NETWORKING COMPONENT INDUSTRY IS EXPERIENCING DECLINING AVERAGE SELLING PRICES, WHICH COULD CAUSE OUR GROSS MARGINS TO DECLINE AND HARM OUR OPERATING RESULTS.

     The optical networking component industry is experiencing declining average selling prices, or ASPs, as a result of increasing competition and declining market demand. We anticipate that ASPs will continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers and greater manufacturing efficiencies achieved through increased automation in the manufacturing process. These ASP declines have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 23 patents and have 30 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE ARE CURRENTLY A DEFENDANT IN A PATENT DISPUTE AND MAY BE INVOLVED IN OTHER INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT'S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

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

     In June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. Chorum seeks an award for damages and injunctive relief. On May 7, 2001, the Company filed a lawsuit in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum's manufacture of and offer to sell various DWDM products. We are seeking monetary damages and injunctive relief.

     Both prosecuting and defending these lawsuits, and any additional litigation to which we may become a party in the future as a result of alleged infringement of others' intellectual property, will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with either of these matters, or any other intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

     We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the third and fourth quarter of fiscal 2001, revenues decreased 16.7% and 43.8%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

     Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customer purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and do not place any orders in the succeeding quarter, which makes it difficult to forecast revenue in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

     Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the third and fourth quarter of fiscal 2001, our customers both delayed and cancelled some orders in backlog resulting in a 16.7% and 43.8% decrease in revenues, respectively, from the immediately preceding quarter.

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

     Our future success depends upon the continued services of our executive officers and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and these personnel may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

     Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, many of the members of our management team have recently joined our company or have assumed new positions within the Company. Mr. Bruce D. Horn, our Chief Financial Officer, joined us in April 2000, Mr. Frederick R. Fromm, our President, joined us in July 2000, Messr. Jeffrey D. Friedman, our General Counsel, joined us in August 2000, and Mr. Kenneth W. Brizel, our Senior Vice President of Strategy and Business Development, joined us in October 2000. On August 29, 2001, we announced that Frederick R. Fromm would assume the position of Chief Executive Officer. Our current Chief Executive Officer, Joseph Y. Liu, will become Chairman of the Board. The changes were in accordance with our planned succession strategy and will become effective following our 2001 Annual Meeting of Stockholders, which is scheduled for November 7, 2001. If our management team does not work effectively together, it could seriously harm our business.

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

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN AN AREA EXPERIENCING POWER SHORTAGES, WE FACE THE RISK OF POWER LOSS, WHICH COULD HARM OUR OPERATIONS.

     Substantial portions of our operations are located in San Jose, California. California is in the midst of a power crisis and has experienced power shortages. Sustained or frequent power failures could disrupt our operations, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES, WE FACE THE RISK THAT A LARGE EARTHQUAKE COULD HARM OUR OPERATIONS.

     Substantial portions of our operations are located in San Jose, California, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. A large earthquake in the San Jose area could disrupt our operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

RISKS RELATED TO OUR COMMON STOCK

IF WE WERE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED.

     If our stock price falls below one dollar for thirty consecutive business days and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Delisting from the Nasdaq National Market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. The current trading price of our common stock on the Nasdaq National Market is approximately one dollar. Many companies that face delisting as a result of bid prices below the Nasdaq's maintenance standards seek to maintain their listings by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained share price increase. At present, we have made no decision with respect to this course of action, but will continue to evaluate this alternative in light of all other options.

     THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY OUR STOCKHOLDERS AND THESE SALES COULD CAUSE OUR STOCK PRICE TO DECLINE.

         At June 30, 2001, our current stockholders held 188,019,084 shares of our common stock and potentially dilutive common stock equivalents. Potentially dilutive common stock equivalents are options to purchase an aggregate of 26,820,972 shares.

         Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock or debt in the future at a price that we deem appropriate.

     INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

         Our current executive officers, directors and their affiliates own, in the aggregate, as of June 30, 2001, approximately 25.5% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

     BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

         Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $37.00 to a low of $1.875 during the period from October 3, 2000, the date of our initial public offering to June 30, 2001. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

         -   economic downturn in the fiber optics industry;

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

    -   eliminate the right of stockholders to act by written consent; and

    - impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

    Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 2.  Properties

     In the United States, we lease a total of approximately 209,000 square feet in five buildings located in San Jose, California. Of the 209,000 square feet:

         . we lease a 62,000 square foot manufacturing facility and 43,000 square feet of administrative, sales and marketing space pursuant to a lease that expires in February 2005;

         . we lease a 38,000 square foot research and development facility pursuant to a lease that expires in October 2002, which is recorded as an excess facility and is part of our restructuring costs and other special charges;

         . we lease a 53,000 square foot facility pursuant to a lease that expires in January 2008, which is recorded as an excess facility and is part of our restructuring costs and other special charges; and

         . we lease a 13,000 square foot filter coating facility pursuant to a lease that expires in July 2005.

     In China, we lease a total of approximately 245,000 square feet in five facilities located in Beijing, Chengdu, Fuzhou, Shanghai and Zhuhai. Our Beijing facility totals approximately 31,000 square feet and is used for administration and manufacturing. The lease for these facilities expires in May 2003. Our Chengdu facility totals approximately 42,000 square feet and is used for administration and manufacturing. The lease for this facility expires in December 2002. In Fuzhou, we maintain an approximately 10,000 square foot research and development and manufacturing facility pursuant to a lease expiring on August 2007. Our Shanghai facility totals approximately 45,000 square feet and is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005. Our Zhuhai facilities total approximately 137,000 square feet, with the manufacturing facility totaling approximately 117,000 square feet and 20,000 square feet of dormitory space. The lease for these facilities expires in March 2005. Additionally, we own facilities in the Zhuhai Free Trade Zone totaling 576,921 square feet. In accordance with our restructuring plans announced on July 2, 2001, the Beijing, Chengdu and Fuzhou facilities will be closed. We anticipate that we will be able to lease facilities in the Zhuhai Free Trade Zone to third parties.

     Item 3.  Legal Proceedings

     In November 1999, a lawsuit was filed by E-TEK Dynamics, Inc. against the Company alleging patent infringement related to the manufacture and sale of fiber optic products which generated a significant amount of the Company's revenues for the quarter ended March 31, 2001 and a majority of the Company's revenues for each of the quarters ended June 30, September 30 and December 31, 2000, and the year ended June 30, 2000. On February 9, 2001, we amended our answer to include, among other matters, a counter-claim against E-TEK Dynamics. The counter-claim alleged that E-TEK Dynamics infringed one of our patents relating to fiber optic couplers based on E-TEK's manufacture and sale of DWDM products.

     In May 2001, we reached an agreement with E-TEK Dynamics, a wholly owned subsidiary of JDS Uniphase Corporation, to dismiss the patent infringement litigation between the companies. Terms of the settlement included the parties entering into a cross-licensing agreement on certain wavelength division multiplexing (WDM) patents. Neither company admitted any liability, and the parties filed a joint motion to dismiss all claims between the companies, which the Court granted on May 30, 2001.

     In June 2000, Chorum Technologies, Inc. filed a lawsuit in the United States District Court for the Northern District of Texas against the Company and Telelight Communication Inc., our wholly owned subsidiary, alleging patent infringement and trademark claims relating to the manufacture of and offer to sell fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum's manufacture and sale of DWDM products.

     In actions involving Chorum, Chorum and the Company are seeking unspecified damages and injunctive relief. An unfavorable ruling in these matters could have a material adverse effect on the Company's financial condition and results of operations. The Company, with the assistance of its legal counsel, intends to vigorously prosecute and defend its position. However, because of the considerable uncertainties that exist, the impact, if any, on the Company cannot now be reasonably estimated based on facts currently available to management.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Market for Registrant's Common Equity

     (a) Our common stock has been quoted on the Nasdaq National Market under the symbol "OPLK" since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low prices for our common stock for each period indicated:

                                                      High      Low
                                                      ----      ---

     Fiscal 2001:
     Second Quarter (from October 4, 2000)           $37.000   $7.875
     Third Quarter                                   $24.563   $3.625
     Fourth Quarter                                  $ 5.480   $1.875

     As of September 17, 2001 there were approximately 446 stockholders of record and the price per share of our common stock was $1.00. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

     (b) Use of Proceeds From Sales of Registered Securities

     On October 3, 2000, the Securities and Exchange Commission (the "SEC") declared effective the Company's Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, the Company completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. The Company incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

     As of June 30, 2001, we had $246.5 million in cash and cash equivalents. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, the Company has approved a program to repurchase up to an aggregate of $21.2 million of its Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated statement of operations data for the three fiscal years ended June 30, 2001, 2000 and 1999 and the selected consolidated balance sheet data as of June 30, 2001 and 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended June 30, 1998 and the selected consolidated balance sheet data as of June 30, 1999 are derived from audited financial statements not included in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended June 30, 1997 and the selected consolidated balance sheet data as of June 30, 1998 and 1997 are derived from unaudited financial statements not included in this Form 10-K. Net loss per share is not presented for the year ended June 30, 1997, as there was no common shares outstanding during this period and common stock equivalents would be anti-dilutive to our net loss per share.

      The unaudited consolidated financial statements have been prepared by us on a basis consistent with our audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations and financial position as of and for those periods. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                                        Years Ended June 30,
                                                       -----------------------------------------------------
                                                          2001       2000       1999       1998       1997
                                                       ---------  ---------  ---------  ---------  ---------
Consolidated Statement of Operations Data:
Revenues                                               $ 131,815  $  39,048  $   9,094  $   2,493  $     426
Cost of revenues:
   Cost of revenues                                      120,835     33,344      7,225      2,964        877
   Non-cash compensation expense                           4,765      2,269        705         --         --
                                                       ---------  ---------  ---------  ---------  ---------
      Total cost of revenues                             125,600     35,613      7,930      2,964        877
                                                       ---------  ---------  ---------  ---------  ---------

Gross profit (loss)                                        6,215      3,435      1,164       (471)      (451)
                                                       ---------  ---------  ---------  ---------  ---------

Operating expenses:
   Research and development:
      Research and development                            17,706      3,686        626        455        524
      Non-cash compensation expense                        4,390      1,801        646         --         --
                                                       ---------  ---------  ---------  ---------  ---------
        Total research and development                    22,096      5,487      1,272        455        524
                                                       ---------  ---------  ---------  ---------  ---------

   Sales and marketing:
      Sales and marketing                                 19,923      2,695        802        527        238
      Non-cash compensation expense                        2,363      1,312        526         --         --
                                                       ---------  ---------  ---------  ---------  ---------
        Total sales and marketing                         22,286      4,007      1,328        527        238
                                                       ---------  ---------  ---------  ---------  ---------

   General and administrative:
      General and administrative                          13,736      4,173        826        683        193
      Non-cash compensation expense                       15,120      7,358      1,155         --         --
                                                       ---------  ---------  ---------  ---------  ---------
        Total general and administrative                  28,856     11,531      1,981        683        193
                                                       ---------  ---------  ---------  ---------  ---------

   Restructuring costs and other special charges          18,177         --         --         --         --
   In-process research and development                       793      7,020         --         --         --
   Amortization of goodwill                                3,606        981         --         --         --
                                                       ---------  ---------  ---------  ---------  ---------
           Total operating expenses                       95,814     29,026      4,581      1,665        955
                                                       ---------  ---------  ---------  ---------  ---------

Loss from operations                                     (89,599)   (25,591)    (3,417)    (2,136)    (1,406)
Interest and other income (expense), net                   9,227        689        (57)       (12)         9
                                                       ---------  ---------  ---------  ---------  ---------

Net loss                                               $ (80,372) $ (24,902) $  (3,474) $  (2,148) $  (1,397)
                                                       ---------  ---------  ---------  ---------  ---------


Basic and diluted net loss per share                   $   (0.65) $   (3.18) $   (2.37) $   (4.67) $      --
                                                       ---------  ---------  ---------  ---------  ---------

Basic and diluted weighted average
   shares outstanding                                    124,362      7,840      1,463        460         --
                                                       ---------  ---------  ---------  ---------  ---------

Consolidated Balance Sheet Data:
Cash and cash equivalents                              $ 246,473  $  26,665  $   4,757  $     933  $     106
Working capital                                          248,959     30,618      5,637      1,512        182
Total assets                                             387,902     95,932     11,711      3,061      1,361
Long-term liabilities                                      4,988      4,225         --         --         --
Total convertible preferred stock                             --     58,373     12,083      6,373      2,646
Total stockholders' (deficit) equity                     337,982     10,825     (4,525)    (4,089)    (1,924)

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and related notes thereto.

     The following discussion and certain other sections of this report on Form 10-K contain statements reflecting our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, dependence on and relationships with key customers and suppliers and other factors discussed in the "Risk Factors" section in Item 1 may effect our ability to attain the projected performance. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     We design and manufacture a broad line of high performance fiber optic networking components and integrated optical subsystems and market them worldwide to communications equipment suppliers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce components for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and ultra-high reliability undersea use. We were incorporated in September 1995 and reincorporated in Delaware in September 2000. We began shipping product for sale in the second half of 1996. In April 1999, we established manufacturing operations in China.

     We generate revenues from the sale of fiber optic components and integrated optical subsystems. To date, we have developed over 100 standard products that are sold or integrated into custom solutions for our customers. Our products are generally categorized into the following four major groups: wavelength expansion; optical amplification; wavelength performance monitoring and protection; and optical switching. A majority of our revenues are derived from our wavelength expansion products, in particular, dense wavelength division multiplexers, or DWDMs, multiplexers used primarily in optical amplification and amplification components. However, revenues derived from our optical amplification and optical switching products have increased as a percentage of total revenues for the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000, and we currently anticipate that such revenues will continue to increase as a percentage of total revenues.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top seven customers together, although not the same seven customers, accounted for 77% and 82% of our revenues for the fiscal years ended June 30, 2001 and June 30, 2000, respectively. We account for Agere Systems Inc. ("Agere") as a separate customer from Lucent Technologies ("Lucent"). Agere was a subsidiary of Lucent until early March 2001 when Agere completed its initial public offering. Agere, Lucent, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001, and Lucent, Sycamore Networks, JDS Uniphase and Agere each accounted for revenues greater than 10% for the fiscal year ended June 30, 2000. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

     Except for some sales to Lucent and Agere, we recognize revenues from product sales at the time the product is shipped to our customers, including our distributors, provided there are no significant uncertainties with respect to customer acceptance or collection. Our distributors do not have the right to return or exchange products. Some shipments to Lucent and Agere are on a consignment basis, and we do not recognize revenues until Lucent or Agere accept the products for use. In most cases, Lucent and Agere will accept products and we will recognize revenues within one to four months of shipment. We continue to report products shipped to Lucent and Agere as our inventory until they are accepted.

     Our consolidated statement of operations data reflects a reclassification to allocate the non-cash compensation expense related to the issuance of stock options from a single-line presentation within operating expenses to the individual amounts related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.

     In October 2000, we sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter's over-allotment option, resulting in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

     COST OF REVENUES. Our cost of revenues consists of raw material, salaries and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranties. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by production yield, mix of products manufactured in China or the United States, provisions for excess and obsolete inventories, our pricing policies, mix of products sold, costs incurred in establishing additional manufacturing lines and facilities, and manufacturing volume. The fiber optic component industry is characterized by rapidly declining average selling prices, increasing unit volumes and declining margins.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, patent filing costs, non-recurring engineering charges and prototype costs, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expenses to decrease in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we continue to cut costs, develop new products and improve existing products.

     SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of salaries and related expenses for marketing, sales, customer service and application engineering support personnel, commissions paid to the internal sales personnel and representatives, as well as costs associated with promotional and other marketing expenses. We expect our sales and marketing expenses to decrease in dollar amount and increase as a percentage of revenues for the next fiscal quarter.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses. We expect our general and administrative expenses to decrease in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we continue to cut costs.

     NON-CASH COMPENSATION EXPENSE. We have granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2001, we recorded aggregate deferred stock compensation, net of cancellations, of approximately $59.9 million, of which $26.6 million, $12.7 million and $3.0 million was expensed during the fiscal years ended June 30, 2001, 2000 and 1999, respectively. While this expense has increased our net loss, it has had no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in FASB Interpretation No. 28, or FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") and valued using the Black-Scholes model. The deferred compensation expense related to non-employees' stock option grants are amortized over the vesting period as set forth in FIN 28. The remaining $17.6 million will be expensed in future periods generally over a four-year vesting period. We estimate that our deferred stock compensation expense from options and shares granted or issued from July 1998 through June 30, 2001 will be $10.9 million, $5.1 million and $1.6 million for the years ending June 30, 2002, 2003 and 2004, assuming no cancellations or additional stock option grants with exercise prices below fair value of our common stock.

     ACQUISITION OF AURORA. In June 2001, the Company acquired Aurora Associates and Aurora Photonics, Inc. ("Aurora"). Aurora is a developer of acoustic-optic ("AO") devices and systems. These advanced AO devices and systems are classified as spatial (AO deflectors and Bragg cells), temporal (AO modulators and frequency shifters) and spectral (AO tunable filter) modulations. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Aurora subsequent to the acquisition date. The purchase price comprised $1,000,000 cash, 150,000 shares of common stock valued at $448,000, $60,000 of transaction costs and $20,000 in assumed liabilities. The total purchase price aggregated $1,528,000 and was allocated to tangible assets acquired of $68,000, identifiable intangible assets acquired of $499,000, goodwill of $168,000 and in-process research and development ("IP R&D") of $793,000.

     ACQUISITION OF TELELIGHT. In April 2000, the Company acquired Telelight Communication Inc. ("Telelight") in a merger transaction accounted for as a purchase business combination. The purchase price comprised 13,440,000 shares of common stock valued at $26,880,000 and $200,000 of acquisition costs. The total purchase price aggregated $27,080,000 and was allocated to tangible assets acquired of $1,043,000, identifiable intangible assets acquired of $7,395,000, goodwill of $14,580,000, deferred tax liability of $(2,958,000) and in-process research and development ("IP R&D") of $7,020,000. In June 2001 the Company restructured and abandoned the Telelight technology. As a result, the Company recorded a charge of $12.4 million related to the impairment of goodwill and purchased intangible assets representing 100% of the remaining value of the Telelight acquisition.

Results of Operations

     REVENUES. Revenues increased $92.8 million, or 238%, to $131.8 million for the fiscal year ended June 30, 2001 from $39.0 million for the fiscal year ended June 30, 2000. This increase was primarily due to increased shipments of our existing wavelength expansion products, optical amplification products and optical switching products to existing and new customers, and shipments of new products to existing and new customers. This increase was offset by decreases in the average selling price of many of our products. Revenues increased $30.0 million, or 329%, to $39.0 million for the fiscal year ended June 30, 2000 from $9.1 million for the fiscal year ended June 30, 1999. This increase was primarily due to increased shipments of our existing wavelength expansion products to existing customers and to a lesser extent shipments of existing products to new customers and shipments of new products to new and existing customers. This increase was offset by a decrease in the price of a product sold to Lucent and a decrease in the average selling price of some of our other products.

     GROSS PROFIT. Gross profit, excluding non-cash compensation expense, increased $5.3 million, or 92%, to $11.0 million for the fiscal year ended June 30, 2001 from $5.7 million for the fiscal year ended

June 30, 2000. This resulted in a decrease in gross margin from 14.6% to 8.3%. The decrease in our gross margin was primarily due to a $30.6 million provision for excess and obsolete inventory recorded in the fiscal year ended June 30, 2001, compared to a provision of $4.7 million in the fiscal year ended June 30, 2000, higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity and lower yields in our manufacturing facilities in China. These decreases were partially offset by yield improvements in our domestic manufacturing facilities and the cost benefits of manufacturing in China. Manufacturing overhead costs, excluding non-cash compensation expense, associated with the expansion of our manufacturing operations both domestically and internationally increased $19.6 million for the fiscal year ended June 30, 2001, compared to the prior fiscal year. The provision for excess inventory reflects the recent significant downturn in customer demand. In response to this downturn, we are focusing on transitioning substantially all of our manufacturing to China by the fourth quarter of calendar 2001. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs both domestically and internationally to further improve production yields of our products. We cannot assure you that these programs will be successful in increasing our gross margin. Gross profit, excluding non-cash compensation expense, increased $3.8 million, or 205%, to $5.7 million for the fiscal year ended June 30, 2000 from $1.9 million for the fiscal year ended June 30, 1999. This resulted in a decrease in gross margin from 20.6% to 14.6%. The decrease in our gross margin was primarily due to a $4.7 million provision for excess and obsolete inventory for the fiscal year ended June 30, 2000, compared to a provision of $555,000 for the fiscal year ended June 30, 1999. This decrease was partially offset by increased unit shipments of our products and economies of scale resulting from higher production volumes. Gross profit, including non-cash compensation expense, increased $2.8 million, or 81%, to $6.2 million for the fiscal year ended June 30, 2001 from $3.4 million for the fiscal year ended June 30, 2000. This resulted in a decrease in gross margin from 8.8% to 4.7%. Gross profit, including non-cash compensation expense, increased $2.3 million, or 195%, to $3.4 million for the fiscal year ended June 30, 2000 from $1.2 million for the fiscal year ended June 30, 1999. This resulted in a decrease in gross margin from 12.8% to 8.8%.

     RESEARCH AND DEVELOPMENT. Research and development expenses, excluding non-cash compensation expense, increased $14.0 million, or 380%, to $17.7 million for the fiscal year ended June 30, 2001 from $3.7 million for the fiscal year ended June 30, 2000. Research and development expenses, excluding non-cash compensation expense, increased $3.1 million, or 489%, to $3.7 million for the fiscal year ended June 30, 2000 from $626,000 for the fiscal year ended June 30, 1999. The increases in research and development expenses were primarily due to costs associated with the substantial increase in personnel and personnel-related costs, an increase in prototype expenses for the design and development of new products as well as significant improvements to existing products, depreciation expense and an increase in occupancy costs due to expansion of facilities. Research and development expenses, including non-cash compensation expense, increased $16.6 million, or 303%, to $22.1 million for the fiscal year ended June 30, 2001 from $5.5 million for the fiscal year ended June 30, 2000. Research and development expenses, including non-cash compensation expense, increased $4.2 million, or 331%, to $5.5 million for the fiscal year ended June 30, 2000 from $1.3 million for the fiscal year ended June 30, 1999.

     SALES AND MARKETING. Sales and marketing expenses, excluding non-cash compensation expense, increased $17.2 million, or 639%, to $19.9 million for the fiscal year ended June 30, 2001 from $2.7 million for the fiscal year ended June 30, 2000. Sales and marketing expenses, excluding a one-time charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense, increased $8.4 million, or 312%, to $11.1 million for the fiscal year ended June 30, 2001 from $2.7 million for the fiscal year ended June 30, 2000. Sales and marketing expenses, excluding non-cash compensation expense, increased $1.9 million, or 236%, to $2.7 million for the fiscal year ended June 30, 2000 from $802,000 for the fiscal year ended June 30, 1999. The increases in sales and marketing expenses were primarily due to costs associated with the substantial increase in sales and marketing personnel and personnel-related costs, commissions to our internal and external sales representatives, and tradeshow, advertising and other customer-related costs. Sales and marketing expenses, including non-cash compensation expense and excluding the Cisco Systems conversion charge, increased $9.5 million, or 237%, to $13.5 million for the fiscal year ended June 30, 2001 from $4.0 million for the fiscal year ended June 30, 2000. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation expense, increased $18.3 million, or 456%, to $22.3 million for the fiscal year ended June 30, 2001 from $4.0 million for the fiscal year ended June 30, 2000. Sales and marketing expenses, including non-cash compensation expense, increased $2.7 million, or 202%, to $4.0 million for the fiscal year ended June 30, 2000 from $1.3 million for the fiscal year ended June 30, 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding non-cash compensation expense, increased $9.6 million, or 229%, to $13.7 million for the fiscal year ended June 30, 2001 from $4.2 million for the fiscal year ended June 30, 2000. General and administrative expenses, excluding non-cash compensation expense, increased $3.3 million, or 405%, to $4.2 million for the fiscal year ended June 30, 2000 from $826,000 for the fiscal year ended June 30, 1999. The increases in general and administrative expenses were primarily due to costs associated with the substantial increase in personnel and personnel-related costs, occupancy costs, legal fees and costs associated with the reporting requirements of a public company. General and administrative expenses, including non-cash compensation expense, increased $17.3 million, or 150%, to $28.9 million for the fiscal year ended June 30, 2001 from $11.5 million for the fiscal year ended June 30, 2000. General and administrative expenses, including non-cash compensation expense, increased $9.6 million, or 482%, to $11.5 million for the fiscal year ended June 30, 2000 from $2.0 million for the fiscal year ended June 30, 1999.

     NON-CASH COMPENSATION EXPENSE. From July 1, 1998 through June 30, 2001, we had recorded an aggregate of $59.9 million in deferred non-cash compensation, net of cancellations. Non-cash compensation expense increased $13.9 million, or 109%, to $26.6 million for the fiscal year ended June 30, 2001 from $12.7 million for the fiscal year ended June 30, 2000. Non-cash compensation expense increased $9.7 million, or 320%, to $12.7 million for the fiscal year ended June 30, 2000 from $3.0 million for the fiscal year ended June 30, 1999.

     RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES. We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million in the fiscal quarter ended March 31, 2001 to $20.3 million in the fiscal quarter ended June 30, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to be negative compared to the fiscal year ended June 30, 2001, putting downward pressure on margins and profits. Due to this decline in current business conditions, we restructured our business and realigned resources to focus on monitoring costs, preserving cash, accelerating our planned move of manufacturing operations to China and focusing on core opportunities. This restructuring plan includes a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities.

     Additionally, based upon an impairment analysis which indicated that the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition will not be fully recovered through estimated non-discounted future operating cash flows, a charge of $12.4 million was recorded related to the impairment of goodwill and purchased intangible assets. See Note 3 to the Consolidated Financial Statements.

     IN-PROCESS RESEARCH AND DEVELOPMENT ("IP R&D"). In connection with the acquisition of Aurora in June 2001, we recorded a $793,000 charge for IP R&D in the fourth quarter of fiscal 2001 for projects that had not reached technological feasibility and no alternative future use.

     The IP R&D consisted of an AO variable optical attenuator which will regulate optical signals; a fiber optic bypass switch which will act as a temporary switch and can be used in conjunction with existing mechanical switches; a PIAO tunable filter which will be the first electronically chargeable filter; a portable optical spectrum analyzer which will view various wavelengths and indicate events on a real-time basis; a dynamic fiber amplifier equalizer which will balance the signals inside the fiber before transmission to the amplifier; and a reconfigurable optical add-drop multiplexer which will allow the user to electronically change ports, wavelengths and fiber on demand. As of the date of acquisition, these products had not yet reached technological feasibility and had no alternative future use.

     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of this project, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 40%. At the time of the acquisition, the six products ranged from approximately 14.3% to 33.3% complete. The fair value assigned to the in-process research and development totaled $793,000 and was charged to expense at the time of the acquisition.

     AMORTIZATION OF GOODWILL. Amortization of goodwill of $3.6 million and $1.0 million for the fiscal years ended June 30, 2001 and June 30, 2000, respectively, represents charges incurred as a result of our acquisition of Telelight in April 2000.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net increased $8.5 million to $9.2 million for the fiscal year ended June 30, 2001 from $689,000 million for the fiscal year ended June 30, 2000. The increase in interest income were due to larger cash balances from the proceeds of our initial public offering in October 2000, preferred stock financing in February 2000 and convertible note payable to Cisco Systems in August 2000 offset by the loss on disposal of assets and interest expense on the convertible note payable to Cisco Systems. Interest and other income, net increased $746,000 to $689,000 for the fiscal year ended June 30, 2000 from $(57,000) for the fiscal year ended June 30, 1999. The increases in interest income were due to larger cash balances from the proceeds of the preferred stock financing in February 2000 offset by the loss on disposal of assets.

     PROVISION FOR INCOME TAXES. At June 30, 2001 we had approximately $4.4 million of Federal and $3.5 million of State net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code.

     We have recorded a net deferred tax asset of $18.0 million as of June 30, 2001, which is net of a valuation allowance that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent the Company does not have a carryback right. Based on the Company's history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2001, which is zero, and represents the amount that management believes will more likely than not be realizable based on current available objective evidence.

Quarterly Results of Operations

     The following table presents our operating results for the last eight quarters. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period:

                                                                Three Months Ended
                                                     -----------------------------------------
                                                     June 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                                       2001       2001       2000       2000
      Revenues
                                                     $ 20,255   $ 36,042   $ 43,241   $ 32,277
      Cost of revenues:
         Cost of revenues                              19,854     45,465     30,929     24,587
         Non-cash compensation expense                    703      1,173      1,536      1,353
                                                     --------   --------   --------   --------
           Total cost of revenues                      20,557     46,638     32,465     25,940
                                                     --------   --------   --------   --------

      Gross profit                                       (302)   (10,596)    10,776      6,337
                                                     --------   --------   --------   --------

      Operating expenses:
         Research and development:
           Research and development                     4,183      4,888      5,016      3,619
           Non-cash compensation expense                  606      1,030      1,349      1,405
                                                     --------   --------   --------   --------
              Total research and development            4,789      5,918      6,365      5,024
                                                     --------   --------   --------   --------

         Sales and marketing:
           Sales and marketing                          2,611      2,955     11,989      2,368
           Non-cash compensation expense                  207        893        660        603
                                                     --------   --------   --------   --------
              Total sales and marketing                 2,818      3,848     12,649      2,971
                                                     --------   --------   --------   --------

         General and administrative:
           General and administrative                   2,584      4,777      3,682      2,693
           Non-cash compensation expense                1,491      1,926      6,333      5,370
                                                     --------   --------   --------   --------
              Total general and administrative          4,075      6,703     10,015      8,063
                                                     --------   --------   --------   --------

         Impairment of intangible assets               12,442          -          -          -
         Restructuring charges                          5,735          -          -          -
         In-process research and development              793          -          -          -
         Amortization of goodwill                         656        984        983        983
                                                     --------   --------   --------   --------
                Total operating expenses               31,308     17,453     30,012     17,041
                                                     --------   --------   --------   --------

      Loss from operations                            (31,610)   (28,049)   (19,236)   (10,704)
      Interest and other income (expense), net          2,257      2,820      4,138         12
                                                     --------   --------   --------   --------

      Loss before income taxes                        (29,353)   (25,229)   (15,098)   (10,692)
      Income tax benefit                                    -          -          -          -
                                                     --------   --------   --------   --------

      Net loss                                       $(29,353)  $(25,229)  $(15,098)  $(10,692)
                                                     ========   ========   ========   ========

                                                    June 30,   Mar. 31,   Dec. 31,   Sept. 30,
                                                      2000       2000       1999       1999
                                                    ---------  --------   --------   --------
     Revenues                                       $ 18,387   $  9,412   $  6,817   $  4,432
     Cost of revenues:
        Cost of revenues                              15,924      8,824      5,322      3,274
        Non-cash compensation expense                    642      1,124        347        156
                                                    --------   --------   --------   --------
          Total cost of revenues                      16,566      9,948      5,669      3,430
                                                    --------   --------   --------   --------

     Gross profit                                      1,821       (536)     1,148      1,002
                                                    --------   --------   --------   --------

     Operating expenses:
        Research and development:
          Research and development                     2,324        855        289        218
          Non-cash compensation expense                  952        364        375        110
                                                    --------   --------   --------   --------
             Total research and development            3,276      1,219        664        328
                                                    --------   --------   --------   --------

        Sales and marketing:
          Sales and marketing                          1,303        600        481        311
          Non-cash compensation expense                  554        557        111         90
                                                    --------   --------   --------   --------
             Total sales and marketing                 1,857      1,157        592        401
                                                    --------   --------   --------   --------

        General and administrative:
          General and administrative                   1,914        928        612        719
          Non-cash compensation expense                5,350      1,004        831        173
                                                    --------   --------   --------   --------
             Total general and administrative          7,264      1,932      1,443        892
                                                    --------   --------   --------   --------

        Impairment of intangible assets                    -          -          -          -
        Restructuring charges                              -          -          -          -
        In-process research and development            7,020          -          -          -
        Amortization of goodwill                         981          -          -          -
                                                    --------   --------   --------   --------
               Total operating expenses               20,398      4,308      2,699      1,621
                                                    --------   --------   --------   --------

     Loss from operations                            (18,577)    (4,844)    (1,551)      (619)
     Interest and other income (expense), net            369        262         23         35
                                                    --------   --------   --------   --------

     Loss before income taxes                        (18,208)    (4,582)    (1,528)      (584)
     Income tax benefit                                    -          -          -          -
                                                    --------   --------   --------   --------

     Net loss                                       $(18,208)  $ (4,582)  $ (1,528)  $   (584)
                                                    --------   --------   --------   --------

     Due to the factors noted above and other factors noted under "Risk Factors," we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds and proceeds from exercise of stock options, employee stock purchase plan and warrants which totaled approximately $5.9 million through June 30, 2001. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of June 30, 2001, we had cash and cash equivalents of $246.5 million and working capital of $249.0 million.

     Our operating activities used cash of $18.0 million in fiscal 2001, $7.1 million in fiscal 2000, and $537,000 in fiscal 1999. Cash used in operating activities was primarily attributable to net losses incurred during each of the fiscal years ended June 30, 2001, 2000 and 1999 of $80.4 million, $24.9 million and $3.5 million, respectively, as adjusted for non-cash activity totaling $96.5 million, $25.9 million, and $3.9 million, respectively. In fiscal 2001, cash used in operating activities was also attributable to increases in accounts receivable, inventories and prepaid expenses of $7.1 million, $41.0 million and $4.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $6.4 million and $12.4 million, respectively. In fiscal 2000, cash used in operating activities was also attributable to increases in accounts receivable, inventories, prepaid expenses and other assets of $8.1 million, $13.6 million, $3.1 million and $892,000, respectively, partially offset by increases in accounts payable and accrued liabilities of $11.9 million and $5.7 million, respectively. In fiscal 1999, cash used in operating activities was also attributable to increases in accounts receivable, inventories and prepaid expenses of $1.2 million, $2.5 million and $480,000, respectively, partially offset by increases in accounts payable and accrued liabilities of $2.8 million and $574,000, respectively.

     Our investing activities used cash of $73.2 million in fiscal 2001, $18.0 million in fiscal 2000, and $1.4 million in fiscal 1999. In the fiscal year ended June 30, 2001, our investing activities reflect the purchase of property and equipment of $72.2 million, and cash used in connection with our acquisition of Aurora of $1.0 million. In the fiscal years ended June 30, 2000 and 1999, our investing activities primarily reflect purchases of property and equipment. During the remaining 6 months of calendar 2001, we expect to use approximately $8.0 million for our manufacturing facilities worldwide. We expect to use cash generated from our initial public offering for these expenditures.

     Our financing activities provided cash of $311.0 million in fiscal 2001, $46.9 million in fiscal 2000, and $5.7 million in fiscal 1999. In fiscal 2001, the increase in cash was primarily from net proceeds from our initial public offering of $263.7 million, proceeds from the convertible promissory note payable to Cisco Systems of $50.0 million, proceeds from the issuance of common stock of $1.3 million and borrowings under our line of credit of $1.0 million partially offset by expenses from our initial public offering of $2.7 million and our repayment of lease obligations of $2.4 million. In fiscal 2000 and fiscal 1999, the increase in cash was primarily from the net proceeds from issuance of our convertible preferred stock. On September 26, 2001, the Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company's Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

     Our principal source of liquidity at June 30, 2001 consisted of $246.5 million in cash and cash equivalents. We believe that our current cash and cash equivalent balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital expenditures totaled $72.2 million in fiscal 2001. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

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

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 on April 1, 2001 did not have a material impact on our financial position, results of operations or cash flows.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

     In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. The guidance outlined in EITF 00-10 did not have a material impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 141,"Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operations or cash flows.

     In various areas, including revenue recognition, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB's Emerging Issues Task Force continue to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's future accounting for its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2001, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

Foreign Currency Exchange Rate Exposure

     We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 10. Directors and Executive Officers of the Registrant

     Incorporated by reference to the section of the Company's 2001 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2001 entitled "Proposal 1--Election of Directors" and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the identification of Oplink's executive officers and directors may be found in the section entitled "Executive Officers and Directors" in Part I of the Form 10-K.

Item 11. Executive Compensation

     Incorporated by reference to the section of the Company's 2001 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2001 entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the section of the Company's 2001 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2001 entitled "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the section of the Company's 2001 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of June 30, 2001 entitled "Certain Transactions."

                                     Part IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a) 1.   Financial Statements

         See Item 8 of this Annual Report.

(a) 2.   Financial Statement Schedules

         See Item 8 and Schedule II of this Annual Report.

(a) 3.   Exhibits

Exhibit No.       Description
-----------       -----------

3.1(1)            Amended and Restated Certificate of Incorporation of Oplink.
3.2(1)            Bylaws of Oplink.
4.1(1)            Reference is made to Exhibits 3.1 and 3.2.
4.2(1)            Third Amended and Restated Rights Agreement, dated as of
                  February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4.3(2)            Registration statement for 1995 Stock Plan, 1998 Stock Plan,
                  2000 Equity Incentive Plan and 2000 Employee Stock Purchase
                  Plan.
10.1+(1)          Development Contract Agreements, by and among Oplink and Barr
                  Associates, Inc. dated as of January 1997, July 9, 1998, March
                  17, 1999, April 14, 1999 and August 1999.
10.2+(1)          General Purchase Agreement dated June 18, 2000 by and between
                  Oplink and Cierra Photonics Inc.
10.3+(1)          Manufacturers Representative/Distributor Contract dated
                  January 26, 1998, by and between Oplink and DBX Communications
                  Inc.
10.4+(1)          Agreement dated July 2, 1999 by and between Oplink and Corning
                  Incorporated.
10.5(1)           Building Floor Lease dated March 2000 by and between Fuzhou
                  Oplink Communications, Inc. and Fuzhou Kang Shun Guang
                  Telecommunications Co., Ltd.
10.6(1)           Building Use Contract dated March 28, 2000 by and between
                  Zhuhai Oplink Communications, Inc. and Guangdong Zhuhai High
                  Technology Results Industrialization Demonstration Base
                  Company, Ltd.
10.7(1)           Supplementary Contract I dated March 28, 2000 by and between
                  Zhuhai Oplink Communications, Inc. and Guangdong Zhuhai High
                  Technology Results Industrialization Demonstration Base
                  Company, Ltd.
10.8(1)           Supplementary Contract II dated March 28, 2000 by and between
                  Zhuhai Oplink Communications, Inc. and Guangdong Zhuhai High
                  Technology Results Industrialization Demonstration Base
                  Company, Ltd.
10.9(1)           State-owned Land Use Rights Assignment Contract dated May 16,
                  2000 by and between Oplink Communications Inc. and Zhuhai
                  Bonded Area Management Committee.
10.10(1)          Sublease dated March 1, 2000 by and between Oplink and Steag
                  RTP Systems.
10.11(1)          Consent to Sublease Agreement dated March 2000 by and among
                  Oplink, Steag RTP Systems and Carlyle Forhen Trust.
10.12(1)          Lease Agreement dated July 21, 1995 by and between SBC&D Co.,
                  Inc. and AG Associates, Inc., as amended by the First
                  Amendment dated July 21, 1995 and the Second Amendment dated
                  December 3, 1997.
10.13(1)          Representative Agreement dated May 2, 2000, by and among
                  Oplink and Wavetec.
10.14(1)          Sublease Agreement dated February 29, 2000 by and among Wyse
                  Technology Inc. and Oplink and Wyse Technology Investments
                  Inc.
10.15(1)          Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse
                  Technology, Inc.

10.16(1)          Amendment No. 1 to Sublease Agreement dated April 14, 2000 and
                  Amendment No. 2 dated September 1, 2000 by and among Oplink,
                  Wyse Technology Inc. and Wyse Technology Investments Inc.
10.17(1)          Employment Letter Agreement by and between Oplink and
                  Frederick R. Fromm dated August 10, 2000.
10.18(1)          Lease dated July 24, 2000 by and between Oplink and San Jose
                  Technology Properties, LLC.
10.19(1)          Stock Option Agreement dated May 10, 2000 by and between
                  Oplink and David Spreng.
10.20(1)          Stock Option Agreement dated May 10, 2000 by and between
                  Oplink and Bruce D. Horn.
10.21(1)          Stock Option Agreements dated May 10, 2000 by and between
                  Oplink and Ian Jenks.
10.22(1)          Oplink's 2000 Equity Incentive Plan.
10.23(1)          Oplink's 2000 Employee Stock Purchase Plan.
10.24(1)          Oplink's 1995 Stock Plan.
10.25(1)          Oplink's 1998 Stock Plan.
10.26(1)          Note Purchase Agreement by and between Oplink and Cisco
                  Systems, Inc. and Convertible Promissory Note each dated
                  August 28, 2000.
10.27(1)          Oplink Form of Indemnity Agreement.
10.28(1)          Employment Letter Agreement by and between Oplink and Daryl J.
                  Eigen dated August 15, 2000.
10.29(1)          Employment Letter Agreement by and between Oplink and Jeffrey
                  D. Friedman dated August 15, 2000.
10.30(1)          Lease Agreements dated August 1, 2000 by and between Beijing
                  Oplink Communications, Inc. and Zhong He Realtor Development
                  Co.
10.31(1)          Lease Agreements dated August 18, 2000 by and between the
                  preparatory office of Shanghai Oplink Communications, Inc. and Shanghai Jia Yi Industrial Development Co., Ltd.
10.32(1)          Change of Control Agreement by and between Oplink and Joseph
                  Y. Liu dated September 17, 2000.
10.33(1)          Change of Control Agreement by and between Oplink and Bruce D.
                  Horn dated September 17, 2000.
10.34(1)          Employment Letter Agreement by and between Oplink and Robert
                  T. Ku dated October 3, 2000.
10.35             Change of Control Agreement by and between Oplink and
                  Frederick R. Fromm dated April 5, 2001.
10.36             Change of Control Agreement by and between Oplink and Bruce D.
                  Horn dated April 5, 2001.
10.37             Change of Control Agreement by and between Oplink and Jeffrey
                  D. Friedman dated April 5, 2001.
10.38             Change of Control Agreement by and between Oplink and Joseph
                  Y. Liu dated June 1, 2001.
10.39             Form of Employee Letter Agreement by and between Oplink and
                  Frederick R. Fromm.
10.40             Promissory Note by and between Oplink and Joseph Y. Liu dated
                  April 3, 2001.
10.41             Form of Amendment of Stock Option Agreements by and between
                  Oplink and Joseph Y. Liu.
10.42             Form of Amendment of Stock Option Agreements by and between
                  Oplink and Ian Jenks.
21.1              Subsidiaries of Oplink.
23.1              Consent of PricewaterhouseCoopers LLP.
24.1              Power of Attorney is contained on the Signatures page.

          (+) Confidential treatment granted with respect to portions of these exhibits

          (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1/A No. 333-41506 as filed on October 3, 2000.

          (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 No. 333-47928 as filed on October 13, 2000.

(b)       Reports on Form 8-K.

          On August 3, 2001, the Company filed a report on Form 8-K regarding its revision to the insider trading policy to allow directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act, written programs that permit automatic trading of the Company's stock or trading of the Company's stock by an independent person who is not aware of material nonpublic information at the time of the trade. Members of the Company's management team have recently adopted such programs and may do so in the future from time to time.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2001.

OPLINK COMMUNICATIONS, INC.

                        By: /s/ BRUCE D. HORN
                            -----------------------------------------
                            Bruce D. Horn
                            Chief Financial Officer

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph Y. Liu and Bruce D. Horn, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection there with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

SIGNATURE                            TITLE                                 DATE
---------                            -----                                 ----
/s/ Joseph Y. Liu                    Chief Executive Officer               September 28, 2001
---------------------------
Joseph Y. Liu                        (Principal Executive Officer)

/s/ Bruce D. Horn                    Chief Financial Officer               September 28, 2001
------------------------------
Bruce D. Horn                        (Principal Financial and
                                     Accounting  Officer)

/s/ Ian Jenks                        Chairman of the Board                 September 28, 2001
------------------------------
Ian Jenks

/s/ Terence P. Brown                 Director                              September 28, 2001
------------------------
Terence P. Brown

/s/ Chieh Chang                      Director                              September 28, 2001
--------------------------
Chieh Chang

/s/ Herbert Chang                    Director                              September 28, 2001
---------------------------
Herbert Chang

/s/ Leonard J. LeBlanc               Director                              September 28, 2001
------------------------
Leonard J. LeBlanc

/s/ David Spreng                     Director                              September 28, 2001
---------------------------
David Spreng

Item 8.  Consolidated Financial Statements and Supplementary Data

Oplink Communications, Inc.
Index to Financial Statements

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants...............................................................                F-2

Consolidated Balance Sheet .....................................................................                F-3

Consolidated Statement of Operations ...........................................................                F-4

Consolidated Statement of Convertible Preferred Stock and Stockholders' (Deficit) Equity .......                F-5

Consolidated Statement of Cash Flows ...........................................................                F-6

Notes to Consolidated Financial Statements .....................................................                F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Oplink Communications, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the "Company") at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


San Jose, California
July 31, 2001, except for Note 13,
as to which the date is September 26, 2001

                           OPLINK COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                       June 30,
                                                                                               ------------------------
                                                                                                  2001          2000
                                                                                               ----------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $ 246,473      $ 26,665
    Accounts receivable, net                                                                       17,178        10,100
    Inventories                                                                                    21,739        11,308
    Prepaid expenses                                                                                8,501         3,974
    Deferred tax assets                                                                                 -         1,080
                                                                                                 --------      --------
        Total current assets                                                                      293,891        53,127

Property and equipment, net                                                                        92,086        21,270
Intangible assets                                                                                     667        20,600
Other assets                                                                                        1,258           935
                                                                                                 --------      --------

        Total assets                                                                             $387,902      $ 95,932
                                                                                                 ========      =========

LIABILITIES, CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                             $ 21,596      $ 15,188
    Accrued liabilities                                                                            18,654         6,767
    Current portion of capital lease obligations                                                    3,534           419
    Borrowings under the line of credit                                                             1,148           135
                                                                                                 --------      --------
        Total current liabilities                                                                  44,932        22,509

Capital lease obligations, non current                                                              4,988         1,267
Deferred tax liability                                                                                  -         2,958
                                                                                                 --------      --------
                                                                                                   49,920        26,734
                                                                                                 --------      --------
Convertible Preferred Stock, $0.001 par value; 20,000,000 and
    110,183,344 shares authorized; 0 and 110,103,344 shares issued and
    outstanding Liquidation value $0 and $58,370                                                        -        58,373
                                                                                                 --------      --------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Common Stock, $0.001 par value, 400,000,000 shares
        authorized; 161,198,112 and 24,457,878 shares issued and outstanding                          161            24
    Additional paid-in capital                                                                    472,102        61,253
    Notes receivable from stockholders                                                             (3,889)            -
    Deferred stock compensation                                                                   (17,554)      (17,986)
    Accumulated deficit                                                                          (112,838)      (32,466)
                                                                                                 --------      --------
        Total stockholders' equity                                                                337,982        10,825
                                                                                                 --------      --------

             Total liabilities, convertible preferred stock
                  and stockholders' equity                                                       $387,902      $ 95,932
                                                                                                 ========      ========




  The accompanying notes are an integral part of these consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                          Years Ended June 30,
                                                           --------------------------------------------------
                                                              2001                 2000                1999
                                                           ----------           ---------           ---------
Revenues                                                    $ 131,815           $  39,048           $   9,094
Cost of revenues:
  Cost of revenues                                            120,835              33,344               7,225
  Non-cash compensation expense                                 4,765               2,269                 705
                                                            ---------           ---------           ---------
    Total cost of revenues                                    125,600              35,613               7,930
                                                            ---------           ---------           ---------

Gross profit                                                    6,215               3,435               1,164
                                                            ---------           ---------           ---------

Operating expenses:
  Research and development:
    Research and development                                   17,706               3,686                 626
    Non-cash compensation expense                               4,390               1,801                 646
                                                            ---------           ---------           ---------
      Total research and development                           22,096               5,487               1,272
                                                            ---------           ---------           ---------

  Sales and marketing:
    Sales and marketing                                        19,923               2,695                 802
    Non-cash compensation expense                               2,363               1,312                 526
                                                            ---------           ---------           ---------
      Total sales and marketing                                22,286               4,007               1,328
                                                            ---------           ---------           ---------

  General and administrative:
    General and administrative                                 13,736               4,173                 826
    Non-cash compensation expense                              15,120               7,358               1,155
                                                            ---------           ---------           ---------
      Total general and administrative                         28,856              11,531               1,981
                                                            ---------           ---------           ---------

  Restructuring costs and other special charges                18,177                   -                   -
  In-process research and development                             793               7,020                   -
  Amortization of goodwill                                      3,606                 981                   -
                                                            ---------           ---------           ---------
        Total operating expenses                               95,814              29,026               4,581
                                                            ---------           ---------           ---------

Loss from operations                                          (89,599)            (25,591)             (3,417)
Interest and other income (expense), net                        9,227                 689                 (57)
                                                            ---------           ---------           ---------

Net loss                                                    $ (80,372)          $ (24,902)          $  (3,474)
                                                            =========           =========           =========

Basic and diluted net loss per share                        $   (0.65)          $   (3.18)          $   (2.37)
                                                            =========           =========           =========

Basic and diluted weighted average shares outstanding         124,362               7,840               1,463
                                                            =========           =========           =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
    CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                                (DEFICIT) EQUITY
                        (In thousands, except share data)

                                                                                                 Notes
                                 Convertible                           Additional Deferred    Receivable                  Total
                               Preferred Stock         Common Stock      Paid in   Stock         from      Accumulated Stockholders'
                             ---------------------   -----------------
                               Shares      Amount     Shares    Amount  Capital  Compensation Stockholders    Deficit      Deficit
                             ---------    --------   --------   ------ --------- ------------ ------------ ----------- -------------
Balance at June 30, 1998       66,770,016 $  6,373    1,120,000 $  1   $       -   $      -    $     -     $  (4,090)  $ (4,089)

Exercise of stock options               -        -    1,160,000    1           5          -          -             -          6
Issuance of Series D
  Preferred Stock at
  $0.375 per share             15,226,632    5,710            -    -           -          -          -             -          -
Deferred stock compensation             -        -            -    -       6,537     (6,537)         -             -          -
Amortization of deferred
  compensation                          -        -            -    -           -      3,032          -             -      3,032
Net loss                                -        -            -    -           -          -          -        (3,474)    (3,474)
                             ------------ --------  ----------- ----   ---------   --------   --------     ---------   ---------

Balance at June 30, 1999       81,996,648   12,083    2,280,000    2       6,542     (3,505)         -        (7,564)    (4,525)

Exercise of stock options               -        -    8,737,878    9         647          -          -             -        656
Issuance of Series D
  Preferred Stock at $0.375
  per share                     6,106,696    2,290            -    -           -          -          -             -          -
Issuance of Series E
  Preferred Stock at $2.00
  per share, net               22,000,000   44,000            -    -         (24)         -          -             -        (24)
Deferred stock compensation             -        -            -    -      27,221    (27,221)         -             -          -
Amortization of deferred
  compensation                          -        -            -    -           -     12,740          -             -     12,740
Issuance of common stock in
  connection with
  acquisition                           -        -   13,440,000   13      26,867          -          -             -     26,880
Net loss                                -        -            -    -           -          -          -       (24,902)   (24,902)
                             ------------ --------  ----------- ----   ---------   --------   --------     ---------   ---------

Balance at June 30, 2000      110,103,344   58,373   24,457,878   24      61,253    (17,986)         -       (32,466)    10,825


Exercise of stock options               -        -    4,717,579    5       1,019          -          -             -      1,024
Issuance of common stock
  upon the initial public
  offering, net of
  issuance costs                        -        -   15,755,000   16     260,981          -          -             -    260,997
Issuance of common stock
  bonus                                 -        -       20,000    -          35          -          -             -         35
Issuance of common stock
  from ESPP                             -        -      130,757    -         500          -          -             -        500
Conversion of convertible
  preferred stock            (110,103,344) (58,373) 110,103,344  110      58,263          -          -             -     58,373
Conversion of convertible
  note payable and related
  interest to Cisco Systems             -        -    3,298,773    3      59,292          -          -             -     59,295
Note receivable from
  stockholder to exercise
  stock options and related
  interest                              -        -    2,216,666    2       3,656          -     (3,889)            -       (231)
Exercise of common stock
  warrants                              -        -      348,904    1          59          -          -             -         60
Repurchase of common stock              -        -      (10,789)  (1)        (59)         -          -             -        (60)
Stock compensation related
  to grant of stock
  options to non-employees              -        -            -    -         350          -          -             -        350
Deferred stock compensation             -        -            -    -      28,009    (28,009)         -             -          -
Amortization of deferred
  compensation                          -        -            -    -      (1,803)    28,441          -             -     26,638
Issuance of common stock
  in connection with
  acquisition                           -        -      150,000    1         447          -          -             -        448
Donation of shares of
  common stock                          -        -       10,000    -         100          -          -             -        100
Net loss                                -        -            -    -           -          -          -       (80,372)   (80,372)
                             ------------ --------  ----------- ----   ---------   --------   --------     ---------   ---------

Balance at June 30, 2001                - $      -  161,198,112 $161   $ 472,102   $(17,554)  $ (3,889)    $(112,838)  $337,982
                             ============ ========  =========== ====   =========   ========   ========     =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Years Ended June 30,
                                                                            --------------------------------------------
                                                                                2001           2000            1999
                                                                            -----------  -------------   ---------------
Cash flows from operating activities:
   Net loss                                                                 $  (80,372)    $  (24,902)     $   (3,474)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization of property and equipment                  9,806          1,231             267
        Amortization of goodwill and intangible assets                           5,035          1,375               -
        Amortization of deferred stock compensation                             26,638         12,740           3,032
        Provision for excess and obsolete inventory                             30,565          4,659             555
        Impairment of intangible assets                                         12,442              -               -
        Acquired in-process research and development                               793          7,020               -
        Change in deferred tax assets                                            1,080         (1,080)              -
        Sales and marketing expense related to the convertible
          note payable to Cisco Systems                                          8,824              -               -
        Non-cash interest expense related to the convertible
          note payable to Cisco Systems                                            471              -               -
        Loss on disposal of property and equipment                                 813              -               -
        Other                                                                       29              -               -
        Change in assets and liabilities:
          Accounts receivable                                                   (7,078)        (8,087)         (1,207)
          Inventories                                                          (40,996)       (13,591)         (2,545)
          Prepaid expenses                                                      (4,527)        (3,118)           (480)
          Other assets                                                            (323)          (892)            (61)
          Accounts payable                                                       6,408         11,890           2,802
          Accrued liabilities                                                   12,438          5,679             574
                                                                            ----------   ------------   -------------
            Net cash used in operating activities                              (17,954)        (7,076)           (537)
                                                                            ----------   ------------   -------------
Cash flows from investing activities:
   Purchase of property and equipment                                          (72,220)       (18,388)         (1,355)
   Acquisition of Aurora and Telelight, net of cash acquired                    (1,012)           436               -
                                                                            ----------   ------------   -------------
            Net cash used in investing activities                              (73,232)       (17,952)         (1,355)
                                                                            ----------   ------------   -------------
Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock                             -         46,266           5,710
   Proceeds from issuance of common stock upon the
      initial public offering, net of issuance costs                           260,997              -               -
   Proceeds from issuance of common stock upon the
      exercise of options, net of repurchases                                    1,363            657               6
   Proceeds from issuance of convertible note payable                           50,000              -               -
   Proceeds from borrowings under line of credit                                 1,013            135               -
   Repayment of capital lease obligations                                       (2,379)          (122)              -
                                                                            ----------   ------------   -------------
            Net cash provided by financing activities                          310,994         46,936           5,716
                                                                            ----------   ------------   -------------

Net increase in cash and cash equivalents                                      219,808         21,908           3,824
Cash and cash equivalents, beginning of year                                    26,665          4,757             933
                                                                            ----------   ------------   -------------
Cash and cash equivalents, end of year                                      $  246,473     $   26,665      $    4,757
                                                                            ==========   ============   =============

                            (Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                         (CONTINUED FROM PREVIOUS PAGE)


                                                                                    Years Ended June 30,
                                                                         ------------------------------------------
                                                                           2001          2000            1999
                                                                         --------   --------------  ---------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense                      $    628      $        22    $          29
                                                                         ========   ==============  ===============
   Cash paid during the period for income taxes                          $  4,990      $         -    $           -
                                                                         ========   ==============  ===============
Supplemental non-cash investing and financing activities:

   Property and equipment acquired under capital lease                   $  9,215      $     1,808    $           -
                                                                         ========   ==============  ===============
   Deferred compensation related to common stock
      option grants to employees                                         $ 28,009      $    27,221    $       6,537
                                                                         ========   ==============  ===============

   Repurchase of common stock                                            $     60      $         -    $           -
                                                                         ========   ==============  ===============
   Common stock bonus                                                    $     35      $         -    $           -
                                                                         ========   ==============  ===============
   Conversion of convertible preferred stock                             $ 58,373      $         -    $           -
                                                                         ========   ==============  ===============
   Conversion of convertible note payable and related
      interest to Cisco Systems                                          $ 50,471      $         -    $           -
                                                                         ========   ==============  ===============
   Issuance of common stock in connection with acquisitions              $    448      $    26,880    $           -
                                                                         ========   ==============  ===============
   Issuance of common stock in connection with notes                     $  3,658      $         -    $           -
                                                                         ========   ==============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - THE COMPANY:

The Company

       Oplink Communications, Inc. (the "Company") designs, manufactures and supplies fiber optic networking components and integrated optical subsystems that increase the performance and capacity of optical networks. The Company provides a broad line of products to communication equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995 and began shipping its product for sale in 1996. In April 1999, the Company established manufacturing operations in China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

Initial Public Offering

       In October 2000, the Company sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter's over-allotment option, resulting in net proceeds to the Company of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems, Inc. was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

Stock split

       On August 18, 2000, the Board of Directors approved and the stockholders subsequently approved in September 2000, a two-for-one stock split. The consolidated financial statements and all references to common stock and preferred stock contained in these consolidated financial statements and notes thereto give retroactive effect to the stock split.

Reincorporation

       On July 12, 2000, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. In September 2000 the stockholders approved the reincorporation and the Company reincorporated in Delaware. The Company is authorized to issue 400,000,000 shares of $0.001 par value common stock and 20,000,000 shares of $0.001 par value convertible preferred stock. The Board of Directors has the authority to issue the undesignated convertible preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value and shares of common stock and convertible preferred stock authorized, issued and outstanding at each balance sheet date presented, and for each period presented in the consolidated statement of stockholders' deficit have been retroactively adjusted to reflect the reincorporation.

Fiscal Year

       On January 1, 2001, the Company adopted a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. Fiscal years 2001, 2000 and 1999 consist of 52, 53 and 52 weeks, respectively.

Reclassification

       Certain items previously reported in prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Beijing Oplink Communications, Inc. ("Beijing"), Chengdu Oplink Communications, Inc. ("Chengdu"), Fuzhou Oplink Communications, Inc. ("Fuzhou"), Shanghai Oplink Communications, Inc. ("Shanghai"), Zhuhai Free Trade Zone ("Zhuhai FTZ") and Zhuhai Oplink Communications, Inc. ("Zhuhai"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents consist of money market funds, debt, commercial paper and short-term deposits.

Revenue recognition

       The Company derives its revenue from the sale of fiber optic networking components. Revenue from product sales is recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Sales to distributors do not include the right to return or exchange products or price protection. Revenue from sales to certain customers for which the terms of the sale includes an acceptance period is not recognized until after formal customer acceptance. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company's historical experience.

Foreign currency translations

       The functional currency of the Company's foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders' equity. At June 30, 2001, 2000 and 1999, such amounts were not material. Realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Fair value

       The Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under lines of credit and capital lease obligations are reported at cost, which approximates their fair values due to their relatively short maturity.

Concentration of credit risk

       Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Substantially all of the Company's cash and cash equivalents are managed or held by three financial institutions. At times, such deposits may be in excess of the amount of the insurance provided on such deposits. To date, the Company has not experienced any losses on such deposits. The Company's accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

       The following table summarizes the revenues from customers in excess of 10% of total revenues:

                                         Years Ended June 30,
                           -------------------------------------------------
                                2001             2000            1999
                           ---------------- --------------------------------

Customer A                       18%              11%              *
Customer B                       16%              32%             39%
Customer C                       12%               *               *
Customer D                       10%              16%              *
Customer E                        *               11%              *
Customer F                        *                *              14%


       * Less than 10%.

       At June 30, 2001, three customers accounted for 55%, 13% and 11% of total accounts receivable, respectively. At June 30, 2000, two customers accounted for 41% and 15% of total accounts receivable, respectively.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. The inventory of the Company is subject to rapid technological changes that could have an adverse affect on its realization in future periods. Due to rapid technological changes, the Company provides reserves for excess and obsolete inventory based on the Company's estimates of inventory to be sold or consumed over the next twelve months.

Property and equipment

       Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Long-lived assets

       Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. If an asset being tested for recoverability was acquired in a business combination, the goodwill that arose in that business combination is included as part of the asset in determining recoverability. Goodwill is allocated to the asset being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangible assets acquired. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill shall be eliminated before making any reduction in the carrying amount of impaired long-lived assets and identifiable intangible assets. As discussed in NOTE 3, Oplink recorded a charge of $12.4 million for the impairment of goodwill and purchased intangible assets related to the acquisition of Telelight Communication Inc. ("Telelight"). This charge is reflected in "Restructuring costs and other special charges" in the Consolidated Statement of Operations.

Income taxes

       The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Advertising costs

       Advertising costs are expensed as incurred in accordance with SOP 97-3, "Reporting of Advertising Costs." Advertising costs for the years ended June 30, 2001, 2000 and 1999 were $184,000, $142,000, and $47,000, respectively.

Stock-based compensation

       The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

Comprehensive income

       The Company's comprehensive loss approximated net losses for all periods presented.

Net loss per common share

       The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share," and Securities Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

       Following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except share and per share data):

                                                          Years Ended June 30,
                                               --------------------------------------------
                                                    2001          2000             1999
                                               -------------  ------------   --------------
Numerator:

   Net loss                                    $     (80,372) $    (24,902)  $       (3,474)
                                               -------------  ------------   --------------
Denominator:

   Weighted average shares outstanding           124,361,560     7,839,650        1,463,342
                                               -------------  ------------   --------------

   Denominator for basic and diluted
     calculations                                124,361,560     7,839,650        1,463,342
                                               -------------  ------------   --------------
Net loss per share:
   Basic and diluted                           $        (.65) $      (3.18)  $        (2.37)
                                               -------------  ------------   --------------

       The following tables sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                   Years Ended June 30,
                                       ----------------------------------------------
                                          2001             2000              1999
                                       ------------ ----------------- ---------------

Series A Preferred Stock                        -       24,000,000       24,000,000
Series B Preferred Stock                        -       30,770,016       30,770,016
Series C Preferred Stock                        -       12,000,000       12,000,000
Series D Preferred Stock                        -       21,333,328       15,226,632
Series E Preferred Stock                        -       22,000,000                -
Warrants to purchase Common Stock               -          268,904          268,904
Warrants to purchase Series C                   -           80,000           80,000
Options to purchase Common Stock       26,820,972       24,962,888       23,111,832
                                       ---------- ---------------- ----------------
                                       26,820,972      135,415,136      105,457,384
                                       ---------- ---------------- ----------------

Recently issued accounting standards

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

       In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 on April 1, 2001 did not have a material impact on the Company's financial position, results of operations or cash flows.

       In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

       In August 2000, the Emerging Issues Task Force ("EITF") released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes these costs should be disclosed. The guidance outlined in EITF 00-10 did not have a material impact on the Company's financial position, results of operations or cash flows.

       In July 2001, the FASB issued SFAS No. 141,"Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001and eliminates the pooling-of-interests method.

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its financial position, results of operations and cash flows.

       In various areas, including revenue recognition, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB's Emerging Issues Task Force continue to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's future accounting for its operations.

NOTE 3 - RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

       During June 2001, the Company committed to a plan to restructure its businesses and realign its resources to focus on reducing expenses, preserving cash, accelerating its planned move of manufacturing operations to China and focusing on core opportunities due to the decline in current business conditions. This restructuring plan includes a workforce reduction and consolidation of excess facilities. As a result of the restructuring plan and decline in forecasted revenue, the Company recorded restructuring costs and other special charges of $18.2 million classified as operating expenses. In addition to the costs related to the restructuring, an excess inventory charge of $30.6 million classified as cost of sales was recorded in fiscal 2001. The following paragraphs provide detailed information relating to the restructuring costs and other special charges, and the excess inventory charge, which were recorded during fiscal 2001.

Worldwide workforce reduction

       The restructuring plan will result in the reduction of approximately 310 regular employees both domestically and international. The worldwide workforce reductions started in the fourth quarter of fiscal 2001 and will be substantially completed in the first quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $250,000 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company will also be reduced.

Excess facilities and other special charges

       The Company recorded a restructuring charge of $3.9 million relating to consolidation of excess facilities. The consolidation of excess facilities includes the closure of certain manufacturing, and research and development facilities. The charge relates primarily to lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs and special charges of $1.6 million relating primarily to payments to suppliers and vendors to terminate agreements for the purchase of capital equipment.

Impairment of goodwill and purchased intangible assets

       Due to the decline in current business conditions, the Company abandoned one of its technologies. As a result, the Company recorded a charge of $12.4 million related to the impairment of goodwill and purchased intangible assets related to the acquisition of Telelight Communication Inc., measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

Summary

       A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                                                                        Restructuring
                                        Total          Non-cash          Cash            Liabilities
                                       Charge           Charge         Payments       at June 30, 2001
                                       --------     -----------        --------       ----------------
       Workforce reduction             $    250                        $      -       $            250
       Consolidation of excess
         facilities and other charges     5,485                           1,191                  4,294
       Impairment of goodwill and
         purchased intangible assets     12,442          12,442               -                      -
                                       --------     -----------        --------       ----------------
                                       $ 18,177     $    12,442        $  1,191       $          4,544
                                       --------     -----------        --------       ----------------



Provision for inventory

       The Company recorded a provision for excess inventory totaling $30.6 million, which was charged to cost of sales during fiscal 2001. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue and was calculated as the inventory levels in excess of twelve-month demand.

NOTE 4 - ACQUISITIONS:

Aurora acquisition

       In June 2001, the Company acquired Aurora Associates and Aurora Photonics, Inc. ("Aurora"). Aurora is a developer of acoustic-optic ("AO") devices and systems. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Aurora subsequent to the acquisition date. The purchase price comprised $1,000,000 cash, 150,000 shares of common stock valued at $448,000, $60,000 of costs and $20,000 assumed liabilities. The total purchase price aggregated $1,528,000 and was allocated to tangible assets acquired of $68,000, identifiable intangible assets acquired of $499,000, goodwill of $168,000 and in-process research and development ("IP R&D") of $793,000. Results of operations for fiscal 2001 would not have differed materially had the acquisition of Aurora occurred at the beginning of the period.

       The IP R&D consisted of an AO variable optical attenuator ("VOA") which will regulate optical signals; a fiber optic bypass switch ("FOS") which will act as a temporary switch and can be used in conjunction with existing mechanical switches; a PIAO tunable filter ("PIAOTF") which will be the first electronically chargeable filter; a portable optical spectrum analyzer ("POSA") which will view various wavelengths and indicate events on a real-time basis; a dynamic fiber amplifier equalizer ("DFAE") which will balance the signals inside the fiber before transmission to the amplifier; and a reconfigurable optical add-drop multiplexer ("OADM") which will allow the user to electronically change ports, wavelengths and fiber on demand. As of the date of acquisition, these products had not yet reached technological feasibility and had no alternative future use.

       The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of this project, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 40%. At the time of the acquisition, the six products ranged from approximately 14.3% to 33.3% complete. The fair value assigned to the in-process research and development totaled $793,000 and was charged to expense at the time of the acquisition.

       The value of certain patents being assigned to Oplink was determined using the relief from royalty methodology, which assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets. The fair value assigned to patents of $395,000 is being amortized over their expected useful life of four years.

       Goodwill is being amortized on a straight-line basis of the estimated period of benefit of four years.

Telelight acquisition

       In April 2000, the Company acquired Telelight Communication Inc. ("Telelight") in a merger transaction accounted for as a purchase business combination. The purchase price comprised 13,440,000 shares of common stock valued at $26,880,000 and $200,000 of acquisition costs. The total purchase price aggregated $27,080,000 and was allocated to tangible assets acquired of $1,043,000, identifiable intangible assets acquired of $7,395,000, goodwill of $14,580,000, deferred tax liability of $(2,958,000) and in-process research and development ("IP R&D") of $7,020,000. As part of the Company's restructuring plan, the Company elected to abandon the technology associated with Telelight. As a result, the Company recorded a charge of $12.4 million related to the impairment of goodwill and purchased intangible assets representing 100% of the remaining value of the Telelight acquisition.

NOTE 5 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                             June 30,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------

       Accounts receivable
         Accounts receivable                          $  18,054    $  10,662
         Less:  Allowance for doubtful accounts            (876)        (562)
                                                      ---------    ---------

                                                      $  17,178    $  10,100
                                                      =========    =========


       Inventories:
         Raw materials                                $  24,963    $  11,454
         Work-in-process                                 16,723        3,038
         Finished goods                                   7,187        1,275
                                                      ---------    ---------
                                                         48,873       15,767

         Less: Reserves                                 (27,134)      (4,459)
                                                      ---------    ---------
                                                      $  21,739    $  11,308
                                                      =========    =========

       Property and equipment:
         Computer equipment and software              $  88,002    $  21,455
         Leasehold improvements                           4,866        1,550
         Construction in progress                        10,457            -
                                                      ---------    ---------
                                                        103,325       23,005
         Less: Accumulated depreciation and
               amortization                             (11,239)      (1,735)
                                                      ---------    ---------

                                                      $  92,086    $  21,270
                                                      =========    =========


       Property and equipment includes $10,976,000 of computer equipment and internal-use software under capital leases at June 30, 2001. Accumulated depreciation of assets under capital leases totaled $2,022,000 at June 30, 2001.

                                                             June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ---------    ---------

       Accrued liabilities:
         Payroll and related expenses                 $   2,286    $   2,066
         Income taxes payable                                 -        1,080
         Accrued sales commission                         2,746          897
         Accrued warranty                                 2,045          382
         Accrued restructuring costs                      4,544            -
         Other                                            7,033        2,342
                                                      ---------    ---------
                                                      $  18,654    $   6,767
                                                      ---------    ---------

NOTE 6 - INCOME TAXES:

       Consolidated loss before income taxes includes non-U.S. loss of approximately $1,224,000 and $68,000 for the years ended June 30, 2001 and June 30, 2000 respectively.

       The components of the provision for income taxes are as follows (in thousands):

                                                             Years Ended June 30,
                                                ----------------------------------------------
                                                      2001              2000            1999
                                                ----------------     ----------      ---------
       Current tax expense:
         Federal                                $           (850)    $      850      $       -
         State                                              (230)           230              -
         Foreign                                               -              -              -
                                                ----------------     ----------      ---------
                                                          (1,080)         1,080              -
                                                -----------------    ----------      ---------

       Deferred tax benefit:
         Federal                                $            850     $     (850)     $       -
         State                                               230           (230)             -
         Foreign                                               -              -              -
                                                ----------------     ----------      ---------
                                                           1,080         (1,080)


                                                $              -     $        -      $       -
                                                ================     ==========      =========

       Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                              June 30,
                                                                     -------------------------
                                                                        2001            2000
                                                                     ----------      ---------
       Deferred tax assets:
         Accruals and reserves                                       $   13,933      $   3,226
         Net operating loss carryforwards                                 1,716            924
         Research and development credit carryforwards                    2,326            318
                                                                     ----------      ---------
         Gross deferred tax assets                                       17,975          4,468
         Valuation allowance                                            (17,975)        (3,388)
                                                                     ----------      ---------
       Net deferred tax assets                                       $        -      $   1,080
                                                                     ==========      =========

       Deferred tax liability:
         Deferred tax liability arising from the acquisition         $        -      $  (2,958)
                                                                     ----------      ---------

        Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                            June 30,
                                                --------------------------------
                                                   2001        2000      1999
                                                ----------   --------  ---------


        Tax at federal statutory rate               (34)%      (34)%    (34)%
        State, net of federal benefit                (4)        (1)      (1)
        Research credit carryforward                 (1)        (1)      (1)
        Stock compensation                           13          17      30
        In-process research and development           -          10       -
        Impairement of intangible assets              6          -        -
        Nondeductible goodwill                        2          1        -
        Increase in valuation allowance              19          8        6
        Other                                        (1)         -        -
                                                --------------------------------

        Provision for taxes                           - %        - %      - %
                                                --------------------------------


        Based on available objective evidence at June 30, 2001, management believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

        At June 30, 2001, the Company had approximately $4.4 million of federal and $3.5 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code.

        The Company's China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continues for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years. At June 30, 2001, Zhuhai Oplink is in the second year of the tax holiday, which expires on December 31, 2002. No other subsidiary has utilized the tax holidays.

NOTE 7 - STOCKHOLDER'S EQUITY

Authorized shares

        The Company's certificate of incorporation, as amended, authorizes the Company to issue 400,000,000 shares of common stock.

        The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of June 30, 2001. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

Warrants

       In January 1997, the Company obtained a line of credit of $500,000 to fund the Company's operations. In connection with obtaining this line of credit and in exchange for the waiver of bank fees, the Company issued to the bank a warrant to purchase 268,904 shares of common stock. Under the terms of the agreement, the warrant was immediately exercisable with a five year term at an exercise price of $0.1488 per share. The most reliably determinable value assigned to this warrant by the Company was the value of the waived bank fee, which amounted to $7,000 and was charged to operations during 1997. In March 1998, this line of credit was increased to $1,000,000. In connection with obtaining this increase, the Company issued an additional warrant to purchase 80,000 shares of series C convertible preferred stock. Under the terms of this agreement, the warrant was immediately exercisable with a five year term at an exercise price of $0.25 per share. The most reliably determinable value assigned to this warrant by the Company was the value of the waived bank fee, which amounted to $3,000 and was charged to operations during 1998. The line of credit expired in January of 1999. There were no borrowings under the line of credit as of June 30, 2001 or 2000.

       During March 2001, the holders of warrants to purchase shares of common stock and series C convertible preferred stock exercised their right to purchase such shares at $0.1488 and $0.25 per share, respectively.

Stock Option Plans

       In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Plan"). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1995 Plan and 1998 Plan provide for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan and 1998 Plan, options to purchase 6,000,000 and 33,800,000 shares of common stock, respectively, were authorized for grant. These plans were terminated in October 2000 with the adoption of the 2000 Equity Incentive Plan (the "2000 Plan") in July 2000. The 2000 Plan provides for grant of 20,000,000 stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, and nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company's common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company's outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company's common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or generally 90 days after termination as an employee of the Company. The number of shares of common stock reserved for issuance will automatically be increased on each January 1 beginning on January 1, 2001 by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board may designate a smaller number of shares by which the reserve will increase on a particular date. Shares of common stock, which are covered by a stock option grant under the 1995 and 1998 Plan without having been exercised will be added to the reserve of the 2000 Plan. Over the ten-year term of the 2000 Plan, no more than 50,000,000 shares may be reserved for issuance pursuant to the exercise of incentive stock options.

       The 2000 Equity Incentive Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to its non-employee directors. Beginning in 2001, on the day after the Company's annual stockholders' meeting, any person who is then a non-employee director and who is elected at such annual meeting will automatically be granted an option to purchase 72,000 shares of common stock. These grants will vest on a monthly basis over a three-year period. Any non-employee director who is elected or appointed to the board during a three-year term will automatically be granted an option to purchase a pro rata portion of shares based on the number of months remaining in the term.

       During the years ended June 30, 2001, 2000 and 1999, in connection with the granting of stock options to employees and members of the Board of Directors with exercise prices subsequently determined to be below fair value, the Company recorded deferred stock compensation aggregating $28,009,000, $27,221,000 and $6,537,000, respectively. These amounts are being amortized into expense over the vesting period of the related options, generally four years using the method set out in FASB Interpretation No.28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This results in higher compensation expense in the earlier vesting periods of the related options. Amortization expense associated with deferred stock compensation totaled $26,638,000 for the year ended June 30, 2001, $12,740,000 for the year ended June 30, 2000 and $3,032,000 for the year ended June 30, 1999.

       Information with respect to 1995, 1998 and 2000 stock option plan activity for the three years ended June 30, 2001 is set forth below:

                                                                                   Weighted
                                                                                   Average
                                                Shares Available    Number of      Exercise
                                                   for Grant         Options        Price
                                                ----------------  -------------   ----------
       Balance, June 30, 1998                        33,800,000      3,920,000     $  0.0104

       Options granted                              (20,524,000)    20,524,000        0.0500
       Options exercised                                            (1,160,000)       0.0050
       Options canceled                                 172,168       (172,168)       0.0500
                                                  -------------   ------------     ---------

       Balance, June 30, 1999                        13,448,168     23,111,832     $  0.0454

       Options granted                              (16,828,800)    16,828,800        1.3187
       Options exercised                                            (8,737,878)       0.1335
       Options canceled                               6,239,866     (6,239,866)       0.2266
                                                  -------------   ------------     ---------

       Balance, June 30, 2000                         2,859,234     24,962,888     $  0.8278

       Options authorized during fiscal 2001         32,169,921
       Options granted                              (15,174,309)    15,174,309        6.9889
       Options exercised                                            (6,954,245)       0.6777
       Options canceled                               6,361,980     (6,361,980)       4.5113
                                                  -------------   ------------     ---------

       Balance, June 30, 2001                        26,216,826     26,820,972     $  3.4787
                                                  -------------   ------------     ---------

       As of June 30, 2001, the options outstanding and exercisable under the 1995, 1998 and 2000 Plans are presented below:

                                          Options Outstanding             Options Vested and Exercisable
                                           at June 30, 2001                       at June 30, 2001
                            --------------------------------------------  ------------------------------
                                                Weighted
                                                 Average       Weighted                       Weighted
                                                Remaining      Average                        Average
       Range of Exercise       Number          Contractual     Exercise      Number           Exercise
              Price          Outstanding     Life (in Years)    Price      Outstanding         Price
       ------------------   -------------    ---------------  ----------  -------------     ------------
       $ 0.0000 - $ 2.4500   13,106,460            7.6        $ 0.8455      3,387,940        $  0.4177
       $ 2.4501 - $ 4.9000    6,357,463            8.8          2.6955        899,536           2.9357
       $ 4.9001 - $ 7.3500    4,871,251            8.3          5.6338        686,983           5.4449
       $ 7.3501 - $ 9.8000      847,406            6.3          8.4681         28,420           8.3817
       $ 9.8001 - $12.2500            -            0.0               -              -                -
       $12.2501 - $14.7000       17,124            8.2         12.5625            790          12.5625
       $14.7001 - $17.1500      730,208            6.4         15.0674        178,961          15.1096
       $17.1501 - $19.6000      171,500            8.8         18.1870          1,331          18.1758
       $19.6001 - $22.0500      186,749            8.0         19.9375         12,811          19.9375
       $22.0501 - $24.5000      532,811            9.1         23.2801          2,477          24.5000
                            -----------                                    ----------

                             26,820,972            8.0        $ 3.4787      5,199,249        $  2.1328
                            ===========                                    ==========

Notes Receivable

       In March 2001 and April 2001, the Company granted two full recourse promissory notes to executive officers in the amount of $160,000 and $3,657,500, respectively, secured each by an escrow comprising all of the shares of the Company's common stock covered by the stock options granted to each executive officer. The notes bear interest at 8.5% and 8.0%, respectively, per annum. Interest income related to these notes of $71,000 was recorded in fiscal 2001. The promissory note in the amount of $160,000 is due in March 2002. The promissory note in the amount of $3,657,500 is due in April 2006 or upon demand by a majority of the Board of Directors of the Company, whichever is earlier. The notes are recorded as a component of stockholders' equity.

Pro forma stock-based compensation

       Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss for the years ended June 30, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

                                                                     Years Ended June 30,
                                                            -------------------------------------
                                                               2001         2000          1999
                                                            ------------ -----------   ----------
       Net loss:
         As reported                                        $ (80,372)   $  (24,902)    $ (3,474)
                                                            =========    ==========     ========
         Pro forma                                          $ (93,522)   $  (28,329)    $ (3,592)
                                                            =========    ==========     ========
       Net loss per common share - basic and diluted:
         As reported                                        $   (0.65)   $    (3.18)    $  (2.37)
                                                            =========    ==========     ========
         Pro forma                                          $   (0.75)   $    (3.61)    $  (2.45)
                                                            =========    ==========     ========

       The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

                                                    Years Ended June 30,
                                           -------------------------------------
                                            2001           2000           1999
                                           ------         ------         -------
       Risk-free interest rate              5.50%          6.47%          5.01%
       Expected life of option                 4              5              5
       Expected dividends                      0%             0%             0%
       Volatility                             70%            60%            60%


       Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

2000 Employee Stock Purchase Plan

       In July 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), which authorizes the issuance of 4,000,000 shares of its common stock pursuant to purchase rights granted to employees or to employees of any of its affiliates. The number of shares reserved for issuance under the Purchase Plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 20,000,000 shares may be issued during the term of the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. As of June 30, 2001, 130,757 shares had been issued under the Purchase Plan at an average price of $3.825 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS:

Investor Rights Agreement

       The Company has an agreement with the former holders of its preferred stock, including entities with which its directors are affiliated, that provides these stockholders certain rights relating to the registration of their shares of common stock issued upon conversion of the preferred stock. These rights survived the Company's initial public offering and will terminate no later than eight years after the closing date.

Indemnification Agreements

       The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

Sales to Investors

       Beginning from July 1, 1998, the Company sold products to a customer who was also one of the shareholders of the Company's Series D preferred stock, which converted to common stock simultaneously with the close of the Company's initial public offering. Total revenues from sales to this customer were $8,280,000, $524,000 and $47,000 for the years ended June 30, 2001, 2000 and
1999, respectively.

       The Company sold products to Cisco Systems, Inc. who, in August 2000, provided the Company $50,000,000 cash in exchange for a note payable. Upon the closing of the Company's initial public offering, the note payable was converted into 3,298,773 shares of common stock. Total revenues from sales to Cisco Systems, Inc. were $11,485,000, $1,391,000 and $118,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

Purchases from vendors

       The Company purchased $293,000 of software and related support in the year ended June 30, 2001, from a vendor whose board of directors shares with the Company's board of directors two common board members.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Operating Leases

       The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's non-cancelable operating leases, including operating leases entered into subsequent to June 30, 2001, are as follows (in thousands):

       Year Ending June 30,

       2002                                                             $ 4,869
       2003                                                               4,764
       2004                                                               4,581
       2005                                                               3,735
       2006                                                               1,275
       Thereafter                                                         3,114
                                                                        -------
                                                                        $22,338
                                                                        =======


       Rent expense for all operating leases was approximately $4,079,000, $569,000 and $172,000 in 2001, 2000 and 1999, respectively.

Capital Leases

       During fiscal 2001, the Company entered into fourteen additional capital leases for equipment in the amount of $9,168,000 with interest accruing at the rate of 8.30% per annum.

       Future minimum lease payments for all capital leases are as follows (in thousands):

       Year Ending June 30,

       2002                                                             $ 4,121
       2003                                                               4,135
       2004                                                               1,095
       2005                                                                   8
                                                                        -------
       Total minimum lease payments                                       9,359
       Less: Amount representing interest                                  (837)
                                                                        -------
       Present value of capital lease obligations                         8,522
       Current portion of capital lease obligations                       3,534
                                                                        -------
       Capital lease obligations, non current                           $ 4,988
                                                                        =======

Litigation

       In November 1999, a lawsuit was filed by E-TEK Dynamics, Inc. against the Company alleging patent infringement related to the manufacture and sale of fiber optic products which generated a significant amount of the Company's revenues for the quarter ended March 31, 2001 and a majority of the Company's revenues for each of the quarters ended June 30, September 30 and December 31, 2000, and the year ended June 30, 2000. On February 9, 2001, we amended our answer to include, among other matters, a counter-claim against E-TEK Dynamics. The counter-claim alleged that E-TEK Dynamics infringed one of our patents relating to fiber optic couplers based on E-TEK's manufacture and sale of DWDM products.

       In May 2001, we reached an agreement with E-TEK Dynamics, a wholly owned subsidiary of JDS Uniphase Corporation, to dismiss the patent infringement litigation between the companies. Terms of the settlement included the parties entering into a cross-licensing agreement on certain wavelength division multiplexing (WDM) patents. Neither company admitted any liability, and the parties filed a joint motion to dismiss all claims between the companies, which the Court granted on May 30, 2001.

       In June 2000, Chorum Technologies, Inc. filed a lawsuit in the United States District Court for the Northern District of Texas against the Company and Telelight Communication Inc., a wholly owned subsidiary, alleging patent infringement and trademark claims relating to the manufacture of and offer to sell fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum's manufacture and sale of DWDM products.

       In actions involving Chorum, Chorum and the Company are seeking unspecified damages and injunctive relief. An unfavorable ruling in these matters could have a material adverse effect on the Company's financial condition and results of operations. The Company, with the assistance of its legal counsel, intends to vigorously prosecute and defend its position. However, because of the considerable uncertainties that exist, the impact, if any, on the Company cannot now be reasonably estimated based on facts currently available to management.

NOTE 10 - SEGMENT REPORTING

       The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

       The breakdown of sales by geographic customer destination and property plant and equipment, net are as follows (in thousands):

                                         Years Ended June 30,
                              -------------------------------------------
                                 2001             2000             1999
                              -----------      ----------         -------

       Sales:
        United States         $   101,761      $   30,974         $ 6,986
        Europe                     17,626           4,046               -
        Asia                        5,714           2,312           1,314
        Other                       6,714           1,716             794
                              -----------      ----------         -------

            Totals            $   131,815      $   39,048         $ 9,094
                              -----------      ----------         -------

                                                           June 30,
                                                  ---------------------------
                                                      2001            2000
                                                  ------------     ----------

       Property, plant, and equipment, net:
         United States                            $     45,877     $   16,142
         People's Republic of China                     46,209          5,128
                                                  ------------     ----------

            Totals                                $     92,086     $   21,270
                                                  ============     ==========



NOTE 11 - 401(K) PLAN:

       In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2001.

NOTE 13 - SUBSEQUENT EVENTS:

Line of Credit

       In July 2001, the Company entered into a credit agreement, which provides for borrowings of up to $3,624,000 for working capital purposes. The borrowings bear interest at 5.85% per annum and are secured by certain assets of the Company. At July 2001, outstanding borrowings under this agreement were $2,416,000 and were due July 2002.

Repurchase of Common Stock

       On September 26, 2001, the Board of Directors authorized a program to repurchase up to an aggregate of $21,200,000 of the Company's Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

 To the Board of Directors and Stockholders of Oplink Communications, Inc.


     Our audits of the consolidated financial statements referred to in our report dated July 31, 2001, except for Note 13, as to which the date is September 26, 2001 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
San Jose, California
July 31, 2001

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts
For the years ended June 30, 2001, 2000 and 1999


(In thousands)

                                                    Balance at       Charged to
                                                     Beginning       Costs and                         Balance at
                                                      of Year         Expenses     Deductions (1)     End of Year
                                                   -----------     ------------    --------------     -----------
Allowance for doubtful accounts:
   Year Ended June 30, 2001                        $       562     $        330    $           16     $       876
   Year Ended June 30, 2000                        $       184     $        378    $            -     $       562
   Year Ended June 30, 1999                        $         -     $        184    $            -     $       184


Reserve for excess and obsolete inventory:
   Year Ended June 30, 2001                        $     4,459     $     30,565    $        7,890     $    27,134
   Year Ended June 30, 2000                        $       401     $      4,659    $          601     $     4,459
   Year Ended June 30, 1999                        $       177     $        224    $            -     $       401

Accrued restructuring costs:
   Year Ended June 30, 2001                        $         -     $      5,735    $        1,191     $     4,544
   Year Ended June 30, 2000                        $         -     $          -    $            -     $         -
   Year Ended June 30, 1999                        $         -     $          -    $            -     $         -


(1)Deductions represent costs charged or amounts written off against the reserve or allowance.