Form 10-Q
period 2001-09-30
OPLINK COMMUNICATIONS INC
filed 2001-11-14
CIK 1022225

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       or

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 ------------    ------------
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

       Registrant's telephone number, including area code: (408) 433-0606


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         The number of shares of the Registrant's Common Stock outstanding as of October 28, 2001 was 159,640,705

================================================================================

                           OPLINK COMMUNICATIONS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION
-------   ---------------------
Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets -
               September 30, 2001 and June 30, 2001                            3

          Condensed Consolidated Statements of Operations -
               Three months ended September 30, 2001 and 2000                  4

          Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 2001 and 2000                  5

          Notes to Condensed Consolidated Financial Statements                 7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     32

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                   33

Item 2.   Changes in Securities and Use of Proceeds                           33

Item 3.   Defaults Upon Senior Securities                                     33

Item 4.   Submission of Matters to a Vote of Security Holders                 33

Item 5.   Other Information                                                   34

Item 6.   Exhibits and Reports on Form 8-K                                    34

SIGNATURES                                                                    35


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           OPLINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       September 30   June 30,
                                                       ------------------------
                                                           2001         2001
                                                         ---------    ---------
ASSETS                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                             $ 213,330    $ 246,473
   Short-term investments                                   26,126         --
   Accounts receivable, net                                 11,878       17,178
   Inventories                                               9,204       21,739
   Assets held for sale                                      1,756         --
   Prepaid expenses                                          3,598        8,501
                                                         ---------    ---------
       Total current assets                                265,892      293,891
Property and equipment, net                                 67,267       92,086
Intangible assets                                              625          667
Other assets                                                 1,257        1,258
                                                         ---------    ---------
       Total assets                                      $ 335,041    $ 387,902
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   9,061    $  21,596
   Accrued liabilities                                      21,792       18,629
   Current portion of capital lease obligations              3,817        3,534
   Borrowings under the line of credit                       2,416        1,148
                                                         ---------    ---------
       Total current liabilities                            37,086       44,907

Capital lease obligations, non current                       4,331        4,988
                                                         ---------    ---------
       Total liabilities                                    41,417       49,895
                                                         ---------    ---------
Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock                                                161          161
   Additional paid-in capital                              467,890      472,102
   Notes receivable from stockholders                       (3,961)      (3,889)
   Deferred stock compensation                             (12,665)     (17,554)
   Accumulated comprehensive income                             78           25
   Accumulated deficit                                    (157,879)    (112,838)
                                                         ---------    ---------
       Total stockholders' equity                          293,624      338,007
                                                         ---------    ---------
         Total liabilities and stockholders' equity      $ 335,041    $ 387,902
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Revenues                                                 $  10,016    $  32,277
Cost of revenues:
   Cost of revenues                                         22,415       24,587
   Non-cash compensation expense (recovery)                   (426)       1,353
                                                         ---------    ---------
     Total cost of revenues                                 21,989       25,940
                                                         ---------    ---------

Gross profit (loss)                                        (11,973)       6,337
                                                         ---------    ---------

Operating expenses:
   Research and development:
     Research and development                                3,754        3,619
     Non-cash compensation expense                              92        1,405
                                                         ---------    ---------
       Total research and development                        3,846        5,024
                                                         ---------    ---------

   Sales and marketing:
     Sales and marketing                                     1,952        2,368
     Non-cash compensation expense                             111          603
                                                         ---------    ---------
       Total sales and marketing                             2,063        2,971
                                                         ---------    ---------

   General and administrative:
     General and administrative                              2,196        2,693
     Non-cash compensation expense                             847        5,370
                                                         ---------    ---------
       Total general and administrative                      3,043        8,063
                                                         ---------    ---------

   Restructuring costs and other special charges            25,643         --
   Amortization of goodwill and intangible assets               42          983
                                                         ---------    ---------
         Total operating expenses                           34,637       17,041
                                                         ---------    ---------

Loss from operations                                       (46,610)     (10,704)
Interest and other income, net                               1,569           12
                                                         ---------    ---------

Net loss                                                 $ (45,041)   $ (10,692)
                                                         =========    =========

Basic and diluted net loss per share                     $   (0.28)   $   (0.40)
                                                         =========    =========

Basic and diluted weighted average shares outstanding      161,343       26,817
                                                         =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                    2001        2000
                                                                 ---------    ---------
Cash flows from operating activities:
   Net loss                                                      $ (45,041)   $ (10,692)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Non-cash restructuring costs and other special charges       16,260         --
       Depreciation and amortization of property and equipment       3,505        1,147
       Amortization of goodwill and intangible assets                   42        1,372
       Amortization of deferred compensation                           624        8,731
       Provision for excess and obsolete inventory                  10,407        3,283
       Other                                                             5          100
       Change in assets and liabilities:
         Accounts receivable                                         5,300       (8,317)
         Inventories                                                 2,128       (5,542)
         Prepaid expenses                                            4,903       (2,192)
         Other assets                                                    1         (369)
         Accounts payable                                           (7,165)        (138)
         Accrued liabilities                                         3,164        3,945
                                                                 ---------    ---------
           Net cash used in operating activities                    (5,867)      (8,672)
                                                                 ---------    ---------

Cash flows from investing activities:
   Purchase of short-term investments                              (26,074)          --
   Purchase of property and equipment                               (1,608)     (11,125)
                                                                 ---------    ---------
           Net cash used in investing activities                   (27,682)     (11,125)
                                                                 ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock upon the
     exercise of options, net of repurchases                            53          445
   Proceeds from issuance of convertible note payable                   --       50,000
   Proceeds from borrowings under line of credit                     1,268          648
   Repayment of capital lease obligations                             (915)        (196)
                                                                 ---------    ---------
           Net cash provided by financing activities                   406       50,897
                                                                 ---------    ---------

Net increase in cash and cash equivalents                          (33,143)      31,100
Cash and cash equivalents, beginning of year                       246,473       26,665
                                                                 ---------    ---------
Cash and cash equivalents, end of year                           $ 213,330    $  57,765
                                                                 =========    =========

                            (Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                         (CONTINUED FROM PREVIOUS PAGE)

                                                            Three Months Ended
                                                                September 30,
                                                            --------------------
                                                              2001       2000
                                                            --------   --------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense         $    222   $     54
                                                            ========   ========
  Cash paid during the period for income taxes              $   --     $  1,080
                                                            ========   ========

Supplemental non-cash investing and financing activities:
   Property and equipment acquired under capital lease      $    541   $  2,632
                                                            ========   ========
   Forfeiture of common stock option grants                 $ (1,789)  $   (750)
                                                            ========   ========
   Deferred compensation related to common stock
     option grants to employees                             $   --     $ 25,014
                                                            ========   ========
   Return of property and equipment                         $  5,370   $   --
                                                            ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Description of Business. Oplink Communications, Inc. ("Oplink" or the
   -----------------------
"Company") designs, manufactures and markets fiber optic networking components and integrated optical subsystems that increase the performance and capacity of optical networks. The Company provides a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995, reincorporated in Delaware in September 2000 and began shipping its products for sale in 1996. In April 1999, the Company established manufacturing operations in China. The Company conducts its business within one operating segment and has no organizational structure dictated by product, service line, geography or customer type.

2. Basis of Presentation. The condensed consolidated financial statements
   ---------------------
included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. Fiscal year 2002 consists of 52 weeks.

     In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations for the three-month periods ended September 30, 2001 and 2000 and its cash flows. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

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

                                                                Three Months Ended
                                                                    September 30,
                                                                 2001         2000
                                                              -----------------------
Numerator:
   Net loss attributable to holders of Common Stock           $ (45,041)   $ (10,692)
                                                              =========    ==========
Denominator:
   Weighted average shares outstanding                          161,343       26,817
                                                              ---------    ----------
Denominator for basic and diluted calculations                  161,343       26,817
                                                              =========    ==========
   Basic and diluted net loss per share                       $   (0.28)   $   (0.40)
                                                              =========    ==========

Antidilutive securities including options, warrants,
   preferred shares and shares per convertible note payable
   not included in net loss per share calculation                26,358      132,308
                                                              =========    ==========


4. Short-Term Investments. Short-term investments consist of commercial paper
   ----------------------
with maturities of less than one year from the balance sheet date. Oplink's short-term investments are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

5. Comprehensive Loss. Statement of Financial Accounting Standards ("SFAS") No.
   ------------------
130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

     The reconciliation of net loss to comprehensive loss for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                     2001           2000
                                                 ------------------------
Net loss                                          $(45,041)     $(10,692)
Unrealized gain on investments                          52            --
Change in cumulative translation adjustments            26           (30)
                                                 ------------------------
   Total comprehensive income                     $(44,963)     $(10,722)
                                                 ------------------------


6. Inventories. Inventories are stated at the lower of cost (first-in,
   -----------
first-out) or market. Inventories consist of (in thousands):

                                                September 30,    June 30,
                                                    2001           2001
                                                -------------    ---------
Inventories:
    Raw materials                                $  26,326       $ 24,963
    Work-in-process                                 13,387         16,723
    Finished goods                                   8,341          7,187
                                                 ---------       --------
                                                    48,054         48,873
    Less:  Reserves                                (38,850)       (27,134)
                                                 ---------       --------
                                                 $   9,204       $ 21,739
                                                 =========       ========

7. Restructuring Costs and Other Special Charges. In September 2001, the Company
   ---------------------------------------------
committed to a plan to restructure its business and realign its resources to focus on reducing expenses, preserving cash, accelerating its planned move of manufacturing operations to China and focusing on core opportunities due to the decline in current business conditions. This restructuring plan includes a workforce reduction and consolidation of excess facilities. As a result of such restructuring plan and decline in forecasted revenue, the Company recorded restructuring costs and other special charges of $25.6 million classified as operating expenses. In addition to the costs related to the restructuring, an excess and obsolete inventory charge of $10.4 million, classified as cost of sales, was recorded in September 2001. The following paragraphs provide detailed information relating to the restructuring costs and other special charges and the excess and obsolete inventory charge, which were recorded during the three months ended September 30, 2001.

Worldwide workforce reduction

       The restructuring plan resulted in the reduction of 1,310 regular employees, worldwide, in the three months ended September 30, 2001. The worldwide workforce reductions started in the fourth quarter of fiscal 2001 and will be substantially completed by the third quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $2.9 million in the first quarter of fiscal 2002 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company will be reduced.

Excess fixed assets, facilities and other special charges

       The Company recorded a restructuring charge of $16.6 million and $4.3 million relating to excess fixed assets and the consolidation of excess facilities, respectively. The excess fixed assets charge represents the charge required to remeasure such assets at the lower of carrying amount or fair value less cost to sell. While these assets are being actively marketed, the Company expects the period of disposal to be nine months to one year for most of the assets. The consolidation of excess facilities includes the closure of certain manufacturing, and research and development facilities. The charge relates primarily to lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs and special charges of $1.8 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

       A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                     Restructuring                                                       Restructuring
                                     Liabilities at                                                      Liabilities at
                                        June 30,           Total          Non-cash           Cash         September 30,
                                          2001             Charge          Charge          Payments           2001
                                     --------------       -------          -------         --------      --------------
Workforce reduction                      $   250          $ 2,899          $  --            $ 1,619          $ 1,530
Excess fixed assets                                        16,635           16,260              193              182
Consolidation of excess
   facilities and other charges            4,294            6,109             --              1,271            9,132
                                         -------          -------          -------          -------          -------
                                         $ 4,544          $25,643          $16,260          $ 3,083          $10,844
                                         =======          =======          =======          =======          =======

Provision for inventory

       The Company recorded a provision for excess and obsolete inventory totaling $10.4 million, which was charged to cost of sales during the first quarter of fiscal 2002. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue and was calculated as the inventory levels in excess of twelve-month demand.

8. Repurchase of Common Stock. On September 26, 2001, the Board of Directors
   --------------------------
authorized a program to repurchase up to an aggregate of $21,200,000 of the Company's Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of September 30, 2001, there were no repurchases under this program.

9. Recent Accounting Pronouncements. In July 2001, the FASB issued SFAS No. 141,
   --------------------------------
"Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". FAS 144 develops one accounting model (based on the model in FAS
121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

10. Contingencies. In June 2000, Chorum Technologies, LP filed a lawsuit in the
    -------------
United States District Court for the Northern District of Texas against the Company and Telelight Communication Inc., a wholly owned subsidiary, alleging patent infringement and trademark claims relating to the manufacture of and offer to sell fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of the Company's patents relating to fiber optic couplers based on Chorum's manufacture and sale of DWDM products.

     In October 2001, the Company reached an agreement with Chorum and its affiliates to dismiss the patent infringement litigation between the companies without prejudice.

     In November 2001, a securities class action complaint was filed against us, the underwriters of our initial public offering, and certain of our directors and officers in the United States District Court for the Southern

District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in the registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys fees and other costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Form 10-K (File No. 000-31581).

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

   We generate revenues from the sale of fiber optic components and integrated optical subsystems. To date, we have developed over 100 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products which include wavelength expansion and optical amplification products; and our bandwidth management products which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our wavelength expansion products, in particular, DWDMs, multiplexers used primarily in optical amplification and amplification components.

    We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 51.0% of our revenues in the three months ended September 30, 2001. Marubun Corporation, Cisco and Corning each accounted for revenues greater than 10% for the three months ended September 30, 2001. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

Results of Operations

    Revenues. Revenues decreased $22.3 million, or 69%, from $32.3 million for the three months ended September 30, 2000 to $10.0 million for the three months ended September 30, 2001. This decrease was primarily due to decreased shipments of our existing wavelength expansion products, optical amplification products and optical switching products to existing and new customers. We expect our revenues for the second quarter of fiscal 2002 to remain flat compared to revenues achieved during the first quarter of fiscal 2002.

    Gross Profit (Loss). Gross profit (loss), excluding the $10.4 million excess inventory charge and $426,000 non-cash compensation benefit for the three months ended September 2001 and $1.4 million non-cash compensation expense for the three months ended September 2000, decreased $9.7 million, or 126%, from gross profit of $7.7 million for the three months ended September 30, 2000 to a gross loss of $2.0 million for the three months ended September 30, 2001. This resulted in a decrease in gross margin from 24% to (20)%. The decrease in our gross margin was primarily due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity and lower yields in our manufacturing facilities in China. These decreases were partially offset by the cost benefits of manufacturing in China. Manufacturing overhead costs, excluding the excess inventory charge and non-cash compensation benefit, increased $2.0 million for the three months ended September 30, 2001 compared to the same period in the prior fiscal year. Gross profit (loss), including the $10.4 million excess inventory charge and non-cash compensation benefit of $426,000 for the three months ended September 2001 and $1.4 million non-cash compensation expense for the three months ended September 2000, decreased $18.3 million, or 289%, from $6.3 million for the three months ended September 30, 2000 to $(12.0) million for the three months ended September 30, 2001. This resulted in a decrease in gross margin from 20% to (120)%. The excess inventory charge reflects the recent significant downturn in customer demand. In response to this downturn, we are focusing on transitioning substantially all of our manufacturing to China by the fourth quarter of calendar 2001. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you that these programs will be successful in increasing our gross margin. We expect our gross margin, excluding the excess inventory charge and non-cash compensation benefit, to break even as a percentage of revenues, for the next fiscal quarter.

   Research and Development. Research and development expenses, excluding non-cash compensation expense, increased $135,000, or 4%, from $3.6 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. Research and development expenses were primarily due to personnel and personnel-related costs, prototype expenses for the design and development of new products as well as significant improvements to existing products, depreciation expense and occupancy costs. Research and development expenses, including non-cash compensation expense, decreased $1.2 million, or 23%, from $5.0 million for the three months ended September 30, 2000 to $3.8 million for the three months ended September 30, 2001. We expect our research and development expenses to remain relatively flat in dollar amount and as a percentage of revenues for the next fiscal quarter as we continue to develop new products and improve existing products.

    Sales and Marketing. Sales and marketing expenses, excluding non-cash compensation expense, decreased $416,000, or 18%, from $2.4 million for the three months ended September 30, 2000 to $2.0 million for the three months ended September 30, 2001. The decrease in sales and marketing expenses was primarily due to lower commissions to our internal and external sales representatives associated with decreased revenues partially offset by an increase in sales and marketing personnel and personnel-related costs and occupancy costs. Sales and marketing expenses, including non-cash compensation expense, decreased $908,000, or 31%, from $3.0 million for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001. We expect our sales and marketing expenses to decrease in dollar amount and as a percentage of revenues for the next fiscal quarter as a result of our cost-cutting efforts.

    General and Administrative. General and administrative expenses, excluding non-cash compensation expense, decreased $497,000, or 18%, from $2.7 million for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001. The decrease in general and administrative expenses was primarily due to lower costs associated with personnel and personnel-related costs partially offset by start up costs in China, legal fees and costs associated with the reporting requirements of a public company. General and administrative expenses, including non-cash compensation expense, decreased $5.0 million, or 62%, from $8.1 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001. We expect our general and administrative expenses to decrease in dollar amount and as a percentage of revenues for the next fiscal quarter as a result of our cost-cutting efforts.

   Non-Cash Compensation Expense. From July 1, 1998 through September 30, 2001, we recorded an aggregate of $58.1 million in deferred non-cash compensation, net of cancellations. Non-cash compensation expense decreased $8.1 million, or 93%, from $8.7 million for the three months ended September 30, 2000 to $624,000 for the three months ended September 30, 2001.

   Restructuring Costs and Other Special Charges. We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million in the fiscal quarter ended March 31, 2001, to $20.3 million in the fiscal quarter ended June 30, 2001 and to $10.0 million in the fiscal quarter ended September 30, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to be negative compared to the fiscal year ended June 30, 2001, putting downward pressure on margins and profits. Due to this decline in current business conditions, we began implementing our plan to restructure our business during the quarters ended September 30, 2001 and June 30, 2001 and realigned resources to focus on monitoring costs, preserving cash, accelerating our planned move of manufacturing operations to China and focusing on core opportunities. A restructuring charge of $25.6 million was recorded for excess fixed assets, non-cancelable purchase obligations, worldwide workforce reduction and consolidation of excess facilities in the fiscal quarter ended September 30, 2001. Additionally, the Company recorded a provision for excess inventory totaling $10.4 million, which was charged to cost of sales during the fiscal quarter ended September 30, 2001.

    Interest and Other Income, Net. Interest and other income, net increased $1.6 million from $12,000 for the three months ended September 30, 2000 to $1.6 million for the three months ended September 30, 2001. The increase in interest income is due to larger cash balances from the proceeds of our initial public offering in October 2000 and the investment of a portion of those proceeds in higher yielding commercial paper during the three months ended September 30, 2001 offset by interest expense on the convertible note payable to Cisco Systems and capital lease obligations.

    Provision for Income Taxes. We have deferred tax assets of $18.0 million as of September 30, 2001 and a corresponding valuation allowance that reduces the gross deferred tax assets to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent the Company does not have a carryback right. Based on the Company's history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2002, which is zero, and represents the amount that management believes will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds and proceeds from exercise of stock options, employee stock purchase plan and warrants which totaled approximately $5.9 million through September 30, 2001. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of September 30, 2001, we had cash, cash equivalents and short-term investments of $239.5 million and working capital of $228.8 million.

    Our operating activities used cash of $5.9 million in the three months ended September 30, 2001. Cash used in operating activities was primarily attributable to a net loss incurred during the three months ended September 30, 2001 of $45.0 million and a decrease in accounts payable of $7.2 million. These amounts were partially offset by decreases in accounts receivable of $5.3 million, inventories of $2.1 million, prepaid expenses of $4.9 million, an increase in accrued liabilities of $3.2 million, provision for excess and obsolete inventory of $10.4 million, restructuring costs and other special charges of $16.3 million, depreciation and amortization expense of $3.5 million and non-cash compensation expense of $624,000.

    Our investing activities used cash of $27.7 million in the three months ended September 30, 2001 primarily due to the purchase of short-term investments of $26.1 million and property and equipment of $1.6 million. During the remaining nine months of fiscal 2002, we expect to use approximately $6.0 million for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

    Our financing activities provided cash of $406,000 in the three months ended September 30, 2001 primarily from proceeds from the issuance of common stock of $53,000 and borrowings under our line of credit of $1.3 million partially offset by repayment of lease obligations of $915,000.

    Our principal source of liquidity at September 30, 2001 consisted of $239.5 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

Risk Factors

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

    We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $45.0 million for the fiscal quarter ended September 30, 2001 and $80.4 million, $24.9 million and $3.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. We have not achieved profitability on a quarterly basis. As of September 30, 2001, we had an accumulated deficit of $157.9 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

   We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 51.0% in the three months ended September 30, 2001. Marubun Corporation, Cisco and Corning each accounted for revenues greater than 10% for the three months ended September 30, 2001. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

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

    We did not commence sales of our products until late 1996 and only recently began selling our products in large volume. As a result, it is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

   o economic downturn of the fiber optic industry;

   o economic conditions specific to the communications and related industries and the development and size of the markets for our products;

   o fluctuations in demand for, and sales of, our products;

   o cancellations of orders and shipment rescheduling;

   o our ability to successfully move our manufacturing capacity to our facilities in China;

   o the availability of raw materials used in our products and increases in the price of these raw materials;

   o the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality we require;

   o our ability to achieve acceptable production yields;

   o the practice of communication equipment suppliers to sporadically place large orders with short lead times;

   o the mix of products and the average selling prices of the products we sell;

   o competitive factors, including introductions of new products and product enhancements by competitors, entry of new competitors into the optical networking components market and pricing pressures;

   o our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

   o costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

    Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations have resulted in significant volatility in our stock price and the market price for our common stock might continue to fall. It is likely that, in future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock is likely to continue to decrease.

BECAUSE A HIGH PERCENTAGE OF OUR EXPENSES IS FIXED IN THE SHORT TERM, OUR OPERATING RESULTS ARE LIKELY TO BE HARMED IF WE EXPERIENCE FURTHER DELAYS IN GENERATING AND RECOGNIZING REVENUES.

    A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, we experienced such delays in the third and fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, and our loss from operations increased 45.8%, 12.7% and 47.5%, respectively, from the immediately preceding quarters. As we move our manufacturing capacity to China, we will incur expenses in one quarter relating to the move that may not result in off-setting revenues until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO EFFECTIVELY MONITOR OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

     We manufacture all of our products in our facilities in San Jose, California and Fuzhou, Shanghai and Zhuhai, China and currently are moving substantially all of our manufacturing capacity to our Zhuhai facility. Our facilities in Beijing and Chengdu are idle and along with our Fuzhou facility will be closed in accordance with our restructuring plans. We must devote significant resources to move our manufacturing capacity to China, and our planned move will be expensive, will require management's time and may disrupt our operations. Additional risks associated with moving our manufacturing capacity include:

   o a lack of availability of qualified management and manufacturing personnel;

   o difficulties in achieving adequate yields from new manufacturing lines;

   o inability to quickly implement an adequate set of financial controls to track levels of inventory; and

   o our inability to procure the necessary raw materials and equipment.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

   Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, in the three months ended September 30, 2001 and the fiscal year ended June 30, 2001, we recorded a $10.4 million and a $30.6 million, respectively, provision for excess and obsolete inventory due to the downturn in the fiber optics industry and our gross margin, excluding non-cash compensation expense, decreased to (123.8)% for the three months ended September 30, 2001 from 8.3% for the fiscal year ended June 30, 2001. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We are implementing a new automated manufacturing management system to replace our current system that tracks most of our data, including some inventory levels, manually. The conversion from the current systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China is anticipated to take place in the second quarter of fiscal 2002. Failure to effectively transition to this new system in China could harm our results. The current limitations of our manufacturing management systems increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through the first fiscal quarter of 2002 and fiscal year 2001.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

    The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

    Our operations in the United States and China also expose us to the following general risks associated with international operations:

   o disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

   o difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

   o unexpected changes in regulatory or certification requirements for optical systems or networks;

   o disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

   o fluctuations in the value of currencies; and

   o economic instability.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

   Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months ended September 30, 2001 and fiscal years ended June 30, 2001 and 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification and amplification components. These products accounted for 59%, 57% and 81% of our revenues in the three months ended September 30, 2001 and fiscal years ended June 30, 2001 and 2000, respectively. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

    Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. Errors, defects, incompatibilities or other problems with our products could result in:

   o loss of customers;

   o loss of or delay in revenues;

   o loss of market share;

   o damage to our brand and reputation;

   o inability to attract new customers or achieve market acceptance;

   o diversion of development resources;

   o increased service and warranty costs;

   o legal actions by our customers; and

   o increased insurance costs.

   If any of these occur, our operating results could be harmed.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 26 patents and have 35 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT'S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

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

      In June 2000, Chorum Technologies, LP filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum's manufacture of and offer to sell various DWDM products.

    In October 2001, we reached an agreement with Chorum LP and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. We cannot assure you that Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

    Both prosecuting or defending any lawsuit to which we may become a party in the future as a result of alleged infringement of others' intellectual property, will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with any intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

   o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

   o stop selling, incorporating or using our products that use the challenged intellectual property;

   o pay substantial money damages; or

   o redesign the products that use the technology.

   Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

WE ARE THE TARGET OF A SECURITIES CLASS ACTION COMPLAINT AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

    In November 2001, a securities class action complaint was filed against us, the underwriters of our initial public offering, and certain of our directors and officers in the United States District Court for the Southern District of New York. The complaint alleges that the underwriters entered into certain arrangements with investors in connection with our initial public offering, and that these alleged arrangements should have been and were not disclosed in the registration statement and prospectus. The complaints seek unspecified monetary damages and attorneys fees and other costs. This lawsuit, if determined adversely, could have a material adverse effect on our business.

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

    We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the third and fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, revenues decreased 16.7%, 43.8% and 50.6%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

    We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

    o may and do stop purchasing our products at any time without penalty;

    o are free to purchase products from our competitors;

    o are not required to make minimum purchases; and

    o may and do cancel orders that they place with us.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

    Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the third and fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, our customers both delayed and cancelled some orders in backlog resulting in a 16.7%, 43.8% and 50.6% decrease in revenues, respectively, from the immediately preceding quarter.

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

   Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Many of the members of our management team have recently joined our Company. Mr. Bruce
D. Horn, our Chief Financial Officer, joined us in April 2000, Mr. Frederick R. Fromm, our Chief Executive Officer and President, joined us in July 2000, Mr. Kenneth W. Brizel, our Senior Vice President of Strategy and Business Development, joined us in October 2000, Mr. Yanfeng Yang, our Vice President of Global Manufacturing/Operations, assumed his position in September 2001, and Mr. Christian A. Lepiane, our Vice President of Worldwide Sales, and Ms. Zeynep Hakimoglu, our Vice President of Product Line Management both joined us in November 2001. In addition, members of our management team have recently assumed new positions within the Company. On November 7, 2001, Mr. Fromm became our Chief Executive Officer. Our former Chief Executive Officer, Mr. Joseph Y. Liu, became Chairman of the Board of Directors. The changes were in accordance with our planned succession strategy. If our management team does not work effectively together, it could seriously harm our business.

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

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN AN AREA EXPERIENCING POWER SHORTAGES, WE FACE THE RISK OF POWER LOSS, WHICH COULD HARM OUR OPERATIONS.

    Substantial portions of our operations are located in San Jose, California. Recently California has experienced power shortages and may experience power shortages in the future. Sustained or frequent power failures could disrupt our operations, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD SUBJECT US TO
LIABILITY.

    Our failure to comply with a variety of federal, state and local laws and regulations in the United States and China could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China, and disclosure of technology to foreign citizens. While we have received commodity classifications from the United States Department of Commerce that allow us to export our current products and disclose our current technologies without export licenses as we develop and commercialize new products and technologies, and as the list of products and technologies subject to U.S. export controls changes, we may be required to obtain export licenses or other approvals with respect to those products and technologies. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.

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

BECAUSE THE OPTICAL COMPONENTS INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

    The optical components industry is capital intensive, and the transition of our manufacturing facilities, the development and marketing of new products and the hiring and retention of personnel will require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical networking components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

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

    The optical components industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management's time and other resources or disrupt our operations. Future acquisitions could result in:

    o additional operating expenses without additional revenues;

    o potential dilutive issuances of equity securities;

    o the incurrence of debt and contingent liabilities;

    o amortization of goodwill and other intangibles;

    o research and development write-offs; and

    o other acquisition-related expenses.

    Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations, and we may not receive the intended benefits of any future acquisition or joint venture.

RISKS RELATED TO OUR COMMON STOCK

IF WE WERE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED.

   If our stock price falls below one dollar for thirty consecutive business days and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Delisting from the Nasdaq National Market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. During the three months ended September 30, 2001, the closing price of our common stock on the Nasdaq National Market ranged from $0.64 to $3.44. In response to the extraordinary market conditions following the events of September 11, 2001, The Nasdaq Stock Market, Inc. announced that it was implementing a moratorium on the Nasdaq National Market listing requirements, including the minimum bid price requirement. This moratorium will remain in effect at least through January 2, 2002, after which we may be subject to delisting if we fail to satisfy the minimum listing requirements. Additionally, many companies that face delisting as a result of bid prices below the Nasdaq's maintenance standards seek to maintain their listings by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained share price increase. At present, we have made no decision with respect to this course of action, but will continue to evaluate this alternative in light of all other options.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY OUR STOCKHOLDERS AND THESE SALES COULD CAUSE OUR STOCK PRICE TO DECLINE.

    At September 30, 2001, our current stockholders held 194,088,588 shares of our common stock and potentially dilutive common stock equivalents. Potentially dilutive common stock equivalents are options to purchase an aggregate of 32,647,649 shares.

    Sales of a substantial number of shares of our common stock could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock or debt in the future at a price that we deem appropriate.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

    Our current executive officers, directors and their affiliates own, in the aggregate, as of September 30, 2001, approximately 23.8% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

   Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $37.00 to a low of $0.64 during the period from October 3, 2000, the date of our initial public offering to September 30, 2001. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

    o economic downturn in the fiber optics industry;

    o preannouncement of financial results;

    o quarterly variations in our operating results;

    o changes in financial estimates by securities analysts and our failure to meet any estimates;

    o changes in market values of comparable companies;

    o announcements by us or our competitors of new products or of significant acquisitions, strategic partnerships or joint ventures;

    o any loss by us of a major customer;

    o the outcome of, and costs associated with, any litigation to which we are or may become a party;

    o additions or departures of key management or engineering personnel; and

    o future sales of our common stock.

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

       Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

    o issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders;

    o provide for a classified board of directors;

    o eliminate the right of the stockholders to call a special meeting of stockholders;

    o eliminate the right of stockholders to act by written consent; and

    o impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

    Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

    We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

    Interest Rate Exposure. The primary objective of our investment activities
    ----------------------
is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 30, 2001, all of our investments were in money market funds, certificates of deposits or high quality commercial paper.

    Foreign Currency Exchange Rate Exposure. We operate in the United States,
    ---------------------------------------
manufacture in China, and substantially all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

     The information required by this Item is disclosed in Note 10 of Notes to Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is hereby incorporated herein by reference. See also "Risk Factors
- We may be involved in intellectual property disputes in the future, which will divert management's attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology." We are the target of a securities class action complaint and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources."

Item 2. Changes in Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)     Not applicable

(d) On October 3, 2000, the Securities and Exchange Commission (the "SEC") declared effective the Company's Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, the Company completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. The Company incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

            As of September 30, 2001, we had 239.5 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, the Company has approved a program to repurchase up to an aggregate of $21.2 million of its Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        02.1 Separation Agreement between Oplink and Daryl J. Eigen dated October 2, 2001.

        02.2 Amendment to Stock Option Agreements between Oplink and Daryl J. Eigen dated October 2, 2001.

(b)     Reports on Form 8-K

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

                                          OPLINK COMMUNICATIONS, INC.
                                          (Registrant)


DATE:     November  14, 2001              By: /s/ Bruce Horn
       ------------------------               ---------------------------------
                                              Bruce Horn
                                              Chief Financial Officer
                                              (for Registrant and as Principal
                                              Financial and Accounting Officer)