Form 10-Q
period 2001-12-31
OPLINK COMMUNICATIONS INC
filed 2002-02-13
CIK 1022225

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001

                                       or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X        No  _____
                                                    -----

     The number of shares of the Registrant's Common Stock outstanding as of February 4, 2002 was 163,653,991.

================================================================================

                           OPLINK COMMUNICATIONS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.      Financial Statements (unaudited):

       Condensed Consolidated Balance Sheets -
             December 31, 2001 and June 30, 2001                           3

       Condensed Consolidated Statements of Operations -
             Three and six months ended December 31, 2001 and 2000         4

       Condensed Consolidated Statements of Cash Flows -
             Six months ended December 31, 2001 and 2000                   5

       Notes to Condensed Consolidated Financial Statements                7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk   33

PART II. OTHER INFORMATION
--------------------------

Item 1.      Legal Proceedings                                            34

Item 2.      Changes in Securities and Use of Proceeds                    34

Item 3.      Defaults Upon Senior Securities                              34

Item 4.      Submission of Matters to a Vote of Security Holders          34

Item 5.      Other Information                                            35

Item 6.      Exhibits and Reports on Form 8-K                             35

SIGNATURES                                                                36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           OPLINK COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     December 31,   June 30,
                                                     ------------ ------------
                                                         2001         2001
                                                     ------------ ------------
ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents                          $ 171,284    $ 246,473
   Short-term investments                                61,445           --
   Accounts receivable, net                               9,501       17,178
   Inventories                                            8,427       21,739
   Assets held for sale                                     652           --
   Prepaid expenses                                       4,567        8,501
                                                      ---------    ---------
       Total current assets                             255,876      293,891
Property and equipment, net                              65,583       92,086
Intangible assets                                           583          667
Other assets                                              1,258        1,258
                                                      ---------    ---------
       Total assets                                   $ 323,300    $ 387,902
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $   9,287    $  21,596
   Accrued liabilities                                   18,953       18,629
   Current portion of capital lease obligations           4,117        3,534
   Borrowings under the line of credit                    1,208        1,148
                                                      ---------    ---------
       Total current liabilities                         33,565       44,907

Capital lease obligations, non current                    3,761        4,988
                                                      ---------    ---------
       Total liabilities                                 37,326       49,895
                                                      ---------    ---------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock                                             163          161
   Additional paid-in capital                           469,968      472,102
   Notes receivable from stockholders                   (10,417)      (3,889)
   Deferred stock compensation                           (9,213)     (17,554)
   Accumulated other comprehensive income                    57           25
   Accumulated deficit                                 (164,584)    (112,838)
                                                      ---------    ---------
       Total stockholders' equity                       285,974      338,007
                                                      ---------    ---------

         Total liabilities and stockholders' equity   $ 323,300    $ 387,902
                                                      =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended          Six Months Ended
                                                              December 31,              December 31,
                                                        ----------------------    ----------------------
                                                           2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
Revenues                                                $  10,622    $  43,241    $  20,638    $  75,518
                                                        ---------    ---------    ---------    ---------
Cost of revenues:
   Cost of revenues                                        10,101       30,929       32,516       55,516
   Non-cash compensation expense (benefit)                    273        1,536         (153)       2,889
                                                        ---------    ---------    ---------    ---------
     Total cost of revenues                                10,374       32,465       32,363       58,405
                                                        ---------    ---------    ---------    ---------

Gross profit (loss)                                           248       10,776      (11,725)      17,113
                                                        ---------    ---------    ---------    ---------

Operating expenses:
   Research and development:
     Research and development                               3,637        5,016        7,391        8,635
     Non-cash compensation expense                            231        1,349          323        2,754
                                                        ---------    ---------    ---------    ---------
       Total research and development                       3,868        6,365        7,714       11,389
                                                        ---------    ---------    ---------    ---------

   Sales and marketing:
     Sales and marketing                                    2,138       11,989        4,090       14,357
     Non-cash compensation expense (benefit)                 (796)         660         (685)       1,263
                                                        ---------    ---------    ---------    ---------
       Total sales and marketing                            1,342       12,649        3,405       15,620
                                                        ---------    ---------    ---------    ---------

   General and administrative:
     General and administrative                             1,702        3,682        3,898        6,375
     Non-cash compensation expense                          1,078        6,333        1,925       11,703
                                                        ---------    ---------    ---------    ---------
       Total general and administrative                     2,780       10,015        5,823       18,078
                                                        ---------    ---------    ---------    ---------

   Restructuring costs and other special charges               --           --       25,643           --
   Amortization of goodwill and intangible assets              42          983           84        1,966
                                                        ---------    ---------    ---------    ---------
         Total operating expenses                           8,032       30,012       42,669       47,053
                                                        ---------    ---------    ---------    ---------

Loss from operations                                       (7,784)     (19,236)     (54,394)     (29,940)
Interest and other income, net                              1,079        4,138        2,648        4,150
                                                        ---------    ---------    ---------    ---------

Net loss                                                $  (6,705)   $ (15,098)   $ (51,746)   $ (25,790)
                                                        =========    =========    =========    =========

Basic and diluted net loss per share                    $   (0.04)   $   (0.10)   $   (0.32)   $   (0.28)
                                                        =========    =========    =========    =========

Basic and diluted weighted average shares outstanding     161,087      156,339      161,215       91,578
                                                        =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                       December 31,
                                                                  ----------------------
                                                                     2001         2000
                                                                  ---------    ---------
Cash flows from operating activities:
   Net loss                                                       $ (51,746)   $ (25,790)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Non-cash restructuring costs and other special charges        16,260           --
       Depreciation and amortization of property and equipment        6,572        3,225
       Amortization of goodwill and intangible assets                    84        2,746
       Amortization of deferred compensation                          1,410       18,609
       Provision for excess and obsolete inventory                   10,407           --
       Deferred tax assets                                               --         (682)
       Sales and marketing expense related to the convertible
         note payable to Cisco Systems                                   --        8,824
       Interest expense related to the convertible note
         payable to Cisco Systems                                        --          471
       Other                                                           (460)         100
       Change in assets and liabilities:
         Accounts receivable                                          7,677      (23,176)
         Inventories                                                  2,905      (13,851)
         Prepaid expenses                                             3,934       (3,211)
         Other assets                                                    --         (341)
         Accounts payable                                            (3,305)       7,943
         Accrued liabilities                                            319       11,560
                                                                  ---------    ---------
           Net cash used in operating activities                     (5,943)     (13,573)
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchases of short-term investments                              (70,152)          --
   Maturities of short-term investments                               9,100           --
   Proceeds from sales of assets                                      1,586           --
   Purchases of property and equipment                               (6,397)     (30,234)
                                                                  ---------    ---------
           Net cash used in investing activities                    (65,863)     (30,234)
                                                                  ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock upon the
     initial public offering                                             --      261,014
   Proceeds from issuance of common stock                               348          518
   Repurchase of common stock                                        (1,895)          --
   Proceeds from issuance of convertible note payable                    --       50,000
   Proceeds from borrowings under line of credit                      1,268        1,010
   Repayment of borrowings under line of credit                      (1,208)          --
   Repayment of capital lease obligations                            (1,896)        (698)
                                                                  ---------    ---------
           Net cash provided by (used for) financing activities      (3,383)     311,844
                                                                  ---------    ---------

Net increase in cash and cash equivalents                           (75,189)     268,037
Cash and cash equivalents, beginning of year                        246,473       26,665
                                                                  ---------    ---------
Cash and cash equivalents, end of year                            $ 171,284    $ 294,702
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

                           OPLINK COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                         (CONTINUED FROM PREVIOUS PAGE)

                                                                  Six Months Ended
                                                                    December 31,
                                                                 ------------------
                                                                  2001       2000
                                                                 -------    -------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest expense              $   393    $   188
                                                                 =======    =======
   Cash paid during the period for income taxes                  $    --    $ 1,762
                                                                 =======    =======

Supplemental non-cash investing and financing activities:
   Property and equipment acquired under capital lease           $ 1,252    $ 4,730
                                                                 =======    =======
   Forfeiture of common stock option grants                      $(2,844)   $    --
                                                                 =======    =======
   Deferred compensation related to common stock
      option grants to employees                                 $    --    $30,340
                                                                 =======    =======
   Return of property and equipment                              $ 9,004    $    --
                                                                 =======    =======
   Conversion of convertible preferred stock                     $    --    $58,373
                                                                 =======    =======
   Conversion of convertible note payable and
      related interest to Cisco Systems                          $    --    $50,471
                                                                 =======    =======
   Issuance of common stock in connection with note receivable   $ 6,411    $    --
                                                                 =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           OPLINK COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Description of Business. Oplink Communications, Inc. ("Oplink" or the
     -----------------------
"Company") designs, manufactures and markets fiber optic networking components and integrated optical subsystems and modules that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company provides a broad line of products to communications equipment suppliers to enable bandwidth creation and management within an optical network. The Company was incorporated in September 1995, reincorporated in Delaware in September 2000 and began shipping its products for sale in 1996. In April 1999, the Company established manufacturing operations in China. The Company conducts its business within one operating segment and has no organizational structure dictated by product, service line, geography or customer type.

2.   Basis of Presentation. The condensed consolidated financial statements
     ---------------------
included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. Fiscal year 2002 will consist of 52 weeks.

     In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2001, the results of its operations for the three and six-month periods ended December 31, 2001 and 2000 and its cash flows. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

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

                                                               Three Months Ended          Six Months Ended
                                                                   December 31,               December 31,
                                                                2001         2000          2001         2000
                                                              ---------    ---------    ---------    ---------
Numerator:
   Net loss attributable to holders of Common Stock           $  (6,705)   $ (15,098)   $ (51,746)   $ (25,790)
                                                              =========    =========    =========    =========
Denominator:
   Weighted average shares outstanding                          161,087      156,339      161,215       91,578
                                                              ---------    ---------    ---------    ---------
Denominator for basic and diluted calculations                  161,087      156,339      161,215       91,578
                                                              =========    =========    =========    =========

   Basic and diluted net loss per share                       $   (0.04)   $   (0.10)   $   (0.32)   $   (0.28)
                                                              =========    =========    =========    =========

Antidilutive securities including options, warrants,
   preferred shares and shares per convertible note payable
   not included in net loss per share calculation                29,168       22,024       29,168       21,364
                                                              =========    =========    =========    =========

4.   Short-Term Investments. Short-term investments consist of commercial paper
     ----------------------
and municipal bonds with maturities of less than one year from the balance sheet date. Oplink's short-term investments are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

5.   Comprehensive Loss. SFAS No. 130 requires disclosure of non-stockholder
     ------------------
changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

     The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2001 and 2000 is as follows (in thousands):

                                                           December 31,            December 31,
                                                         2001        2000        2001        2000
                                                       --------    --------    --------    --------
        Net loss                                       $ (6,705)   $(15,098)   $(51,746)   $(25,790)
        Unrealized gain (loss) on investments               (15)         --          12          --
        Change in cumulative translation adjustments         (6)         (1)         20         (31)
                                                       --------    --------    --------    --------

           Comprehensive loss                          $ (6,726)   $(15,099)   $(51,714)   $(25,821)
                                                       ========    ========    ========    ========


6.   Inventories. Inventories are stated at the lower of cost (first-in,
     -----------
first-out) or market. Inventories consist of (in thousands):

                                                               December 31,    June 30,
                                                                 2001            2001
                                                               -----------     --------
       Inventories:
           Raw materials                                       $ 35,266        $ 24,963
           Work-in-process                                        7,258          16,723
           Finished goods                                         6,496           7,187
                                                               --------        --------
                                                                 49,020          48,873
           Less:  Reserves for excess and obsolete inventory    (40,593)        (27,134)
                                                               --------        --------
                                                               $  8,427        $ 21,739
                                                               ========        ========

7. Restructuring Costs and Other Special Charges. In September 2001, the Company
   ---------------------------------------------
committed to a plan to restructure its business and realign its resources to focus on reducing expenses, preserving cash, accelerating its planned move of manufacturing operations to China and focusing on core opportunities due to the decline in current business conditions. This restructuring plan includes a workforce reduction and consolidation of excess facilities. As a result of the restructuring plan and decline in forecasted revenue, the Company recorded restructuring costs and other special charges of $25.6 million classified as operating expenses during the six months ended December 31, 2001. In addition to the costs related to the restructuring, an excess and obsolete inventory charge of $10.4 million, classified as cost of sales, was recorded during the six months ended December 31, 2001. The following paragraphs provide detailed information relating to the restructuring costs and other special charges and the excess and obsolete inventory charge, which were recorded during the six months ended December 31, 2001.


Worldwide workforce reduction

     The worldwide workforce reductions started in the fourth quarter of fiscal 2001 and will be substantially completed by the third quarter of fiscal 2002. Through December 31, 2001, the restructuring plan resulted in the reduction of 2,197 regular employees, worldwide. The Company recorded a workforce reduction charge of approximately $2.9 million during the six months ended December 31, 2001 relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company has been reduced.

Excess fixed assets, facilities and other special charges

     The Company recorded a restructuring charge of $16.6 million and $4.3 million relating to excess fixed assets and the consolidation of excess facilities, respectively. The excess fixed assets charge represents the charge required to remeasure such assets at the lower of carrying amount or fair value less cost to sell. While these assets are being actively marketed, the Company expects the period of disposal to be an additional nine months to one year for most of the assets. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities. The charge relates primarily to lease terminations and non-cancelable lease costs. The Company also recorded other restructuring costs and special charges of $1.8 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

     A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

                                  Restructuring                                             Restructuring
                                  Liabilities at                                            Liabilities at
                                     June 30,         Total       Non-cash         Cash      December 31,
                                       2001           Charge       Charge        Payments        2001
                                  --------------   -----------   -----------   -----------  --------------
Workforce reduction               $          250   $     2,899   $        --   $     1,962  $        1,187
Excess fixed assets                                     16,635        16,260           375              --
Consolidation of excess
    facilities and other charges           4,294         6,109            --         2,410           7,993
                                  --------------   -----------   -----------   -----------  --------------
                                  $        4,544   $    25,643   $    16,260   $     4,747  $        9,180
                                  ==============   ===========   ===========   ===========  ==============

Provision for inventory

     The Company recorded a provision for excess and obsolete inventory totaling $10.4 million, which was charged to cost of sales during the six months ended December 31, 2001. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue and was calculated as the inventory levels in excess of six-month demand.

8.   Repurchase of Common Stock. On September 26, 2001, the Board of Directors
     --------------------------
authorized a program to repurchase up to an aggregate of $21,200,000 of the Company's Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of December 31, 2001, repurchases of $1,895,000 have been made under this program.

9.   Recent Accounting Pronouncements. In July 2001, the Financial Accounting
     --------------------------------
Standards Board ("FASB") FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

10.  Contingencies. In June 2000, Chorum Technologies, LP filed a lawsuit in the
     -------------
United States District Court for the Northern District of Texas against the Company and Telelight Communication Inc., a wholly owned subsidiary of the Company, alleging patent infringement and trademark claims relating to the manufacture of and offer to sell fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of the Company's patents relating to fiber optic couplers based on Chorum's manufacture and sale of DWDM products.

     In October 2001, the Company reached an agreement with Chorum and its affiliates to dismiss the patent infringement and trademark litigation between the companies without prejudice.

     In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's initial public offering ("IPO"), were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Harward v. Oplink Communications, Inc., et al., Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s (together with Harward v. Oplink Communications, Inc., et al., the "IPO Lawsuits").

     On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer any of the complaints, and no discovery has been served on the Company.

     At a further status conference on January 7, 2002, Judge Scheindlin stated that she would appoint lead plaintiffs counsel in the IPO Lawsuits in February 2002, and would require the appointed lead plaintiffs counsel to file amended, consolidated complaints in the IPO Lawsuits by the end of March 2002. Judge Scheindlin further stated that she did not expect the defendants to file motions to dismiss the amended, consolidated complaints until the summer of 2002. The Company, with the assistance of its legal counsel, intends to defend its position in this matter vigorously.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Form 10-K (File No. 000-31581) as filed with the SEC on September 28, 2001.

Overview

     We design and manufacture fiber optic networking components and integrated optical subsystems and modules that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. We market our broad line of products worldwide to communications equipment suppliers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce components, subsystems and modules for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and ultra-high reliability undersea use. We were incorporated in September 1995 and reincorporated in Delaware in September 2000. We began shipping product for sale in the second half of 1996. In April 1999, we established manufacturing operations in China.

     We generate revenues from the sale of fiber optic components and integrated optical subsystems and modules. To date, we have developed over 100 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products which include wavelength expansion and optical amplification products; and our bandwidth management products which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our wavelength expansion products, in particular, DWDMs and multiplexers used primarily in optical amplification and amplification products.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 68.7% and 54.8% of our revenues in the three months and six months ended December 31, 2001, respectively. Lucent Technologies and Siemens each accounted for revenues greater than 10% for the three months ended December 31, 2001. Lucent Technologies, Siemens and Marubun Corporation each accounted for revenues greater than 10% for the six months ended December 31, 2001. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

Results of Operations

     Revenues. Revenues decreased $32.6 million, or 75%, from $43.2 million for the three months ended December 31, 2000 to $10.6 million for the three months ended December 31, 2001. Revenues decreased $54.9 million, or 73%, from $75.5 million for the six months ended December 31, 2000 to $20.6 million for the six months ended December 31, 2001. These decreases were primarily due to decreased shipments of our existing wavelength expansion products, optical amplification products and optical switching products to existing and new customers. These decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. We expect our revenues for the third quarter of fiscal 2002 to remain flat compared to revenues achieved during the second quarter of fiscal 2002.

     Gross Profit (Loss). Gross profit, excluding non-cash compensation expense, decreased $11.8 million, or 96%, from $12.3 million for the three months ended December 31, 2000 to $521,000 for the three months ended December 31, 2001. This resulted in a decrease in gross margin from 28.5% to 5.0%. Gross profit (loss), excluding the $10.4 million excess inventory charge and $153,000 non-cash compensation benefit for the six months ended December 31, 2001 and $2.9 million non-cash compensation expense for the six months ended December 31, 2000, decreased $21.5 million, or 107%, from a gross profit of $20.0 million for the six months ended December 31, 2000 to a gross loss of $1.5 million for the six months ended December 31, 2001. This resulted in a decrease in gross margin from 26.5% to (7.1)%. These decreases in our gross margin were primarily due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer. These decreases were partially offset by the cost benefits of manufacturing in China. During the three months ended December 31,

2001 we recorded $2.0 million in revenues in connection with a program with a significant customer, which included principally the acceptance of certain inventory that had previously been written off. For the three months ended December 31, 2001, excluding the $2 million of revenues and non-cash compensation expense, our gross loss would have been $1.5 million, or (17.2%), compared to a gross profit of $12.3 million for the three months ended December 31, 2000. For the six months ended December 31, 2001, excluding the $2 million of revenues and $153,000 non-cash compensation benefit and including the $10.4 million excess inventory charge, our gross loss would have been $13.9 million, or (74.5%), compared to a gross profit, excluding $2.9 million non-cash compensation, of $20.0 million for the six months ended December 31, 2000. Manufacturing overhead costs, excluding the excess inventory charge and non-cash compensation benefit or expense, decreased $1.1 million and increased $945,000 for the three months and six months ended December 31, 2001, respectively, compared to the same periods in the prior fiscal year. Gross profit, including non-cash compensation expense, decreased $10.5 million, or 98%, from $10.8 million for the three months ended December 31, 2000 to $248,000 for the three months ended December 31, 2001. This resulted in a decrease in gross margin from 24.9% to 2.3%. Gross profit (loss), including the $10.4 million excess inventory charge and $153,000 non-cash compensation benefit for the six months ended December 31, 2001 and $2.9 million non-cash compensation expense for the six months ended December 31, 2000, decreased $28.8 million, or 169%, from gross profit of $17.1 million for the six months ended December 31, 2000 to a gross loss of $11.7 million for the six months ended December 31, 2001. This resulted in a decrease in gross margin from 22.7% to (56.8)%. The excess inventory charge reflects the recent significant downturn in customer demand. In response to this downturn, we focused on completing the transition of substantially all of our manufacturing to China. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin. We expect our gross margin, excluding the excess inventory charge and non-cash compensation expense, to be 7% to 9% as a percentage of revenues, for the next fiscal quarter.

     Research and Development. Research and development expenses, excluding non-cash compensation expense, decreased $1.4 million, or 27%, from $5.0 million for the three months ended December 31, 2000 to $3.6 million for the three months ended December 31, 2001. Research and development expenses, excluding non-cash compensation expense, decreased $1.2 million, or 14%, from $8.6 million for the six months ended December 31, 2000 to $7.4 million for the six months ended December 31, 2001. The decreases in research and development expenses were primarily due to personnel and personnel-related costs. Research and development expenses, including non-cash compensation expense, decreased $2.5 million, or 39%, from $6.4 million for the three months ended December 31, 2000 to $3.9 million for the three months ended December 31, 2001. Research and development expenses, including non-cash compensation expense, decreased $3.7 million, or 32%, from $11.4 million for the six months ended December 31, 2000 to $7.7 million for the six months ended December 31, 2001. We expect our research and development expenses to remain relatively flat in dollar amount and as a percentage of revenues for the next fiscal quarter.

     Sales and Marketing. Sales and marketing expenses, excluding non-cash compensation benefit for the three months ended December 31, 2001 and a one-time charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense for the three months ended December 31, 2000, decreased $1.0 million, or 32%, from $3.2 million for the three months ended December 31, 2000 to $2.1 million for the three months ended December 31, 2001. Sales and marketing expenses, excluding non-cash compensation benefit for the six months ended December 31, 2001 and the Cisco Systems conversion charge and non-cash compensation expense for the six months ended December 31, 2000, decreased $1.4 million, or 26%, from $5.5 million for the six months ended December 31, 2000 to

$4.1 million for the six months ended December 31, 2001. The decreases in sales and marketing expenses were primarily due to lower commissions to our internal and external sales representatives associated with decreased revenues partially offset by an increase in sales and marketing personnel and personnel-related costs and occupancy costs. Sales and marketing expenses, including non-cash compensation benefit for the three months ended December 31, 2001 and the Cisco Systems conversion charge and non-cash compensation expense for the three months ended December 31, 2000, decreased $11.3 million, or 89%, from $12.6 million for the three months ended December 31, 2000 to $1.3 million for the three months ended December 31, 2001. Sales and marketing expenses, including non-cash compensation benefit for the six months ended December 31, 2001 and the Cisco Systems conversion charge and non-cash compensation expense for the six months ended December 31, 2000, decreased $12.2 million, or 78%, from $15.6 million for the six months ended December 31, 2000 to $3.4 million for the six months ended December 31, 2001. We expect our sales and marketing expenses to remain relatively flat in dollar amount and as a percentage of revenues for the next fiscal quarter.

     General and Administrative. General and administrative expenses, excluding non-cash compensation expense, decreased $2.0 million, or 54%, from $3.7 million for the three months ended December 31, 2000 to $1.7 million for the three months ended December 31, 2001. General and administrative expenses, excluding non-cash compensation expense, decreased $2.5 million, or 39%, from $6.4 million for the six months ended December 31, 2000 to $3.9 million for the six months ended December 31, 2001. The decreases in general and administrative expenses were primarily due to lower costs associated with personnel and personnel-related costs and legal fees. General and administrative expenses, including non-cash compensation expense, decreased $7.2 million, or 72%, from $10.0 million for the three months ended December 31, 2000 to $2.8 million for the three months ended December 31, 2001. General and administrative expenses, including non-cash compensation expense, decreased $12.3 million, or 68%, from $18.1 million for the six months ended December 31, 2000 to $5.8 million for the six months ended December 31, 2001. We expect our general and administrative expenses to decrease slightly in dollar amount and as a percentage of revenues for the next fiscal quarter as a result of our cost-cutting efforts.

     Non-Cash Compensation Expense. From July 1, 1998 through December 31, 2001, we recorded an aggregate of $58.9 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense decreased $9.1 million, or 92%, from $9.9 million for the three months ended December 31, 2000 to $786,000 for the three months ended December 31, 2001. Non-cash compensation expense decreased $17.2 million, or 92%, from $18.6 million for the six months ended December 31, 2000 to $1.4 million for the six months ended December 31, 2001. The decreases in deferred non-cash compensation were primarily due to the method under which the deferred non-cash compensation is amortized, as set out in FASB Interpretation No. 28, and stock option cancellations.

     Restructuring Costs and Other Special Charges. We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million in the fiscal quarter ended March 31, 2001, to $20.3 million in the fiscal quarter ended June 30, 2001, to $10.0 million in the fiscal quarter ended September 30, 2001 and to $10.6 million in the fiscal quarter ended December 31, 2001. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to be negative compared to the fiscal year ended June 30, 2001, putting downward pressure on margins and profits. Due to this decline in current business conditions, we began implementing our plan to restructure our business during the quarters ended September 30, 2001 and June 30, 2001 and realigned resources to focus on monitoring costs, preserving cash, accelerating our planned move of manufacturing operations to China and focusing on core opportunities. A restructuring charge of $25.6 million was recorded for excess fixed assets, non-cancelable purchase obligations, worldwide workforce reduction and consolidation of excess facilities in the six months ended December 31, 2001. Additionally, the Company recorded a provision for excess inventory totaling $10.4 million, which was charged to cost of sales during the six months ended December 31, 2001.

     Interest and Other Income, Net. Interest and other income, net, decreased $3.1 million from $4.1 million for the three months ended December 31, 2000 to $1.1 million for the three months ended December 31, 2001. Interest and other income, net decreased $1.5 million from $4.2 million for the six months ended December 31, 2000 to $2.6 million for the six months ended December 31, 2001. The decreases in interest and other income, net were primarily due to lower yields on our cash investments and interest expense on the convertible note payable to Cisco Systems during the three months and six months ended December 31, 2000.

     Provision for Income Taxes. We have deferred tax assets of $18.0 million as of December 31, 2001 and a corresponding valuation allowance that reduces the gross deferred tax assets to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent the Company does not have a carryback right. Based on the Company's history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2002, which is zero, and represents the amount that management believes will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity securities, which resulted in approximately $319.4 million in aggregate net proceeds, and proceeds from exercise of stock options, employee stock purchase plan and warrants which totaled approximately $2.5 million through December 31, 2001, partially offset by $1.9 million of repurchases of our common stock. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of December 31, 2001, we had cash, cash equivalents and short-term investments of $232.7 million and working capital of $222.3 million.

     Our operating activities used cash of $5.9 million in the six months ended December 31, 2001. Cash used in operating activities was primarily attributable to a net loss incurred during the six months ended December 31, 2001 of $51.7 million and a decrease in accounts payable of $3.3 million. These amounts were partially offset by decreases in accounts receivable of $7.7 million, inventories of $2.9 million and prepaid expenses of $3.9 million, an increase in accrued liabilities of $319,000, a provision for excess and obsolete inventory of $10.4 million, restructuring costs and other special charges of $16.3 million, depreciation and amortization expense of $6.7 million and non-cash compensation expense of $1.4 million.

     Our investing activities used cash of $65.9 million in the six months ended December 31, 2001 primarily due to the purchases of short-term investments of $70.2 million and property and equipment of $6.4 million partially offset by maturities of short-term investments of $9.1 million and proceeds from sales of assets of $1.6 million. During the remaining six months of fiscal 2002, we expect to use approximately $4.0 million for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

    Our financing activities used cash of $3.4 million in the six months ended December 31, 2001 primarily due to our repurchase of common stock of $1.9 million and repayment of capital lease obligations of $1.9 million partially offset by proceeds from the issuance of common stock of $348,000 and net borrowings under our line of credit of $60,000.

    Our principal source of liquidity at December 31, 2001 consisted of $232.7 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

RISK FACTORS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

    We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $6.7 million and $45.0 million for the fiscal quarters ended December 31, 2001 and September 30, 2001, respectively, and $80.4 million, $24.9 million and $3.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. We have not achieved profitability on a quarterly basis. As of December 31, 2001, we had an accumulated deficit of $164.6 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

    We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 68.7% and 54.8% of our revenues in the three months and six months ended December 31, 2001, respectively. Lucent Technologies and Siemens each accounted for revenues greater than 10% for the three months ended December 31, 2001. Lucent Technologies, Siemens and Marubun Corporation each accounted for revenues greater than 10% for the six months ended December 31, 2001. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

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

    A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the four quarters ended December 31, 2001, we experienced such delays. In the third and fourth quarter of fiscal 2001 and the first and second quarter of fiscal 2002, our loss from operations was $25.2 million, $29.4 million, $45.0 million and $6.7 million, respectively. As we improve our manufacturing processes as of result of our recent move to China, we will incur expenses in one quarter relating to the recent move that may not result in off-setting revenues until a subsequent quarter. New product introductions can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized until a subsequent quarter when the new product is introduced. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO EFFECTIVELY MONITOR OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

    We manufacture all of our products in our facilities in San Jose, California and Shanghai and Zhuhai, China and have moved substantially all of our manufacturing capacity to our Zhuhai facility. Our facilities in Beijing, Chengdu and Fuzhou are idle and will be closed in accordance with our restructuring plans. We must still devote significant resources to the transition of our manufacturing capacity to China, and such transition will be expensive, will require management's time and may disrupt our operations. Additional risks associated with the recent move of our manufacturing capacity include:

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

    Primarily as a result of the economic downturn and slowdown in capital spending, particularly in the communications industry, we recently implemented a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

    Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, in the six months ended December 31, 2001 and the fiscal year ended June 30, 2001, we recorded a $10.4 million and a $30.6 million, respectively, provision for excess and obsolete inventory due to the downturn in the fiber optics industry and our gross margin, excluding non-cash compensation expense, decreased to 5.0% and (57.6)% for the three months and six months ended December 31, 2001 from 8.3% for the fiscal year ended June 30, 2001. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. We have recently implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China just occurred in December 2001. Failure to effectively complete the transition to this new system in China could harm our results and increase the risk that we may fail to effectively manage our inventory. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through the six months ended December 31, 2001 and the fiscal year ended June 30, 2001.

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

    The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems and modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

SUBSTANTIALLY ALL OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN CHINA, WHICH EXPOSES US TO THE RISK THAT OUR FAILURE TO COMPLY WITH THE LAWS AND REGULATIONS OF CHINA, OR EVENTS IN THAT COUNTRY, WILL DISRUPT OUR OPERATIONS.

    Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local government may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. China's economy differs from the economies of many countries in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

    - fluctuations in the value of currencies; and

    - economic instability.

    To the extent that such disruptions interfere with our commercial activities, our results of operations could be harmed.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

    Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months and six months ended December 31, 2001 and fiscal years ended June 30, 2001 and 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification and amplification components. These products accounted for 87%, 74%, 57% and 81% of our revenues in the three months and six months ended December 31, 2001 and fiscal years ended June 30, 2001 and 2000, respectively. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

    Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and harm our operating results. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, quality of workmanship and our manufacturing processes in China. Our or our suppliers' inadvertent use of defective materials could significantly reduce our manufacturing yields. Furthermore, because of the large labor component in and complexity of the manufacturing process, quality of workmanship is critical to achieving acceptable yields. We cannot assure you that we will be able to hire and train a sufficient number of qualified personnel to cost-effectively produce our products with the quality and in the quantities required by our customers. Changes in our manufacturing processes or those of our suppliers could also impact our yields. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our manufacturing yield goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation in order to increase our gross margins and help achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins or fully satisfy customer demands.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

    Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. We currently hold 29 patents and have 34 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

WE ARE THE TARGET OF A SECURITIES CLASS ACTION COMPLAINT AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH WILL LIKELY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

    In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters from the Company's IPO, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York and captioned Harward v. Oplink Communications, Inc., et al., Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and its IPO underwriters violated the federal securities laws because the Company's IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. This action will likely divert the efforts and attention of our management and, if determined adversely to the Company, could have a material impact on our business.

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

    We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the third quarter and fourth quarter of fiscal 2001 and the first quarter and second quarter of fiscal 2002, revenues decreased 16.7%, 43.8%, 50.6% and increased 6.1%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry. Furthermore, the rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

    Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the third quarter and fourth quarter of fiscal 2001 and the first quarter and second quarter of fiscal 2002, our customers both delayed and cancelled some orders in backlog resulting in a 16.7%, 43.8% and 50.6% decrease in revenues and a 6.1% increase in revenues, respectively, from the immediately preceding quarter.

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

    Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Our future success depends upon the continued services of our executive officers, particularly Mr. Frederick R. Fromm, our Chief Executive Officer and President, who joined us in July 2000, Mr. Bruce D. Horn, our Chief Financial Officer, who joined us in April 2000, Mr. Kenneth W. Brizel, our Senior Vice President of Strategy and Business Development, who joined us in October 2000, Mr. Yanfeng Yang, our Vice President of Global Manufacturing/Operations, who assumed his position in September 2001, and Mr. Christian A. Lepiane, our Vice President of Worldwide Sales, and Ms. Zeynep Hakimoglu, our Vice President of Product Line Management, both of whom joined us in November 2001. In addition, members of our management team have recently assumed new positions within the Company. On November 7, 2001, Mr. Fromm became our Chief Executive Officer. Our former Chief Executive Officer, Mr. Joseph Y. Liu, became Chairman of the Board of Directors. The changes were in accordance with our planned succession strategy. If our management team does not work effectively together, it could seriously harm our business.

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

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD SUBJECT US TO
LIABILITY.

     Our failure to comply with a variety of federal, state and local laws and regulations in the United States and China could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China, and disclosure of technology to foreign citizens. While we have received commodity classifications from the United States Department of Commerce that allow us to export our current products and disclose our current technologies without export licenses, as we develop and commercialize new products and technologies, and as the list of products and technologies subject to U.S. export controls changes, we may be required to obtain export licenses or other approvals with respect to those products and technologies. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.

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

BECAUSE THE OPTICAL COMPONENTS INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

     The optical components industry is capital intensive, and the transition of our manufacturing facilities to China, the development and marketing of new products and the hiring and retention of personnel will require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical networking components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

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

RISKS RELATED TO OUR COMMON STOCK

IF WE WERE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED.

     If our stock price falls below one dollar for thirty consecutive business days and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Delisting from the Nasdaq National Market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. During the three months and six months ended December 31, 2001, the closing price of our common stock on the Nasdaq National Market ranged from $0.64 to $3.44 and from $0.63 to $3.44, respectively. In response to the extraordinary market conditions following the events of September 11, 2001, The Nasdaq Stock Market, Inc. implemented a moratorium on the Nasdaq National Market listing requirements, including the minimum bid price requirement. This moratorium ended on January 2, 2002 and the listing requirements were reinstated. Additionally, many companies that face delisting as a result of bid prices below the Nasdaq's maintenance standards seek to maintain their listings by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained share price increase. We will evaluate this option as well as others if our stock price falls below one dollar in the future.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     Our current executive officers, directors and their affiliates own, in the aggregate, as of December 31, 2001, approximately 27.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying or preventing a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $37.00 to a low of $0.63 during the period from October 3, 2000, the date of our initial public offering to December 31, 2001. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

     - additions or departures of key management or engineering personnel; and

     - future sales of our common stock.

     The price of our securities may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our securities, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. The primary objective of our investment activities
     ----------------------
is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2001, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required by this Item is disclosed in Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Item 1 of Part I, above. The text of such Note is incorporated herein by reference. See also "Risk Factors - We may be involved in intellectual property disputes in the future, which will divert management's attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology." We are the target of a securities class action complaint and are at risk of securities class action litigation, which could result in substantial costs and divert management attention and resources."

Item 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable

     (b)  Not applicable

     (c)  Not applicable

     (d) On October 3, 2000, the SEC declared effective the Company's Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, the Company completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. The Company incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

          As of December 31, 2001, we had $232.7 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, the Company has approved a program to repurchase up to an aggregate of $21.2 million of its Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of December 31, 2001, there were repurchases of $1.9 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of the Stockholders was held on November 7, 2001 (the "Annual Meeting"). The following matters were voted upon at the Annual
Meeting:

Proposal I - To elect directors to hold office until the 2004 Annual Meeting of Stockholders and until their successors are elected. The votes were as follows:

     Nominee              Votes For     Votes Withheld
     -------              ---------     --------------

     Frederick R. Fromm   123,155,008      2,107,890
     David Spreng         125,194,699         68,199

     There were no abstentions or broker non-votes with respect to election of directors.

Proposal II - To ratify selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for its fiscal year ended June 30, 2002. The votes were as follows:

     For           Against     Abstain      Broker non-votes
     ---           -------     -------      ----------------

     123,143,806   66,997     2,052,095            0

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     02.1 (1) Separation Agreement between Oplink and Daryl J. Eigen dated October 2, 2001.

     02.2 (1) Amendment to Stock Option Agreements between Oplink and Daryl J. Eigen dated October 2, 2001.

     02.3 Promissory Note by and between Oplink and Joseph Y. Liu dated November 27, 2001.

     02.4 Promissory Note by and between Oplink and Joseph Y. Liu dated November 28, 2001.

     02.5 Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 27, 2001.

     02.6 Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 28, 2001.

     (1) Previously filed in the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2001.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OPLINK COMMUNICATIONS, INC.
                                    (Registrant)


DATE: February 13, 2002             By: /s/ Bruce D. Horn
                                        -----------------------------------
                                    Bruce D. Horn
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)