Form 10-Q
period 2002-03-31
OPLINK COMMUNICATIONS INC
filed 2002-05-15
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-31581

OPLINK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 77-0411346 (I.R.S. Employer Identification No.)

3469 North First Street, San Jose, CA 95134
(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code: (408) 433-0606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

The number of shares of the Registrant’s Common Stock outstanding as of May 4, 2002 was 164,801,988.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2002	2001
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$225,631	$246,473
Short-term investments	5,743	—
Accounts receivable, net	6,057	17,178
Inventories	6,914	21,739
Assets held for sale	265	—
Prepaid expenses	3,836	8,501

Total current assets	248,446	293,891
Property and equipment, net	63,393	92,086
Intangible assets	542	667
Other assets	1,257	1,258

Total assets	$313,638	$387,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,917	$21,596
Accrued liabilities	15,570	16,905
Current portion of capital lease obligations	4,200	3,534
Borrowings under the line of credit	—	1,148

Total current liabilities	27,687	43,183
Capital lease obligations, non current	2,680	4,988
Accrued restructuring, non current	3,818	1,724

Total liabilities	34,185	49,895

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock	164	161
Additional paid-in capital	469,953	472,102
Notes receivable from stockholders	(10,594)	(3,889)
Deferred stock compensation	(7,138)	(17,554)
Accumulated comprehensive income	56	25
Accumulated deficit	(172,988)	(112,838)

Total stockholders’ equity	279,453	338,007

Total liabilities and stockholders’ equity	$313,638	$387,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues	$9,598	$36,042	$30,236	$111,560
Cost of revenues:
Cost of revenues	9,244	45,465	41,760	100,981
Non-cash compensation expense	200	1,173	47	4,062

Total cost of revenues	9,444	46,638	41,807	105,043

Gross profit (loss)	154	(10,596)	(11,571)	6,517

Operating expenses:
Research and development:
Research and development	3,204	4,888	10,595	13,523
Non-cash compensation expense	352	1,030	675	3,784

Total research and development	3,556	5,918	11,270	17,307

Sales and marketing:
Sales and marketing	2,304	2,955	6,394	17,312
Non-cash compensation expense (benefit)	186	893	(499)	2,156

Total sales and marketing	2,490	3,848	5,895	19,468

General and administrative:
General and administrative	1,713	4,777	5,611	11,152
Non-cash compensation expense	1,035	1,926	2,960	13,629

Total general and administrative	2,748	6,703	8,571	24,781

Restructuring costs and other special charges	—	—	25,643	—
Merger fees	1,425	—	1,425	—
Amortization of goodwill, intangible and other assets	42	984	126	2,950

Total operating expenses	10,261	17,453	52,930	64,506

Loss from operations	(10,107)	(28,049)	(64,501)	(57,989)
Gain (loss) on sale or disposal of assets	671	(801)	671	(801)
Interest and other income, net	1,032	3,621	3,680	7,771

Net loss	$(8,404)	$(25,229)	$(60,150)	$(51,019)

Basic and diluted net loss per share	$(0.05)	$(0.16)	$(0.37)	$(0.45)

Basic and diluted weighted average shares outstanding	163,735	157,668	162,055	112,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(60,150)	$(51,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other special charges	16,260	—
Depreciation and amortization of property and equipment	9,702	5,988
Amortization of goodwill, intangible and other assets	126	4,119
Amortization of deferred compensation	3,183	23,631
Provision for excess and obsolete inventory	10,407	—
Loss (gain) on sale or disposal of assets	(671)	801
Deferred tax assets	—	(3,910)
Sales and marketing expense related to the convertible note payable to Cisco Systems	—	8,824
Interest expense related to the convertible note payable to Cisco Systems	—	471
Other	(723)	100
Change in assets and liabilities:
Accounts receivable	11,121	(11,640)
Inventories	4,418	(13,479)
Prepaid expenses	4,665	(1,061)
Other assets	—	(671)
Accounts payable	(4,592)	9,085
Accrued liabilities	747	10,612

Net cash used in operating activities	(5,507)	(18,149)

Cash flows from investing activities:
Purchases of short-term investments	(70,152)	—
Maturities of short-term investments	64,900	—
Proceeds from sales of assets	2,644	—
Purchases of property and equipment	(7,426)	(54,926)

Net cash used in investing activities	(10,034)	(54,926)

Cash flows from financing activities:
Proceeds from issuance of common stock upon the initial public offering	—	261,014
Proceeds from issuance of common stock	636	480
Repurchase of common stock	(1,895)	—
Proceeds from issuance of convertible note payable	—	50,000
Proceeds from borrowings under line of credit	1,268	1,013
Repayment of borrowings under line of credit	(2,416)	—
Repayment of capital lease obligations	(2,894)	(1,494)

Net cash provided by (used for) financing activities	(5,301)	311,013

Net increase (decrease) in cash and cash equivalents	(20,842)	237,938
Cash and cash equivalents, beginning of year	246,473	26,665

Cash and cash equivalents, end of year	$225,631	$264,603

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Nine Months Ended March 31,
	2002	2001
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$547	$412

Cash paid during the period for income taxes	$—	$4,990

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$1,252	$7,150

Forfeiture of common stock option grants	$(2,921)	$—

Deferred compensation related to common stock option grants to employees	$—	$29,516

Return of property and equipment	$9,087	$—

Conversion of convertible preferred stock	$—	$58,373

Conversion of convertible note payable and related interest to Cisco Systems	$—	$50,471

Issuance of common stock in connection with note receivable	$6,411	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of Business.    Oplink Communications, Inc. (“Oplink” or the “Company”) designs and manufactures fiber optic networking components and integrated optical subsystems and modules that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company markets its broad line of products to communications equipment suppliers and service providers. The Company’s bandwidth creation products increase the performance and capacity of fiber optic networks. The Company’s bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. The Company produces components, subsystems and modules for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and ultra-high reliability undersea use. The Company was incorporated in September 1995 and is headquartered in San Jose, California. The Company’s primary manufacturing facility is in Zhuhai, China. The Company conducts its business within one operating segment and has no organizational structure dictated by product, service line, geography or customer type.

2.  Basis of Presentation.    The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company’s Annual Report on Form 10-K.

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

In the opinion of the management, these unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2002, the results of its operations for the three and nine-month periods ended March 31, 2002 and 2001 and its cash flows. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.  Merger.    On March 18, 2002, Oplink and Avanex Corporation (“Avanex”) entered into an Agreement and Plan of Reorganization (the “Agreement”). The Agreement contemplates that, subject to the satisfaction of certain conditions contained therein, including the approval of the merger referred to therein by the stockholders of Oplink and Avanex, compliance with applicable regulatory requirements and other customary closing conditions, Avanex would acquire Oplink in a stock-for-stock transaction, by automatically converting each share of Oplink common stock outstanding on the closing date into 0.405344 of a share of Avanex common stock, subject to the terms and conditions of the Agreement. In addition, at the closing of the merger, Avanex will assume all options to purchase Oplink common stock, after application of the exchange ratio, and will reserve shares of Avanex common stock for issuance upon the exercise of the assumed options. Oplink currently believes that the transaction will close during the quarter ending June 30, 2002, after which Oplink will operate as a wholly owned subsidiary of Avanex. The merger is subject to approval by Oplink and Avanex stockholders and other customary closing conditions.

The acquisition is expected to be accounted for under the purchase method of accounting. Oplink estimates the total purchase price to be approximately $315.6 million comprised of:

i) Approximately 66.5 million shares of Avanex common stock, based upon an exchange ratio of 0.405344 of a share of Avanex common stock for each outstanding share of common stock of Oplink at March 31, 2002. The actual number of shares of Avanex common stock to be issued will be determined based on the actual number of shares of Oplink common stock outstanding at the closing of the merger. The average market price of Avanex’s common stock of $4.20 was determined based as the closing price from March 15, 2002 to March 21, 2002, which includes two trading days prior and two trading days subsequent to the public announcement of the merger.

ii) Approximately 11.8 million vested and unvested options to purchase shares of Avanex common stock, based upon an exchange ratio of 0.405344 of a share of Avanex common stock for each outstanding share of common stock of Oplink at March 31, 2002. The actual number of options to purchase Avanex common stock to be assumed will be determined based on the actual number of options to purchase Oplink common stock outstanding at the closing of the merger. The fair value of the outstanding options was determined using a Black-Scholes valuation model.

iii) Estimated direct transaction costs of $5.4 million.

The total estimated purchase price is as follows (in thousands):

Value of securities issued	$279,275
Assumption of Oplink common stock options	30,885
Estimated transaction costs and expenses	5,424

Total estimated purchase price	$315,584

4.  Net Loss Per Share.    The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the Basic and Diluted net loss per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Numerator:
Net loss attributable to holders of Common Stock	$(8,404)	$(25,229)	$(60,150)	$(51,019)

Denominator:
Weighted average shares outstanding	163,735	157,668	162,055	112,481

Denominator for basic and diluted calculations	163,735	157,668	162,055	112,481

Basic and diluted net loss per share	$(0.05)	$(0.16)	$(0.37)	$(0.45)

Antidilutive securities including options, warrants, preferred shares and shares per convertible note payable not included in net loss per share calculation	29,009	18,474	29,009	57,071

5.  Short-Term Investments.    Short-term investments consist of commercial paper and municipal bonds with maturities of less than one year from the balance sheet date. Oplink’s short-term investments are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

6.  Comprehensive Loss.    SFAS No. 130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

The reconciliation of net loss to comprehensive loss for the three and nine months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(8,404)	$(25,229)	$(60,150)	$(51,019)
Unrealized gain on investments	6	—	18	—
Change in cumulative translation adjustments	(7)	39	13	8

Comprehensive loss	$(8,405)	$(25,190)	$(60,119)	$(51,011)

7.  Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March, 31 2002	June 30, 2001
Inventories:
Raw materials	$23,554	$24,963
Work-in-process	14,628	16,723
Finished goods	7,605	7,187

	45,787	48,873
Less: Reserves for excess and obsolete inventory	(38,873)	(27,134)

	$6,914	$21,739

8.  Restructuring Costs and Other Special Charges.    In September 2001, the Company committed to a plan to restructure its business and realign its resources to focus on reducing expenses, preserving cash, accelerating its planned move of manufacturing operations to China and focusing on core opportunities due to the decline in current business conditions. This restructuring plan includes a workforce reduction and consolidation of excess facilities. As a result of the restructuring plan and decline in forecasted revenue, the Company recorded restructuring costs and other special charges of $25.6 million classified as operating expenses during the nine months ended March 31, 2002. In addition to the costs related to the restructuring, an excess and obsolete inventory charge of $10.4 million, classified as cost of sales, was recorded during the nine months ended March 31, 2002. The following paragraphs provide detailed information relating to the restructuring costs and other special charges and the excess and obsolete inventory charge, which were recorded during the nine months ended March 31, 2002.

Worldwide workforce reduction

The worldwide workforce reductions started in the fourth quarter of fiscal 2001. During the nine months ended March 31, 2002, the Company recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the reduction of 2,700 employees. Of the 2,700 employee planned reduction, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of March 31, 2002, approximately 2,254 employees had been terminated. The worldwide workforce reductions will be substantially completed by the third quarter of calendar 2002.

Excess fixed assets, facilities and other special charges

The Company recorded a restructuring charge of $16.6 million relating to excess fixed assets during the nine months ended March 31, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic networking components, subsystems and modules. The excess fixed assets charge represents the charge required to remeasure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of excess fixed assets to be disposed of is $265,000 as of March 31, 2002, and has been included in current assets as assets held for sale on the balance sheet. While the remaining assets with an original book value of $14.1 million removed from operations as of March 31, 2002, are being actively marketed, the Company expects the period of disposal to be an additional six to nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, the Company incurred a charge of $4.3 million for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.8 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Restructuring Liabilities at June 30, 2001	Total Charge	Non-cash Charge	Cash Payments	Restructuring Liabilities at March 31, 2002
Workforce reduction	$250	$2,899		$2,134	$1,015
Excess fixed assets		16,635	16,260	375	—
Consolidation of excess
facilities and other charges	4,294	6,109		3,961	6,442

	$4,544	$25,643	$16,260	$6,470	7,457

Accrued restructuring, current					3,640

Accrued restructuring, non current					$3,817

Provision for inventory

The Company recorded a provision for excess and obsolete inventory totaling $10.4 million, which was charged to cost of sales during the nine months ended March 31, 2002. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had accrued in accounts payable $9.0 million associated with the purchase of certain capital equipment from a vendor. In connection with the Company’s evaluation of its manufacturing capacity needs, the Company determined that this new capital equipment was excess based on current anticipated production levels. During the nine months ended March 31, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of this equipment totaling $9.0 million for a settlement fee of $500,000. Accordingly, the reduction in accounts payable and fixed assets is reflected as a non-cash item in the consolidated statement of cash flows.

9.    Notes Receivable from Stockholders.    In April and November 2001, a director borrowed from Oplink, pursuant to three full recourse promissory notes, the aggregate principal amount of $10,068,751. The principal amount borrowed was $3,657,500 on April 3, 2001 at an annual interest rate of 8.0%, $828,750 on November 27, 2001 at an annual interest rate of 6.5%, and $5,582,501 on November 28, 2001 at an annual interest rate of 6.5%. Originally, these promissory notes provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable on the fifth anniversary of the respective dates of issuance. The promissory notes also provided for acceleration of their maturity dates upon the demand of the Oplink board of directors or upon the termination of service to Oplink. These promissory notes were amended on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest will now become due and payable in full on March 19, 2007. The notes are secured each by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this director. The notes are recorded as a component of stockholders’ equity.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which has a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the executive officer. The note is secured by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this executive officer. The note is recorded as a component of stockholders’ equity.

In August, 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest will now become due and payable in full on June 30, 2007. The note is recorded as a component of other assets.

10.  Repurchase of Common Stock.    On September 26, 2001, the Board of Directors authorized a program to repurchase up to an aggregate of $21,200,000 of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of March 31, 2002, repurchases of $1,895,000 have been made under this program.

11.  Share Purchase Rights Agreement.    On March 18, 2002, the board of directors of Oplink approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of Oplink. The dividend was paid on April 3, 2002 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $16.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink’s Common Stock (a “15% holder”) or 10 days business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a15% holder. The Company and Avanex entered into an agreement that the merger with Avanex will not trigger any of the provisions of the Share Purchase Rights Agreement.

12.  Recent Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

13.  Contingencies.    In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01–CV–9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1900s.

On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

There has been a complaint filed on September 20, 2001, in Superior Court of California, County of Santa Clara by former employees against the Company claiming sex discrimination, wrongful termination in breach of public policy, discrimination based on pregnancy, and intentional infliction of emotional distress by the Company with respect to the termination of their employment. In a letter to Cooley Godward LLP dated April 2, 2002, plaintiffs’ counsel submitted a settlement demand of $1,000,000 for each plaintiff. The Company denies the allegations, and is vigorously defending against the claim.

It em 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company’s business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein, and the section entitled “Risk Factors” beginning on page 19 of the Joint Proxy Statement/Prospectus contained in the Registration Statement on Form S-4 filed by Avanex Corporation (File No. 333-85906) regarding our proposed merger with Avanex Corporation. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company’s Form 10-K (File No. 000-31581) as filed with the SEC on September 28, 2001.

Overview

We design and manufacture fiber optic networking components and integrated optical subsystems and modules that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. We market our broad line of products to communications equipment suppliers and service providers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce components, subsystems and modules for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and ultra-high reliability undersea use. We were incorporated in September 1995 and are headquartered in San Jose, California. Our primary manufacturing facility is in Zhuhai, China.

On March 18, 2002, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Avanex Corporation (“Avanex”). The Agreement contemplates that, subject to the satisfaction of certain conditions contained therein, including the approval of the merger referred to therein by the stockholders of Oplink and Avanex, compliance with applicable regulatory requirements and other customary closing conditions, Avanex would acquire us in a stock-for-stock transaction, by automatically converting each share of our common stock outstanding on the closing date into 0.405344 of a share of Avanex common stock, subject to the terms and conditions of the Agreement. In addition, at the closing of the merger, Avanex will assume all options to purchase our common stock, after application of the exchange ratio, and will reserve shares of Avanex common stock for issuance upon the exercise of the assumed options. We believe that the transaction will close during the quarter ending June 30, 2002, after which we would operate as a wholly owned subsidiary of Avanex. The merger is subject to approval by Oplink and Avanex stockholders and other customary closing conditions. Investors and security holders may obtain more detailed information regarding the proposed merger by reading the Form S-4 as filed by Avanex with the SEC on April 9, 2002, and the joint proxy statement/prospectus when it becomes available.

The acquisition is expected to be accounted for under the purchase method of accounting. We believe the estimated total purchase price will be approximately $315.6 million. See Note 3 to Notes to Condensed Consolidated Financial Statements.

We generate revenues from the sale of fiber optic components and integrated optical subsystems and modules. To date, we have developed over 100 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our wavelength expansion products, in particular, DWDMs and multiplexers used in optical amplification and amplification products.

We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 58.5% and 55.1% of our revenues in the three months and nine months ended March 31, 2002, respectively. Siemens, Marubun Corporation and Agere each accounted for revenues greater than 10% for the three months ended March 31, 2002. Siemens, Marubun Corporation and Lucent Technologies, each accounted for revenues greater than 10% for the nine months ended March 31, 2002. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by three financial institutions. At times, such deposits may be in excess of the amount of the insurance provided on such deposits. To date, we have not experienced any losses on such deposits. Our accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of our outstanding receivable balance.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards, or SFAS, No. 48 “Revenue Recognition When Right of Return Exists.” Under these guidelines, we do not recognize revenue on transactions where persuasive evidence of an arrangement does not exist, delivery has not occurred or significant obligations remain, the price is not fixed or determinable or payment is not reasonably assured. In addition, we estimate what future product returns may occur based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

Warranty

We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Excess and Obsolete Inventory

The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 we will cease to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

Results of Operations

Revenues.    Revenues decreased $26.4 million, or 73%, from $36.0 million for the three months ended March 31, 2001 to $9.6 million for the three months ended March 31, 2002. Revenues decreased $81.3 million, or 73%, from $111.6 million for the nine months ended March 31, 2001 to $30.2 million for the nine months ended March 31, 2002. These decreases were primarily due to decreased shipments of all of our products including our wavelength expansion products, optical amplification products and optical switching products to existing and new customers. These decreases in shipments were primarily due to the slowdown in telecommunications equipment spending.

Over the nine months ended March 31, 2002, we have reduced our headcount by 1,483 people, consolidated our manufacturing operations in China and further revised our cost structure to respond to the significantly lower revenues than previously anticipated by the Company. We have not significantly reduced our expenditures for research and development as these expenditures are critical to the Company’s continued

growth. We have responded and will continue to respond as appropriate to the significant downturn in our industry. Future additional actions could include further reductions in headcount, transitioning of a portion of our research and development to China and further consolidation of assets and facilities. Our visibility continues to be limited with respect to telecommunications equipment providers. We will continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

Gross Profit (Loss).    Gross profit, excluding non-cash compensation expense, increased $9.8 million, or 104%, from a gross loss of $9.4 million for the three months ended March 31, 2001 to a gross profit of $354,000 for the three months ended March 31, 2002. This resulted in an increase in gross margin from (26.1)% to 3.1%. Our gross margin increased because we made no additional provision for inventory reserves during the three months ended March 31, 2002 compared to a $19.4 million provision for inventory reserve during the three months ended March 31, 2001. In addition, our gross margin was favorably impacted due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $6.5 million and $64,000, respectively, and the cost benefits of operating in China. This increase was partially offset by higher manufacturing costs relative to our production volume. Gross profit (loss), excluding the $10.4 million excess inventory charge and $47,000 non-cash compensation expense for the nine months ended March 31, 2002, and the $28.4 million excess inventory charge and $4.1 million non-cash compensation expense for the nine months ended March 31, 2001 decreased $40.1 million, or 103%, from a gross profit of $39.0 million for the nine months ended March 31, 2001 to a gross loss of $1.1 million for the nine months ended March 31, 2002. This resulted in a decrease in gross margin from 34.9% to (3.7)%. This decrease in our gross margin was primarily due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer. These decreases were partially offset by the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $14.5 million and $228,000, respectively, the cost benefits of manufacturing in China and the $18.0 million decrease in excess inventory charge. During the nine months ended March 31, 2002 we recorded $2.0 million in revenues in connection with a cancellation fee from a significant customer. For the nine months ended March 31, 2002, excluding the $2 million of revenues and $47,000 non-cash compensation expense but including the $10.4 million excess inventory charge, our gross loss would have been $13.5 million, or (44.7%), compared to a gross profit, excluding $4.1 million non-cash compensation but including the $28.4 million excess inventory charge, of $10.6 million, or 9.5%, for the nine months ended March 31, 2001. Manufacturing overhead costs, excluding the excess inventory charge and non-cash compensation expense, decreased $2.8 million and $1.8 million for the three months and nine months ended March 31, 2002, respectively, compared to the same periods in the prior fiscal year. Gross profit, including non-cash compensation expense, increased $10.8 million, or 101%, from a gross loss of $10.6 million for the three months ended March 31, 2001 to $154,000 for the three months ended March 31, 2002. This resulted in an increase in gross margin from (29.4)% to 1.6%. Gross profit (loss) decreased $18.1 million, or 278%, from a gross profit of $6.5 million for the nine months ended March 31, 2001 to a gross loss of $11.6 million for the nine months ended March 31, 2002. This resulted in a decrease in gross margin from 5.8% to (38.3)%. The excess inventory charges reflect the recent significant downturn in customer demand. In response to this downturn, we focused on completing the transition of substantially all of our manufacturing to China. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin.

Research and Development.    Research and development expenses, excluding non-cash compensation expense, decreased $1.7 million, or 34%, from $4.9 million for the three months ended March 31, 2001 to $3.2 million for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $1.4 million and $452,000, respectively. Research and development expenses, excluding non-cash compensation expense, decreased $2.9 million, or 22%, from $13.5 million for the nine months ended March 31, 2001 to $10.6 million for the nine months ended March 31, 2002. The decrease in research and development expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $3.4 million and $867,000, respectively. Research and development expenses, including non-cash compensation expense, decreased $2.4 million, or 40%, from $5.9 million for the three months ended March 31, 2001 to $3.6 million for the three months ended March 31, 2002. Research and development expenses, including non-cash compensation expense, decreased $6.0 million, or 35%, from $17.3 million for the nine months ended March 31, 2001 to $11.3 million for the nine months ended March 31, 2002.

Sales and Marketing. Sales and marketing expenses, excluding non-cash compensation expense, decreased $651,000, or 22%, from $3.0 million for the three months ended March 31, 2001 to $2.3 million for the three months ended March 31, 2002. Sales and marketing expenses, excluding non-cash compensation benefit for the nine months ended March 31, 2002, and a one-time charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense for the nine months ended March 31, 2001, decreased $2.1 million, or 25%, from $8.5 million for the nine months ended March 31, 2001 to $6.4 million for the nine months ended March 31, 2002. The decreases in sales and marketing expenses were primarily due to lower commissions to our internal and external sales representatives associated with decreased revenues and cost savings associated with the consolidation of excess facilities of $76,000 and $142,000 for the three months and nine months ended March 31, 2002, partially offset by an increase in sales and marketing personnel and personnel-related costs and occupancy costs. Sales and marketing expenses, including non-cash compensation expense for the three months ended March 31, 2002, and the Cisco Systems conversion charge and non-cash compensation expense for the three months ended March 31, 2001, decreased $1.4 million, or 35%, from $3.8 million for the three months ended March 31, 2001 to $2.5 million for the three months ended March 31, 2002. Sales and marketing expenses, including non-cash compensation benefit for the nine months ended March 31, 2002, and the Cisco Systems conversion charge and non-cash compensation expense for the nine months ended March 31, 2001 decreased $13.6 million, or 70%, from $19.5 million for the nine months ended March 31, 2001 to $5.9 million for the nine months ended March 31, 2002.

General and Administrative. General and administrative expenses, excluding non-cash compensation expense, decreased $3.1 million, or 64%, from $4.8 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. The decrease in general and administrative expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $700,000 and $45,000, respectively, and a reduction in our legal fees of $603,000. General and administrative expenses, excluding non-cash compensation expense, decreased $5.5 million, or 50%, from $11.2 million for the nine months ended March 31, 2001 to $5.6 million for the nine months ended March 31, 2002. The decrease in general and administrative expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities of $1.9 million and $88,000, respectively, and a reduction in our legal fees of $918,000. General and administrative expenses, including non-cash compensation expense, decreased $4.0 million, or 59%, from $6.7 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002. General and administrative expenses, including non-cash compensation expense, decreased $16.2 million, or 65%, from $24.8 million for the nine months ended March 31, 2001 to $8.6 million for the nine months ended March 31, 2002.

Non-Cash Compensation Expense.    From July 1, 1998 through March 31, 2002, we recorded an aggregate of $58.6 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense decreased $3.2 million, or 65%, from $5.0 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. Non-cash compensation expense decreased $20.4 million, or 87%, from $23.6 million for the nine months ended March 31, 2001 to $3.2 million for the nine months ended March 31, 2002. The decreases in deferred non-cash compensation were primarily due to the method under which the deferred non-cash compensation is amortized, as set out in FASB Interpretation No. 28, and stock option cancellations.

Restructuring Costs and Other Special Charges.    We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues decreased from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million in the fiscal quarter ended March 31, 2001, to $20.3 million in the fiscal quarter ended June 30, 2001, to $10.0 million in the fiscal quarter ended September 30, 2001 and increased to $10.6 million in the fiscal quarter ended December 31, 2001 and decreased to $9.6 million in the fiscal quarter ended March 31, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to be negative compared to the fiscal year ended June 30, 2001, putting downward pressure on margins and profits. Due to this decline in current business conditions, we began implementing our plan to restructure our business during the quarters ended September 30, 2001 and June 30, 2001 and realigned resources to focus on monitoring costs, preserving cash, accelerating our planned move of manufacturing operations to China and focusing on core opportunities. We recorded restructuring costs and other special charges of $25.6 million classified as operating expenses during the nine months ended March 31, 2002. In addition to the costs related to the restructuring, an excess and obsolete inventory charge of $10.4 million, classified as cost of sales, was recorded during the nine months ended March 31, 2002. The following paragraphs provide detailed information relating to the restructuring costs and other special charges and the excess and obsolete inventory charge, which were recorded during the nine months ended March 31, 2002.

Worldwide workforce reduction

The worldwide workforce reductions started in the fourth quarter of fiscal 2001. During the nine months ended March 31, 2002, we recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the reduction of 2,700 employees. Of the 2,700 employee planned reduction, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of March 31, 2002, approximately 2,254 employees had been terminated. The worldwide workforce reductions will be substantially completed by the third quarter of calendar 2002

Excess fixed assets, facilities and other special charges

We recorded a restructuring charge of $16.6 million relating to excess fixed assets during the nine months ended March 31, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic networking components, subsystems and modules. The excess fixed assets charge represents the charge required to remeasure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of excess fixed assets to be disposed of is $265,000 as of March 31, 2002, and has been included in current assets as assets held for sale on the balance sheet. While the remaining assets with an original book value of $14.1 million removed from operations as of March 31, 2002, are being actively marketed, we expect the period of disposal to be an additional six to nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, we incurred a charge of $4.3 million for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.8 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Restructuring Liabilities at June 30, 2001	Total Charge	Non-cash Charge	Cash Payments	Restructuring Liabilities at March 31, 2002
Workforce reduction	$250	$2,899		$2,134	$1,015
Excess fixed assets		16,635	16,260	375	—
Consolidation of excess facilities and other charges	4,294	6,109		3,961	6,442

	$4,544	$25,643	$16,260	$6,470	7,457

Accrued restructuring, current					3,640

Accrued restructuring, non current					$3,817

Provision for inventory

We recorded a provision for excess and obsolete inventory totaling $10.4 million, which was charged to cost of sales during the nine months ended March 31, 2002. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue and was calculated on an individual part analysis based on the estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products.

Return of property and equipment

As of June 30, 2001, we had accrued in accounts payable $9.0 million associated with the purchase of certain capital equipment from a vendor. In connection with our evaluation of our manufacturing capacity needs, we determined that this new capital equipment was excess based on current anticipated production levels. During the nine months ended March 31, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of this equipment totaling $9.0 million for a settlement fee of $500,000. Accordingly, the reduction in accounts payable and fixed assets is reflected as a non-cash item in the consolidated statement of cash flows.

Interest and Other Income, Net. Interest and other income, net, decreased $1.1 million from $2.8 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. Interest and other income, net, decreased $2.6 million from $7.0 million for the nine months ended March

31, 2001 to $4.4 million for the nine months ended March 31, 2002. The decreases in interest and other income, net, were primarily due to lower yields on our cash investments and interest expense on the convertible note payable to Cisco Systems during the nine months ended March 31, 2001.

Gain (loss) on sale or disposal of assets. Gain on sale or disposal of assets increased $1.5 million from a loss of $801,000 for the three months and nine months ended March 31, 2001 to a gain of $671,000 for the three months and nine months ended March 31, 2002.

Provision for Income Taxes. We have deferred tax assets of $18.0 million as of March 31, 2002 and a corresponding valuation allowance that reduces the gross deferred tax assets to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent the Company does not have a carryback right. Based on the Company’s history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2002, which is zero, and represents the amount that management believes will more likely than not be realizable based on currently available objective evidence.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity securities, which resulted in approximately $319.4 million in aggregate net proceeds, and proceeds from exercise of stock options, our employee stock purchase plan and warrants which totaled approximately $2.8 million through March 31, 2002. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of March 31, 2002, we had cash, cash equivalents and short-term investments of $231.4 million and working capital of $220.8 million.

Our operating activities used cash of $5.5 million in the nine months ended March 31, 2002. Cash used in operating activities was primarily attributable to a net loss incurred during the nine months ended March 31, 2002 of $60.2 million and decreases in accounts payable of $4.6 million and other of $723,000. These amounts were partially offset by decreases in accounts receivable of $11.1 million, inventories of $4.4 million and prepaid expenses of $4.7 million, an increase in accrued liabilities of $747,000, a provision for excess and obsolete inventory of $10.4 million, restructuring costs and other special charges of $15.6 million, depreciation and amortization expense of $9.8 million and non-cash compensation expense of $3.2 million.

Our investing activities used cash of $10.0 million in the nine months ended March 31, 2002 primarily due to the purchases of short-term investments of $70.2 million and property and equipment of $7.4 million partially offset by maturities of short-term investments of $64.9 million and proceeds from sales of assets of $2.6 million. During the remaining three months of fiscal 2002, we expect to use approximately $2.0 million for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $5.3 million in the nine months ended March 31, 2002 primarily due to our repurchase of common stock of $1.9 million, repayment of capital lease obligations of $2.9 million and repayment of borrowings under our line of credit of $2.4 million partially offset by proceeds from the issuance of common stock of $636,000 and borrowings under our line of credit of $1.3 million.

Our principal source of liquidity at March 31, 2002 consisted of $231.4 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

RISK FACTORS

THE COMPANY FACES NUMEROUS RISKS IN CONNECTION WITH THE PROPOSED TRANSACTION WITH AVANEX, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS WHETHER OR NOT THE MERGER IS COMPLETED, AND THE MERGER MAY NOT BE COMPLETED ON A TIMELY BASIS OR AT ALL.

On March 18, 2002, the Company entered into an agreement to combine its business with Avanex. The planned merger could have an adverse effect on the Company’s revenues in the near-term if customers delay, defer, or cancel purchases due to uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. In order to address customer uncertainty, we may incur additional obligations. To the extent a prolonged delay in completing the planned merger creates uncertainty among those persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delay purchase decisions pending resolution of the planned merger, this could have an adverse effect on the Company’s results of operations, and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price. Additionally, speculation regarding the likelihood of the closing of the merger could increase the volatility of the Company’s stock price.

In addition, the market values of the Company’s common stock and Avanex common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of the Company or Avanex, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the exchange ratio between the Company and Avanex shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either the Company’s common stock or Avanex common stock.

Completion of the merger also is subject to numerous risks and uncertainties. The Company and Avanex may be unable to obtain shareholder approvals of the Company, both of which are required to complete the merger.

If the merger is not completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including:

—
the Company would not realize the benefits it expects by being part of a combined company with Avanex, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company;

—
the diversion of management attention from the Company’s day-to-day business and the unavoidable disruption to its employees and its relationships with customers as a result of efforts and uncertainties relating to the Company’s anticipated merger with Avanex may detract from its ability to grow revenues and minimize costs, which, in turn may lead to a loss of market position that the Company could be unable to regain if the merger does not occur;

—	the market price of shares of the Company’s common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed;

—	the Company must pay the costs related to the merger, such as legal, accounting, and financial advisory fees, whether or not the merger is completed;

—	under specified circumstances, the Company may be required to pay Avanex a termination fee of $12 million in connection with the termination of the merger agreement; and

—
the Company may not be able to continue its present level of operations, may need to scale back its business, may have to consider additional reductions in force, may have to consider alternative sources of funding and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

Covenants in the merger agreement may impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of the Company and Avanex, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including execution of a number of post-merger events:

—	integrating the operations and technologies of the two companies;

—	retaining and assimilating the key personnel of each company;

—	retaining existing customers of both companies and attracting additional customers;

—	retaining strategic partners of each company and attracting new strategic partners; and

—	creating uniform standards, controls, procedures, policies and information systems.

In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

—	the potential disruption of the combined company’s ongoing business and distraction of its management;

—	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

—	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

—	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

—	potential unknown liabilities associated with the merger and the combined operations.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate operations, technology and personnel with Avanex, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of Avanex’s common stock. In addition to the costs and expenses previously discussed, following the merger Avanex will be required to make payments to executive officers and key employees under a retention plan adopted in connection with the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes. In general, we can refuse to complete the merger if there is a material adverse change affecting Avanex between the date of signing, March 18, 2002, and the closing. However, certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on us including:

—	changes resulting from the announcement or pendency of the merger;

—	changes in our stock price or trading volume, in and of itself;

—	changes resulting from our failure to meet published revenue or earnings projections, in and of itself;

—	changes resulting from or relating to any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof; or

—	changes affecting the optical networking industry or the economy as a whole.

If adverse changes occur but we must still complete the merger, Avanex’s stock price may suffer. This in turn may reduce the value of the merger to our stockholders.

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $8.4 million, $6.7 million and $45.0 million for the fiscal quarters ended March 31, 2002, December 31, 2001 and September 30, 2001, respectively, and $80.4 million, $24.9 million and $3.5 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. We have not achieved profitability on a quarterly basis. As of March 31, 2002, we had an accumulated deficit of $173.0 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers together accounted for 58.5% and 55.1% of our revenues in the three months and nine months ended March 31, 2002, respectively. Siemens, Marubun Corporation and Agere each accounted for revenues greater than 10% for the three months ended March 31, 2002. Siemens, Marubun Corporation and Lucent Technologies, each accounted for revenues greater than 10% for the nine months ended March 31, 2002. We expect that we will continue to depend upon a small number of customers, although most likely not the same customers, for a substantial portion of our revenues.

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

We did not commence sales of our products until late 1996 and only recently began selling our products in large volume. As a result, it is difficult to forecast our revenues accurately. You should not rely on our results for one quarter or past quarters as any indication of our future performance. Quarterly variations in our operations have resulted in significant volatility in our stock price and the market price for our common stock might fall. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. Our operating results may be below the expectations of securities analysts or investors in future quarters. If this occurs, the price of our common stock is likely to decrease.

The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

—	economic downturn of the fiber optic industry;

—	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

—	fluctuations in demand for, and sales of, our products;

—	cancellations of orders and shipment rescheduling;

—	the availability of raw materials used in our products and increases in the price of these raw materials;

—	the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality we require;

—	our ability to achieve acceptable production yields;

—	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

—	the mix of products and the average selling prices of the products we sell;

—	competitive factors, including introductions of new products and product enhancements by competitors, entry of new competitors into the optical networking components market and pricing pressures;

—	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

—	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful.

BECAUSE A HIGH PERCENTAGE OF OUR EXPENSES IS FIXED IN THE SHORT TERM, OUR OPERATING RESULTS ARE LIKELY TO BE HARMED IF WE EXPERIENCE FURTHER DELAYS IN GENERATING AND RECOGNIZING REVENUES.

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the five quarters ended March 31, 2002, we experienced such delays. In the third and fourth quarter of fiscal 2001 and the first, second and third quarter of fiscal 2002, our loss from operations was $25.2 million, $29.4 million, $45.0 million, $6.7 million and $8.4 million, respectively.

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

We manufacture all of our products in our facilities in San Jose, California and Shanghai and Zhuhai, China and have moved substantially all of our manufacturing capacity to our Zhuhai facility. Our facilities in Beijing and Chengdu are closed. Our facility at Fuzhou is idle and will be closed in accordance with our restructuring plans. We must still devote significant resources to the transition of our manufacturing capacity to China, and such transition will be expensive, will require management’s time and may disrupt our operations. Risks associated with the recent move of our manufacturing capacity include:

-	a lack of availability of qualified management and manufacturing personnel;

-	difficulties in achieving adequate yields from new manufacturing lines;

-	inability to quickly implement an adequate set of controls to track levels of inventory; and

-	our inability to procure the necessary raw materials and equipment.

Communications equipment suppliers typically require that their vendors commit to provide specified quantities of products over a given period of time. We could be unable to pursue many large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, in the nine months ended March 31, 2002 and the fiscal year ended June 30, 2001, we recorded a $10.4 million and a $30.6 million, respectively, provision for excess and obsolete inventory due to the downturn in the fiber optics industry, and our gross margin, excluding non-cash compensation expense, decreased to 3.7% and (38.1)% for the three months and nine months ended March 31, 2002 from 8.3% for the fiscal year ended June 30, 2001.

If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers.

If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through the nine months ended March 31, 2002 and the fiscal year ended June 30, 2001.

We have recently implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China occurred in December 2001. Failure to effectively complete the transition to this new system in China could harm our results and increase the risk that we may fail to effectively manage our inventory.

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

Our failure to obtain single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, are obtained from Nippon Sheet Glass, the sole supplier worldwide of GRIN lenses. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business.

We also depend on a limited number of manufacturers and vendors that make and sell the complex equipment we use in our manufacturing process. In periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. Delays in the delivery of this equipment or increases in the cost of this equipment could harm our operating results.

WE COMPETE IN A HIGHLY COMPETITIVE INDUSTRY, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE, WHICH WOULD HARM OUR OPERATING RESULTS.

The fiber optic components industry is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems and modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Corning, DiCon Fiberoptics, Furukawa Electrical, New Focus, Nortel, Sumitomo, Tyco Electronics and JDS Uniphase. We believe that we primarily compete with diversified suppliers, such as Corning, JDS Uniphase and Nortel, for the majority of our product line and to a lesser extent with niche players that offer more limited product lines. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local government may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. China’s economy differs from the economies of many countries in terms of structure, government involvement, degree of enforcement of laws and regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

In addition, events out of our control in China, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There currently is political tension between the United States and China, which could lead to a breakdown in trade relations. There is also significant tension between China and Taiwan, which could result in hostilities. Additionally, China has stepped up its condemnation of the United States’ pledge of military support to Taiwan, which could lead to potential political, economic or military instability. If such instability or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

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

CURRENCY RESTRICTIONS IN CHINA MAY LIMIT THE ABILITY OF OUR SUBSIDIARIES IN CHINA TO OBTAIN AND REMIT FOREIGN CURRENCY NECESSARY FOR THE THE PURCHASE OF IMPORTED COMPONENTS AND MAY LIMIT OUR ABILITY TO OBTAIN AND REMIT FOREIGN CURRENCY IN EXCHANGE FOR RENMINBI EARNINGS.

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our China subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system sufficient foreign currency is presently available for our China subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

Our business could be negatively impacted if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by the our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as our subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency for remittance out of China. This system could be changed at any time by executive decision of the State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions.

Moreover, even though the Renminbi is intended to be freely convertible on current accounts, the State Administration of Foreign Exchange, which is responsible for administering China’s foreign currency market, has a significant degree of administrative discretion in interpreting and implementing foreign exchange control regulations. From time to time, the State Administration of Foreign Exchange has used this discretion in ways that effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not always be available in the future at a given exchange rate to satisfy our currency demands.

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. If our China subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. Our tax holiday expired December 31, 2001, and we are in the first year of a 50% reduction in the national income tax rate. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%.

One of our subsidiaries in China has been accredited as a technologically advanced enterprise and three others are applying for such accreditation, which may or may not be granted to them. As a technologically advanced enterprise, the tax holiday applicable to Zhuhai Oplink will expire at the end of 2007. At the time such tax holiday expires, the tax rate will increase from 10% to 15% in respect of Zhuhai Oplink. If, after the expiration of the respective tax holidays, our China subsidiaries export at least 70% (by value) of their annual production, they will be entitled to a 50% reduction in their tax rate, but not below a tax rate of 10% in each year in which they achieve such export ratio. If our China subsidiaries are unable to extend their respective tax holidays by qualifying as export oriented enterprises or becoming accredited as technologically advanced enterprises, our financial condition and results of operations may be adversely impacted.

Additionally, the Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, we will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months and nine months ended March 31, 2002 and fiscal years ended June 30, 2001 and 2000. These products include, among others, dense wavelength division multiplexers, or DWDMs and multiplexers, used primarily in optical amplification and amplification components. These products accounted for 55%, 66%, 57% and 81% of our revenues in the three months and nine months ended March 31, 2002 and fiscal years ended June 30, 2001 and 2000, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected manufacturing yields could delay product shipments and harm our operating results. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, quality of workmanship and our manufacturing processes in China. Our or our suppliers’ inadvertent use of defective materials could significantly reduce our manufacturing yields.

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

OUR PRODUCTS MAY HAVE DEFECTS THAT ARE NOT DETECTED UNTIL FULL DEPLOYMENT OF A CUSTOMER’S EQUIPMENT, WHICH COULD RESULT IN A LOSS OF CUSTOMERS, DAMAGE TO OUR REPUTATION AND SUBSTANTIAL COSTS.

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

As of May 13, 2002, we currently hold twenty-seven completed patents, seven allowed patents awaiting completion and thirty-four pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. In addition, we may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT’S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

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

In June 2000, Chorum Technologies, LP filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit against Chorum in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products.

In October 2001, we reached an agreement with Chorum LP and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. We cannot assure you that Chorum or

Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

In the past we have been involved in lawsuits as a result of alleged infringement of others’ intellectual property. Both prosecuting or defending such lawsuits in the future will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with any intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

In November 2001, the Company and certain of its officers and directors, as well as certain of the underwriters, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1900s.

On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. This action will likely divert the efforts and attention of our management and, if determined adversely to the Company, could have a material impact on our business.

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

We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the third quarter and fourth quarter of fiscal 2001 and the first quarter, second quarter and third quarter of fiscal 2002, revenues decreased 16.7%, 43.8%, 50.6%, increased 6.1% and decreased 10.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for products to be supplied on a short-term basis, our results of operations could be harmed. For example, during the third quarter and fourth quarter of fiscal 2001 and the first quarter, second quarter and third quarter of fiscal 2002, our customers both delayed and cancelled some orders in backlog resulting in a 16.7%, 43.8% and 50.6% decrease in revenues, a 6.1% increase in revenues and a 10.7% decrease in revenues, respectively, from the immediately preceding quarter.

OUR LENGTHY AND VARIABLE QUALIFICATION AND SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY HARM OUR OPERATING RESULTS.

While our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing, research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. Even after this evaluation process, it is possible that a potential customer will not purchase our products.

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

Our future success depends upon the continued services of our executive officers and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and these personnel may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs.

Our future success depends upon the continued services of our executive officers, particularly:

-	Mr. Frederick R. Fromm, our Chief Executive Officer and President, who joined us in July 2000,

-	Mr. Bruce D. Horn, our Chief Financial Officer, who joined us in April 2000,

-	Mr. Kenneth W. Brizel, our Senior Vice President of Strategy and Business Development, who joined us in October 2000,

-	Mr. Yanfeng Yang, our Vice President of Global Manufacturing/Operations, who assumed his position in September 2001, and

-	Mr. Christian A. Lepiane, our Vice President of Worldwide Sales, and Ms. Zeynep Hakimoglu, our Vice President of Product Line Management, both of whom joined us in November 2001.

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

BECAUSE SOME OF OUR THIRD-PARTY SALES REPRESENTATIVES AND DISTRIBUTORS CARRY PRODUCTS OF ONE OR MORE OF OUR COMPETITORS, THEY MAY NOT RECOMMEND OUR PRODUCTS OVER COMPETITORS’ PRODUCTS.

A majority of our revenues are derived from sales through our domestic and international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and generally are compensated on a commission basis. We are currently migrating some of our larger customers to direct sales and are increasing our direct sales and marketing staff. We expect that we will continue to rely on our independent sales representatives and distributors to market, sell and support many of our products for a substantial portion of our revenues. Some of our third-party sales representatives and distributors carry products of one or more of our competitors. As a result, these sales representatives and distributors may not recommend our products over competitors’ products.

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

The optical components industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

-	additional operating expenses without additional revenues;

-	potential dilutive issuances of equity securities;

-	the incurrence of debt and contingent liabilities;

-	amortization of intangibles;

-	research and development write-offs; and

-	other acquisition-related expenses.

Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations, and we may not receive the intended benefits of any future acquisition or joint venture.

RISKS RELATED TO OUR COMMON STOCK

IF WE WERE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED.

If our stock price falls below one dollar for thirty consecutive business days and we are unable to cure such deficiency, we may be subject to delisting from the Nasdaq National Market. Delisting from the Nasdaq National Market would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. During the three months and nine months ended March 31, 2002, the closing price of our common stock on the Nasdaq National Market ranged from $1.51 to $2.95 and from $0.63 to $3.44, respectively.

In response to the extraordinary market conditions following the events of September 11, 2001, The Nasdaq Stock Market, Inc. implemented a moratorium on the Nasdaq National Market listing requirements, including the minimum bid price requirement. This moratorium ended on January 2, 2002 and the listing requirements were reinstated. Additionally, many companies that face delisting as a result of bid prices below the Nasdaq’s maintenance standards seek to maintain their listings by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained share price increase. We will evaluate this option as well as others if our stock price falls below one dollar in the future.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low of $0.60 during the period from October 3, 2000, the date of our initial public offering to March 31, 2002. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

On March 18, 2002, our board of directors adopted a share purchase rights plan, which has certain additional anti-takeover effects. Specifically, the terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock. These rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

In addition, the Agreement and Plan or Reorganization signed with Avanex on March 18, 2002 contains certain provisions prohibiting us from seeking a competing acquisition transaction. For a more detailed discussion of such provisions, see the No Solicitation section of the registration statement filed on Form S–4 as filed with the SEC on April 9, 2002.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own in the aggregate, as of April 1, 2002, approximately 29.1% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying or preventing a change in control of us, which may be favored by our other stockholders.

It em 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 31, 2002, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper. Declines in interest rates could have a material impact on interest earnings for our investment portfolio.

Foreign Currency Exchange Rate Exposure. We operate in the United States, manufacture in China, and substantially all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

We expect our international revenues and expenses to be denominated predominately in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. Our China operations will expand in the future and account for a larger portion of our worldwide manufacturing. We anticipate that we will experience the risks of fluctuating currencies due to this expansion and may choose to engage in currency hedging activities to reduce these risks. The following table summarizes our current investment securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2002	2002	2001	2001
	In thousands	Annualized	In thousands	Annualized
Investment Securities:
Cash equivalents—variable rate	$147,487	2.1%	$116,495	3.6%
Cash equivalents—fixed rate	69,833	1.8%	111,709	3.8%
Short-term investments—fixed rate	5,700	1.9%	—	—

Total	$223,020		$228,204

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, the Company, Joseph Y. Liu, Bruce Horn, Ian Jenks, and Robertson Stephens Inc., were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01–CV–9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1900s.

On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Lawsuits on April 19, 2002. However, Judge Scheindlin does not expect any of the defendants to file motions to dismiss the amended, consolidated complaints until at least summer of 2002. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

There has been a complaint filed on September 20, 2001, in Superior Court of California, County of Santa Clara by former employees against the Company claiming sex discrimination, wrongful termination in breach of public policy, discrimination based on pregnancy, and intentional infliction of emotional distress by the Company with respect to the termination of their employment. In a letter to Cooley Godward LLP dated April 2, 2002, plaintiffs’ counsel submitted a settlement demand of $1,000,000 for each plaintiff. The Company denies the allegations, and is vigorously defending against the claim.

We may be involved in intellectual property disputes in the future, which will divert management’s attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology. Participants in the communications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors and academic institutions. We have no means of knowing that a patent application has been filed in the United States until the patent is issued.

Ite m 2.    Changes in Securities and Use of Proceeds

(a)
On March 18, 2002, the board of directors of Oplink approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of Oplink. The dividend was paid on April 3, 2002 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $16.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink’s Common Stock (a “15% holder”) or 10 days business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a 15% holder.

If a person or group becomes a 15% holder, then each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Common Stock having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder Oplink is involved in certain business combination transactions, each Right (other than Rights which have previously been voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, after a person or group becomes a 15% holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Common Stock. The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of March 18, 2002 entered into between Oplink and The Bank of New York, as rights agent (the “Rights Agent”). The Rights Agreement provides that Avanex Corporation and its affiliates and associates will not trigger any of the provisions of the Rights Agreement as a result of the execution or consummation of the Agreement and Plan of Reorganization among Oplink, Avanex Corporation and Pearl Acquisition Corp. dated March 18, 2002 and the transactions contemplated thereby.

(b)	Not applicable

(c)	Not applicable

(d)
On October 3, 2000, the SEC declared effective the Company’s Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, the Company completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. The Company incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

As of March 31, 2002, we had $231.4 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, the Company has approved a program to repurchase up to an aggregate of $21.2 million of its Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of March 31, 2002, there were repurchases of $1.9 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

02.7	Amendment to Promissory Notes by and between Oplink and Joseph Y. Liu dated March 18, 2002.

02.8	Amendment to Promissory Note by and between Oplink and Frederick R. Fromm dated March 18, 2002.

02.9	(1) Agreement and Plan of Reorganization, dated March 18, 2002 among Avanex Corporation, Pearl Acquisition Corp., and Oplink Communications, Inc.

02.10	(1) Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.

(1)	Previously filed in the Registrant’s report on Form 8-K on March 22, 2002.

(b)  Reports on Form 8-K

We filed a report on Form 8-K on March 22, 2002, reporting the Agreement and Plan of Reorganization dated as of March 18, 2002, among Avanex Corporation, Pearl Acquisition Corp., and Oplink Communications, Inc., and reporting the approval and adoption by the board of directors of the Company of the Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)

By:	/s/ BRUCE D. HORN
Bruce D. Horn Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:  May 15, 2002