Form 10-K
period 2002-06-30
OPLINK COMMUNICATIONS INC
filed 2002-09-30
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31581

OPLINK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 77-0411346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3469 North First Street, San Jose, CA 95134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 433-0606

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X          No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 19, 2002, was approximately $63,962,887 based upon the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market for the last trading date prior to that date. Excludes an aggregate of 61,245,803 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

        As of September 19, 2002, approximately 164,411,750 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

        Documents Incorporated by Reference:
        The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 30, 2002.

OPLINK COMMUNICATIONS, INC.
Form 10-K
June 30, 2002

Part I

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, “estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business

Overview

We design, manufacture and market fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. We offer a broad line of products that increase the performance of optical networks and enable service providers and optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We market our products worldwide to telecommunications equipment providers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce fiber optic subsystems, integrated modules, and components for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and monitoring and conditioning applications.

Through internal research and development we have developed over 120 standard products that are sold or integrated into custom solutions. We provide customers with high quality optical subsystems, integrated modules, and components that are used for bandwidth creation and management applied to all segments of the fiber optic network infrastructure including access, metro, and long haul.

We build these elements to the exacting requirements of the world’s leading optical networking equipment companies, and we work closely with customers during the product design and development cycle. This provides us with the ability to respond to the volume production requirements of our customers when their systems are ready for commercial deployment. We support customers’ volume, quality, and time-to-market requirements.

By combining in-house technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems, integrated modules and component solutions to meet the specific design needs of customers. Our U.S. headquarters are third-party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia (Bellcore) compliance standards. Our manufacturing operations in Zhuhai and Shanghai, China are third-party certified to the ISO 9000:2001 standard.

We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996.

Our top ten customers together, although not the same ten customers, accounted for 73% and 83% of our revenues in the fiscal years ended June 30, 2002 and 2001, respectively. Siemens AG and Marubun Corporation each accounted for revenues greater than 10% for the fiscal year ended June 30, 2002, and Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001. Lucent Technologies, Inc., Sycamore Networks, Inc., JDS Uniphase and Agere Systems Inc., each accounted for revenues greater than 10% for the fiscal year ended June 30, 2000. See Note 2 “Concentration of Credit Risk,” of Notes to Consolidated Financial Statements.

Products and Technologies

We provide a broad line of fiber optic subsystems, integrated modules and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, of bandwidth creation and bandwidth management. Some of our products have attributes that combine both of these functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network.

Bandwidth Creation Products

Communications equipment suppliers use our bandwidth creation products to expand the capacity and/ or extend the coverage of their customers’ networks. Other bandwidth creation products enable optical signals to travel along more complex network architectures such as mesh networks and metro networks, or, enable optical signals to travel greater distances over traditional long haul networks.

Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

-
Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters, arrayed wave guides (AWGs), and Athermal Fiber Bragg Gratings and circulators. Our solutions are available in a variety of channel spacings.

-
Coarse Wavelength Division Multiplexers. A CWDM is a solution for a cost-effective bandwidth creation in the access, CATV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end.

-
Band Wavelength Division Multiplexers. BWDM products help manage multiple ITU channels within Mux/Demux or Optical Add/Drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

-
DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber along traditional long haul networks. In emerging access or metro networks, optical signals lose power at add drop nodes, those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers (“EDFAs”) or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both the EDFA and Raman amplification products including EDFA fiber amplifiers and the components used in EDFA and Raman amplifier designs.

-
Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of fiber and fiber optic components used in fiber optic amplifiers to boost the amplitude of an incoming optical signal.

-	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ Gain Blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

-
WDM Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that provide power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

-
Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

-	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

-
Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

-
Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

-
Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source. Reflected light can interfere with a laser’s process and create noise, which can impair system performance in optical networks.

-
Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes and have very low insertion loss, or the power loss incurred when adding additional components to a fiber cable.

Bandwidth Management Products

Communications equipment suppliers use our bandwidth management products to add intelligence to their systems, which allows communications service providers to monitor the performance, control the direction, and condition the amplitude of light signals throughout the optical network.

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

-
Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channel that is used in monitoring the network performance.

-
Integrated WDM Monitor Arrays. Our integrated WDM monitor arrays convert optical signals into electrical signals for network selective wavelength power monitoring. This module combines multiple network performance monitoring functions in a single module and integrates WDM filters and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not wavelengths are being transmitted properly through the network.

-
Integrated Tap Monitor Arrays. Our integrated tap monitor arrays convert optical signals into electrical signals for network signal power monitoring. This module integrates a tap coupler, a device that splits the light power; and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not optical signals are being transmitted properly through the network.

-
Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches, electronics, firmware, software and third-party photo detectors. These subsystems integrate network switching protection functions and monitor optical signal quality such as optical power in response to unexpected disruption in the optical network. They provide redundant path protection with fast routing and switching with network fault management and diagnostic capability.

Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations.

-	Switches. Optical switches are devices that can direct optical signals to different end destinations.

-
Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

-
Reconfigurable OADMs. Reconfigurable OADMs combine OADM functionality, optical switching and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

-
Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications and used in DWDM fiber grating based wavelength expansion products.

Wavelength Conditioning Products. For reliable fiber optic communication systems, the light signal intensity needs to be controlled. For example, excess input power can overload the receivers and an optical attenuator is used to reduce the input signal to the level required by the receiver. Wavelength conditioning products are used in optical networks along with DWDM multiplexers and demultiplexers, optical amplifiers, and re-configurable optical add drop multiplexers to provide the power control functions.

-
Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have equal power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

-
Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then multiplex these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.

Customers

We sell our products worldwide to communications equipment suppliers. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2002, we sold our products to over 150 companies worldwide.

During the fiscal year ended June 30, 2002, sales to our top ten customers accounted for 73% of our revenues. We expect that the majority of our revenues will continue to depend on sales to a relatively small set of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete.

Backlog

We define backlog to include orders for which we expect to recognize revenues within the succeeding twelve months. Historically, through early calendar 2001, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. However, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Backlog has significantly declined and as of June 30, 2002, we do not believe that backlog is a reliable indicator of our future revenues for the next year. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, our backlog, as of any particular date, may not be representative of actual sales for any succeeding period.

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels, including five domestic and twelve international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2002, we employed 34 people in sales, marketing and customer service and support in the U.S. and 14 people in sales and marketing in our Zhuhai and Shanghai, China facilities, who manage key customer accounts and support our direct sales force, sales representatives and distributors. Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.

Product Development

As of September 20, 2002, we had 80 engineers, 38 of whom hold Ph.D. degrees, involved in research and development of our products. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems. To date, we have been granted 32 issued patents, have 4 allowed applications awaiting issuance and have 35 patent applications pending with, the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners.

Our primary product development center is located in San Jose, California. Our research and development expense, excluding non-cash compensation expense, was $13.9 million, $17.7 million and $3.7 million for the fiscal years ended June 30, 2002, 2001 and 2000. We spend a substantial proportion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems, integrated modules and components and to develop new technologies and products to serve the current and next-generation communication markets.

Manufacturing

We currently manufacture substantially all of our subsystems, integrated modules and components at our manufacturing facilities in China. We maintain a pilot line at our headquarters in San Jose, California. During the fiscal year ended June 30, 2002, we substantially completed the transfer of manufacturing processes and assembly operations to our facility in Zhuhai, China.

Our facility in Zhuhai maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs.

In China, we lease a total of approximately 182,000 square feet in two facilities located in Shanghai and Zhuhai. Our Shanghai facility totals approximately 45,000 square feet and is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005. Our Zhuhai facility totals approximately 137,000 square feet, with the manufacturing space totaling approximately 117,000 square feet and 20,000 square feet of dormitory space. The lease for this facility expires in March 2005. Additionally, we own facilities in the Zhuhai Free Trade Zone totaling approximately 575,000 square feet. In accordance with our restructuring plans announced on July 2, 2001, the Beijing, Chengdu and Fuzhou facilities were closed. We will attempt to lease the facilities that are in excess of our current requirements in the Zhuhai Free Trade Zone to third parties.

A number of critical raw materials used in manufacturing our products are acquired from single or limited source suppliers. The inability to obtain sufficient quantities of those materials may result in delays, increased costs and reductions in our product shipments.

We are subject to various federal, state and local laws and regulations relating to the storage, use, discharge and disposal of toxic or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. To date, such laws and regulations have not materially affected our capital expenditures, earnings and competitive position. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future.

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. This system is based on the international standard ISO 9001. Our U.S. headquarters have been third-party certified to the ISO 9001-1994 standard in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai and Shanghai, China are both third-party certified to the ISO 9001-2000 standard.

Competition

The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

-	selling price;

-	the breadth of our product line;

-	availability, performance and reliability of our products;

-	our ability to participate in the growth of emerging technologies;

-	the ability to win designs through prototyping;

-	the compatibility of our products with existing communications networks;

-	the quality of our manufacturing processes; and

-	manufacturing capacity and capability.

We believe that our principal competitors are the major manufacturers of optical subsystems, integrated modules and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic subsystems, integrated modules and components market include Avanex Corporation, Corning Incorporated, DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line.

Many of these companies have substantially greater financial, engineering and manufacturing resources as well as greater name recognition and stronger customer relationships. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has increased, and will likely continue to increase competition.

Intellectual Property

To date, we hold 32 issued patents, have 4 allowed applications awaiting issuance and 35 pending patent applications in the United States covering various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. None of our patents will expire for at least a decade. While we rely on patent, copyright, trade secret and trademark law and restrictions on disclosure to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

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

Substantial litigation regarding intellectual property rights exists in the optical communications industry. We expect that fiber optic subsystems, integrated modules and components may be increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors in the optical communications industry have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. In June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optic interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, the Company filed a lawsuit in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products. In October 2001, we reached an agreement with Chorum LP and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. We cannot assure you that

Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other. We cannot make any assurances that other third parties will not claim infringement by us with respect to our technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could seriously harm our financial condition.

Employees

As of June 30, 2002, we had 237 full-time employees located in the United States and 1,174 full-time employees located in China. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. As of August 31, 2002, we had 183 and 909 full-time employees located in the United States and China, respectively, and we continue to downsize in accordance with our restructuring plan.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers as of September 10, 2002:

Name	Age	Position
Frederick R. Fromm	53	Chief Executive Officer, President and Director
Bruce D. Horn	51	Chief Financial Officer and Treasurer
Zeynep Hakimoglu	49	Vice President, Product Line Management
Christian A. Lepiane	43	Vice President, Worldwide Sales
Weiming Li	49	Vice President and General Manager, Zhuhai Oplink
Weizhong Li	42	Chief Technology Officer
Jingyu Xu	60	Senior Vice President, Engineering
Yanfeng Yang	39	Vice President, Global Manufacturing/Operations
Herbert Chang(1)(2)	40	Chairman of the Board of Directors
Chieh Chang(2)(3)	50	Director
Allen Hsu(2)	49	Director
Jesse W. Jack(1)(3)	66	Director
Leonard J. LeBlanc(3)	61	Director
Joseph Y. Liu	51	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

Frederick R. Fromm has served as the Company’s chief executive officer, president and a member of its Board of Directors since the November 2001 Annual Meeting of the Stockholders. Previously Mr. Fromm was President since July 2000. From 1998 to 2000, Mr. Fromm was President and Chief Executive Officer of Siemens Information and Communications Networks, Inc., a telecommunications company. From 1996 to 1998, Mr. Fromm was President and Chief Executive Officer of Siemens Telecom Networks, Inc., a telecommunications company. From 1995 to 1996, Mr. Fromm was President and Chief Executive Officer of Siemens Stromberg-Carlson, Inc., a telecommunications company. Prior to joining Siemens, Mr. Fromm worked as a system designer for AT&T Bell Laboratories (now Lucent Technologies), a communications company. Mr. Fromm is a director of P-Com Corporation, a telecommunications equipment company. Mr. Fromm also serves on the board of a privately-held company. Mr. Fromm received his B.S. in Applied Science and Engineering and his M.S. in Electrical Engineering from the University of Wisconsin and his M.B.A. from Florida Atlantic University.

Bruce D. Horn has served as our Chief Financial Officer and Treasurer since April 2000. Prior to joining Oplink, Mr. Horn was a consultant at The Brenner Group, a consulting firm, from February 2000 to April 2000. From January 1993 to February 2000, Mr. Horn was the Vice President of Finance and Chief Financial Officer, and from March 1991 to January 1993 he was Director of Finance and Chief Financial Officer, of Larscom Incorporated, a telecommunications company. Mr. Horn received his B.A. in Accounting from the University of Northern Iowa, and his M.B.A. in Finance from California State University at Hayward.

Zeynep Hakimoglu has served as our Vice President of Product Line Management since November 2001. Prior to joining Oplink, Ms. Hakimoglu was president of OZ Optics USA and Executive Vice President, Business Development, of OZ Optics Limited, a fiber optics company, from August 2000 to September 2001. From August 1999 to August 2000, Ms. Hakimoglu was Deputy General Manager for the Kaifa Technology Business Unit of E-TEK Dynamics, Inc. until it was acquired by JDS Uniphase. While at E-TEK, she also was Director for the CATV Sales Group. From October 1998 to August 1999, she served as Kaifa’s Vice President for Business Development. From June 1997 to October 1998, she was Director, Sales Development with DiCon Fiberoptics, a fiber optics company. Prior to DiCon, Ms. Hakimoglu served as Vice President for the Microwave Radio Products Business Unit for Aydin Corporation, a telecommunications equipment company. Ms. Hakimoglu has a B.S. degree in Physics from California State University, Sonoma and an M.S. degree in Physics from Drexel University.

Christian A. Lepiane has served as our Vice President of Worldwide Sales since November 2001. Prior to joining Oplink Mr. Lepiane was with OMM, Inc., a supplier of photonic switching subsystems, from February 2000 to November 2001. Prior to OMM, Mr. Lepiane spent 17 years in sales for AT&T and Lucent Technologies, telecommunications companies, including positions as Global Sales Director for Lucent’s Microelectronics Group, from January 1996 to February 2000. Mr. Lepiane received his B.S. from the University of Pittsburgh and received his M.B.A. from the University of California at Irvine.

Weiming Li has served as our Vice President and General Manager of Zhuhai Oplink Communications, Inc. since April 1999. Prior to joining Oplink, Mr. Li was Deputy General Manager of SMC-Kaifa Optic Communications, Inc., a manufacturer of fiber optic components, from August 1997 to April 1999. From 1994 to 1997, he was the Vice President and Chief Engineer of the Sichuan Provincial Government Machinery Institute, a government research and development institute. Mr. Li received his M.S. in Mechanical Engineering from California State University, San Jose.

Weizhong Li has served as our Chief Technology Officer since December 1997. In addition, Mr. Li has responsibility for Strategic Business Development as of June 2002. Prior to joining Oplink, from May 1995 to December 1997, Mr. Li held technical positions with various companies in the fiber optical field, including Synchronous Communication, Inc., a communications equipment manufacturing company, Kaifa Technology, Inc., a fiber optics company, MP Inc., a fiber optics company, and E-TEK Dynamics, Inc, a fiber optics company. Mr. Li received his B.S. and M.S. degrees in Electrical Engineering from Beijing Institute of Technology, China. Mr. Li was the inventor for twelve approved patents and has filed thirteen patents that are pending in the U.S. Patent and Trademark Office. He is also the author of nine technical papers in the fiber optic and microwave communications fields.

Jingyu Xu has served as our Senior Vice President of Engineering since November 1999. Prior to joining Oplink, Mr. Xu was the Director of Component Technology of Chorum Technologies, Inc., a fiber optics company, from February 1998 to November 1999. From February 1990 to February 1998, Mr. Xu held various research and development and engineering positions at E-TEK Dynamics, Inc., including the positions of Director of Engineering Research and Development. Mr. Xu received his B.S. from Fudan University, China and his M.S. from Shanghai Jiaotung University, in China.

Yanfeng Yang has served as our Vice President of Global Manufacturing/Operations since September 2001 and from January 1999 to September 2001, he served in various positions, including R&D Manager and Senior Director of United States Operation for the Company. From March 1993 to January 1999, Mr. Yang was the Director of the Research Institute of Optoelectronics at China Daheng Corporation, a photonics high technology company of the Chinese Academy of Sciences. Mr. Yang received his B.S., M.S. and Ph.D. in Optical Engineering from Beijing Institute of Technology, China.

Herbert Chang has been a member of our Board of Directors since August 1996 and became the chairman of the board in August 2002. Since April 1996, Mr. Chang has been President of InveStar Capital, Inc., a technology venture capital management firm based in Taiwan. From 1994 to 1996, Mr. Chang was Senior Vice President at WK Technology Fund, a venture capital fund. Mr. Chang serves on the board of directors of Marvell Technology Group Ltd., a manufacturer of integrated circuits for communications-related markets, and Vialta, Inc., a home entertainment and communications products company. Mr. Chang received his B.S. from National Taiwan University and his M.B.A. from National Chiao-Tung University in Taiwan.

Chieh Chang has been a member of our Board of Directors since September 1995. Since February 2000, Mr. Chang has served as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from UCLA.

Allen Hsu has been a member of our Board of Directors since September 2002. Since May 1998, Mr. Hsu has served as Chairman of Paclink Management Corporation, a venture capital management firm. Since 1990, Mr. Hsu has been a Deputy Managing Director of Yulon Group, an industrial conglomerate based in Taiwan. Mr. Hsu serves on the boards of directors of Taiwan Mask Corporation, Altek Corporation, Myson-Century Inc., Programmable Microelectronics (Taiwan) Corporation, Antek Semiconductors Corporation and Anachip Corporation. Mr. Hsu received his B.S. in Management Science from National Chiao-Tung University and an M.B.A. from National Cheng-Chi University.

Jesse W. Jack has been a member of our Board of Directors since July 2002. Since 1994, Mr. Jack has been a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Jack served on the board of directors of The Parkinson’s Institute from 1988 through 2000. Mr. Jack received his B.S. from California State University, San Jose and his LL.B. from Hastings College of Law.

Leonard J. LeBlanc has been a member of our Board of Directors since July 2000. Since August 2000, Mr. LeBlanc has been on the Board of Directors of eBest Inc. and since February 2001 has been Vice President of Corporate Development and Acting Chief Financial Officer of eBest Inc., a private software company providing collaborative business management solutions. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his masters degree in finance from George Washington University.

Joseph Y. Liu is one of our founders and served as a board member since August 2002. Previously, Mr. Liu was our Chief Executive Officer from September 1999 to November 2001. Mr. Liu was our Chairman of the Board of Directors from November 2001 to August 2002 and since our inception in 1995 through May 2000. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu also serves as a director of several privately held companies involved in semiconductor integrated circuit design and manufacturing. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

RISK FACTORS

In addition to the risks discussed in “Business” or “Management’s Discussion of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $68.4 million, $80.4 million and $24.9 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We have not achieved profitability on a quarterly basis. As of June 30, 2002, we had an accumulated deficit of $181.2 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers together, although not the same ten customers, accounted for 73% and 83% of our revenues in the fiscal years ended June 30, 2002 and 2001, respectively. Siemens AG and Marubun Corporation each accounted for revenues greater than 10% for the fiscal year ended June 30, 2002, and Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001. Lucent Technologies, Inc., Sycamore Networks, Inc., JDS Uniphase and Agere Systems Inc., each accounted for revenues greater than 10% for the fiscal year ended June 30, 2000. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. For example, we may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers are experiencing a downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic subsystems, integrated modules and components industry and our target markets continue to consolidate.

BECAUSE WE DID NOT COMMENCE SALES OF OUR PRODUCTS UNTIL LATE 1996 AND ONLY RECENTLY BEGAN SELLING OUR PRODUCTS IN VOLUME, WE MAY BE UNABLE TO ACCURATELY FORECAST OUR REVENUES, AND OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

We did not commence sales of our products until late 1996 and only recently began selling our products in volume. As a result, it is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	cancellations of orders and shipment rescheduling;

-	our ability to successfully improve our manufacturing capability in our facilities in China;

-	the availability of raw materials used in our products and increases in the price of these raw materials;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality we require;

-	our ability to achieve acceptable production yields in China;

-	the practice of communications equipment suppliers to sporadically place large orders with short lead times;

-	the mix of products and the average selling prices of the products we sell;

-
competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optics subsystems, integrated modules and components market and pricing pressures;

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

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the six quarters ended June 30, 2002, we experienced such delays. In the third and fourth quarter of fiscal 2001 and the first, second, third and fourth quarters of fiscal 2002, our loss from operations was $25.2 million, $29.4 million, $45.0 million, $6.7 million, $8.4 million and $8.2 million, respectively.

As we make investments to improve our manufacturing processes in China, we will incur expenses in one quarter that may not result in off-setting benefits until a subsequent quarter.

New product development and introduction can also result in a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new product is introduced and commercially accepted. If growth in our revenues does not exceed the increase in our expenses, our results of operations will be harmed.

IF WE FAIL TO EFFECTIVELY MONITOR OUR MANUFACTURING CAPABILITY, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

As a result of closure of other facilities, we manufacture substantially all of our products in our facilities in Zhuhai, China. We must devote significant resources to improve our manufacturing capability in China, and our planned improvement of manufacturing will be expensive, will require management’s time and may disrupt our operations. Additionally, in accordance with our restructuring plans, the Beijing, Chengdu and Fuzhou facilities were closed. Additional risks associated with improving our manufacturing processes and capability in China include:

-	a lack of availability of qualified management and manufacturing personnel;

-	difficulties in achieving adequate yields from new manufacturing lines;

-	inability to quickly implement an adequate set of financial controls to track and control levels of inventory; and

-	our inability to procure the necessary raw materials and equipment.

Communications equipment suppliers typically require that their vendors commit to provide specified quantities of products over a given period of time. We could be unable to pursue many large orders if we do not have sufficient manufacturing capability to enable us to commit to provide customers with specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, for the fiscal years ended June 30, 2002, and June 30, 2001 we recorded a $10.4 million and a $30.6 million, respectively, provision for excess and obsolete inventory due to the downturn in the fiber optics industry. Due in part to such inventory write-offs, our gross margin, excluding non-cash compensation expense, decreased to (27.9%) and 8.3% for the fiscal years ended June 30, 2002 and June 30, 2001.

If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers.

If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through the fiscal years ended June 30, 2002, and June 30, 2001.

We have recently implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China occurred in December 2001. Failure to effectively complete the transition and properly utilize the new management system in China could harm our results and increase the risk that we may fail to effectively manage our inventory.

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

Our failure to obtain these materials or other single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, are obtained from Nippon Sheet Glass, the dominant supplier worldwide of GRIN lenses. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business. In addition, due to the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. Delays in the delivery of raw materials, increases in the cost of the raw materials or the unavailability of the raw materials could harm our operating results.

We also depend on a limited number of manufacturers and vendors that make and sell the complex equipment we use in our manufacturing process. In periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. Delays in the delivery of this equipment or increases in the cost of this equipment could harm our operating results.

WE COMPETE IN A HIGHLY COMPETITIVE INDUSTRY, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE FURTHER, WHICH WOULD HARM OUR OPERATING RESULTS.

The market for fiber optic subsystems, integrated modules and components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical subsystems, integrated modules and components, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic subsystems, integrated modules and components market include Avanex Corporation, Corning Incorporated, DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and module suppliers will become increasingly important to our current and potential customers in the future. Current and potential vendors may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, the unavailability of materials and equipment used in our products, or reduced gross margins, any of which could harm our business.

New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, or AWG and planar lightwave circuit, or PLC. Additionally, a new technology being developed in the design of equalization and switching is microelectro mechanical systems, or MEMs, that compete with bulk micro-optics that we incorporate into our product. If our competitors adopt new technologies before we do, we could lose market share and our business would suffer.

SUBSTANTIALLY ALL OF OUR MANUFACTURING OPERATIONS ARE LOCATED IN CHINA, WHICH EXPOSES US TO THE RISK THAT OUR FAILURE TO COMPLY WITH THE LAWS AND REGULATIONS OF CHINA, OR EVENTS IN THAT COUNTRY, WILL DISRUPT OUR OPERATIONS.

Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

In addition, events out of our control in China, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There currently is political tension between the United States and China, which could lead to a breakdown in trade relations. There is also significant tension between China and Taiwan, which could result in hostilities. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

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

CURRENCY RESTRICTIONS IN CHINA MAY LIMIT THE ABILITY OF OUR SUBSIDIARIES IN CHINA TO OBTAIN AND REMIT FOREIGN CURRENCY NECESSARY FOR THE PURCHASE OF IMPORTED COMPONENTS AND MAY LIMIT OUR ABILITY TO OBTAIN AND REMIT FOREIGN CURRENCY IN EXCHANGE FOR RENMINBI EARNINGS.

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our China subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system sufficient foreign currency is presently available for our Chinese subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

Our business could be negatively impacted if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our Chinese subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as our subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency for remittance out of China. This system could be changed at any time by executive decision of the State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. If our Chinese subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. Our tax holiday expired December 31, 2001, and we are in the first year of a 50% reduction in the national income tax rate. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. We are currently consolidating our manufacturing operations and intend to substantially move such operations to our Zhuhai Free Trade Zone facility. The tax consequences are not known at this time. If such consolidation causes adverse tax treatment, our financial condition and results of operations may be adversely impacted.

One of our subsidiaries in China has been accredited as a technologically advanced enterprise, one other is applying for such accreditation and we expect that one will apply for such accreditation in the near future, which may or may not be granted to it. As a technologically advanced enterprise, the tax holiday applicable to Zhuhai Oplink will expire at the end of 2007. At the time such tax holiday expires, the tax rate will increase from 7.5% to 15% in respect of Zhuhai Oplink. If, after the expiration of the respective tax holidays, our Chinese subsidiaries export at least 70% (by value) of their annual production, they will be entitled to a 50% reduction in their tax rate, but not below a tax rate of 10% in each year in which they achieve such export ratio. If our Chinese subsidiaries are unable to extend their respective tax holidays by qualifying as export oriented enterprises or becoming accredited as technologically advanced enterprises, our financial condition and results of operations may be adversely impacted.

Additionally, the Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, we will be grandfathered into the new tax structure, if the new tax structure is implemented, it may adversely affect our financial condition.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF OR DEMAND FOR THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs, and multiplexers used primarily in optical amplification. These products accounted for 63% and 57% of our revenues in the fiscal years ended June 30, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

THE OPTICAL NETWORKING COMPONENT INDUSTRY IS EXPERIENCING DECLINING AVERAGE SELLING PRICES, WHICH COULD CAUSE OUR GROSS MARGINS TO DECLINE AND HARM OUR OPERATING RESULTS.

The optical networking component industry is experiencing declining average selling prices, or ASPs, as a result of increasing competition and declining market demand. We anticipate that ASPs will continue to decrease in the future in response to product and new technology introductions by competitors, price pressures from significant customers and greater manufacturing efficiencies achieved through increased automation in the manufacturing process. These declining ASPs have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.

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

Changes in our manufacturing processes or those of our suppliers could also impact our yields. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our manufacturing yield goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation in order to increase our gross margins and help achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins or fully satisfy customer demands. Additionally, our competitors are automating their manufacturing processes. If we are unable to achieve higher levels of automation and our competitors are successful, it will harm our gross margins.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 32 issued patents, have 4 allowed applications awaiting issuance and 35 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT’S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

Participants in the communications and fiber optic subsystems, integrated modules and components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors and academic institutions. We have no means of knowing that a patent application has been filed in the United States until the patent is issued. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us.

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

In the past we have been involved in lawsuits as a result of alleged infringement of others’ intellectual property. Both prosecuting or defending such lawsuits in the future will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with either of these matters, or any other intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

-	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or at all;

-	stop selling, incorporating or using our products that use the challenged intellectual property;

-	pay substantial money damages; or

-	redesign the products that use the technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

WE ARE THE TARGET OF A SECURITIES CLASS ACTION COMPLAINT AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH WILL LIKELY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. This action will likely divert the efforts and attention of our management and, if determined adversely to the Company, could have a material impact on our business.

WE ARE SUBJECT TO NUMEROUS RISKS AS A RESULT OF THE TERMINATION OF THE PROPOSED MERGER WITH AVANEX CORPORATION.

On August 15, 2002, at a special meeting of our stockholders, the proposed merger between Oplink and Avanex Corporation was not approved. We are subject to numerous risks and uncertainties in connection with termination of the merger agreement with Avanex. These risks include, but are not limited to:

-	adverse reactions from customers and suppliers;

-	costs incurred by us related to the proposed merger which must be paid even though the merger was not consummated;

-	potential loss of key personnel;

-	distraction of management from our ongoing business;

-	delay in pursuing, or loss of, other strategic opportunities during the pendency of the proposed merger with Avanex;

-	increased volatility of our stock price and trading volume;

-	the possibility of delisting of our common stock from the Nasdaq National Market;

-	adverse reactions from stockholders; and

-
the possibility of litigation by or on behalf of stockholders or other parties arising out of, or in connection with, the termination of the merger agreement with Avanex and our actions relating to the merger.

If any of these or other risks materialize as a result of the termination of the proposed merger with Avanex, our business may be adversely impacted.

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

We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the first quarter, second quarter, third quarter and fourth quarter of fiscal 2002, our revenues decreased 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the first quarter, second quarter, third quarter and fourth quarter of fiscal 2002, our revenues decreased 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

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

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. For example, Kenneth W. Brizel, our former Senior Vice President of Strategy and Business Development, resigned as an officer and employee of our company effective as of June 28, 2002.

In addition, members of our management team have recently assumed new positions within the Company. On November 7, 2001, Mr. Fromm became our Chief Executive Officer. This change was in accordance with our planned succession strategy. If our management team does not work effectively together, it could seriously harm our business.

BECAUSE SOME OF OUR THIRD-PARTY SALES REPRESENTATIVES AND DISTRIBUTORS CARRY PRODUCTS OF ONE OR MORE OF OUR COMPETITORS, THEY MAY NOT RECOMMEND OUR PRODUCTS OVER COMPETITORS’ PRODUCTS.

A majority of our revenues are derived from sales through our domestic and international sales representatives and distributors. Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and generally are compensated on a commission basis. We are currently migrating some of our larger customers to direct sales. We expect that we will continue to rely on our independent sales representatives and distributors to market, sell and support many of our products for a substantial portion of our revenues. Some of our third-party sales representatives and distributors carry products of one or more of our competitors. As a result, these sales representatives and distributors may not recommend our products over competitors’ products.

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

We employ a number of foreign nationals in our U.S. operations and as a result we are subject to various laws related to the status of those employees with the Immigration and Naturalization Service. We also ship inventory and other materials to and from our facilities in China and as a result we are subject to various Chinese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with these Chinese customs laws. In fact, there has been inventory and other materials shipped to and from our facilities in China, which upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese tax authorities, and the affected U.S. employees may be required to register with various Chinese governmental authorities. Our failure to comply with the forgoing laws or any other laws and regulations could subject us to liability.

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

BECAUSE THE FIBER OPTIC SUBSYSTEMS, INTEGRATED MODULES AND COMPONENT INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

The optical subsystems, integrated modules and components industry is capital intensive, and the transition of our manufacturing facilities to China, the development and marketing of new products and the hiring and retention of personnel will require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical subsystems, integrated modules and components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

BECAUSE THE OPTICAL SUBSYSTEMS, INTEGRATED MODULES AND COMPONENTS, INDUSTRY IS EVOLVING RAPIDLY AND HIGHLY COMPETITIVE, OUR STRATEGY INVOLVES ACQUIRING OTHER BUSINESSES AND TECHNOLOGIES TO GROW OUR BUSINESS. IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR TECHNOLOGIES, OUR OPERATING RESULTS MAY BE HARMED.

The optical subsystems, integrated modules and components industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

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

RISKS RELATED TO OUR COMMON STOCK

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED AND WE WOULD BECOME SUBJECT TO VARIOUS STATUTORY REQUIREMENTS, WHICH WOULD LIKELY HARM OUR BUSINESS.

On July 17, 2002, we received a letter from Nasdaq advising us that our common stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement during the 90 calendar days ending October 15, 2002, our common stock may be subject to delisting from the Nasdaq National Market. If we are unable to meet the Nasdaq National Market requirements, at the discretion of Nasdaq our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide the Company with an additional grace period to satisfy the minimum bid price requirement; however, the Company would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect the Company including, without limitation, the following:

-
we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions

-	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

-
due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

-	the coverage of the Company by securities analysts may decrease or cease entirely;

-	we may lose current or potential investors and customers; and

-	we may be unable to regain or maintain compliance with the listing requirements of either the Nasdaq SmallCap Market or the Nasdaq National Market.

In addition, many companies that face delisting as a result of bid prices below the Nasdaq’s maintenance standards seek to maintain their listings by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained share price. We are currently considering the merits of implementing a reverse split (subject to stockholder approval) and will continue to evaluate this option as well as other courses of action in the future.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of September 19, 2002, approximately 27.0% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $.60 during the period from October 3, 2000, the date of our initial public offering to June 30, 2002. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

-	issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholder;

-	provide for a classified board of directors;

-	eliminate the right of the stockholders to call a special meeting of stockholders;

-	eliminate the right of stockholders to act by written consent; and

-	impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

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

Item 2. Properties

In the United States, we lease a total of approximately 209,000 square feet in five buildings located in San Jose, California. Of the 209,000 square feet:

-	we lease a 62,000 square foot manufacturing facility and 43,000 square feet of administrative, sales and marketing space pursuant to a lease that expires in February 2005;

-
we lease a 38,000 square foot research and development facility pursuant to a lease that expires in October 2002, which is in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other special charges;

-
we lease a 53,000 square foot facility pursuant to a lease that expires in January 2008, which is in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other special charges; and

-
we lease a 13,000 square foot facility pursuant to a lease that expires in July 2005 which is in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other special charges.

In China, we lease a total of approximately 182,000 square feet in two facilities located in Shanghai and Zhuhai. Our Shanghai facility totals approximately 45,000 square feet and is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005. We are currently consolidating our manufacturing operations and intend to close our Shanghai facility. Our Zhuhai facilities total approximately 137,000 square feet, with the manufacturing space totaling approximately 117,000 square feet and 20,000 square feet of dormitory space. The lease for these facilities expires in March 2005. Additionally, we own facilities in the Zhuhai Free Trade Zone totaling approximately 575,000 square feet. In accordance with our restructuring plans announced on July 2, 2001, the Beijing, Chengdu and Fuzhou facilities were closed. We will attempt to lease facilities that are in excess of our current requirements in the Zhuhai Free Trade Zone to third parties.

Item 3. Legal Proceedings

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Cases”).

On August 8, 2001, the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer the complaint, and no discovery has been served on us.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. In July 2002, the issuers, officers and directors named in the IPO Cases filed a motion to dismiss the claims against them. The Company joined in that motion. However, the Court is not expected to decide the motion until late 2002 or early 2003. We believe that this lawsuit is without merit and intend to defend against it vigorously.

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Part II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Registrant’s Common Equity

(a) Our common stock has been quoted on the Nasdaq National Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low prices for our common stock for each period indicated:

	High	Low
Fiscal 2002:
First Quarter	$3.70	$0.60
Second Quarter	$2.16	$0.60
Third Quarter	$3.00	$1.45
Fourth Quarter	$1.68	$0.60

Fiscal 2001:
Second Quarter (from October 4, 2000)	$40.81	$7.62
Third Quarter	$25.84	$3.25
Fourth Quarter	$5.79	$1.75

As of September 17, 2002 there were approximately 358 stockholders of record and the price per share of our common stock was $0.69. We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

(b) Use of Proceeds From Sales of Registered Securities

On October 3, 2000, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to the Company after total expenses were $261.0 million.

As of June 30, 2002, we had $224.7 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. As of June 30, 2002, there were repurchases of $1.9 million under this program. The use of these proceeds does not represent a material change in these of proceeds described in our public offering prospectus.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of June 30, 2002 and 2001 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended June 30, 1998 and the selected consolidated balance sheet data as of June 30, 1999 are derived from audited financial statements not included in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended June 30, 1997 and the selected consolidated balance  sheet data as of June 30, 1998 and 1997 are derived from unaudited financial statements not included in this Form 10-K.

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

	Years Ended June 30,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues	$37,939	$131,815	$39,048	$9,094	$2,493
Cost of revenues:
Cost of revenues	48,512	120,835	33,344	7,225	2,964
Non-cash compensation expense	342	4,765	2,269	705	—

Total cost of revenues	48,854	125,600	35,613	7,930	2,964

Gross (loss) profit	(10,915)	6,215	3,435	1,164	(471)

Operating expenses:
Research and development:
Research and development	13,927	17,706	3,686	626	455
Non-cash compensation expense	984	4,390	1,801	646	—

Total research and development	14,911	22,096	5,487	1,272	455

Sales and marketing:
Sales and marketing	8,079	19,923	2,695	802	527
Non-cash compensation (recovery) expense	(328)	2,363	1,312	526	—

Total sales and marketing	7,751	22,286	4,007	1,328	527

General and administrative:
General and administrative	7,247	13,736	4,173	826	683
Non-cash compensation expense	3,716	15,120	7,358	1,155	—

Total general and administrative	10,963	28,856	11,531	1,981	683

Restructuring costs and other special charges	28,908	18,177	—	—	—
Merger fees	1,844	—	—	—	—
In-process research and development	—	793	7,020	—	—
Amortization of goodwill, intangible and other assets	168	3,606	981	—	—

Total other operating expenses	30,920	22,576	8,001	—	—

Total operating expenses	64,545	95,814	29,026	4,581	1,665

Loss from operations	(75,460)	(89,599)	(25,591)	(3,417)	(2,136)
Gain on sale of assets	2,373	813	—	—	—
Interest and other income (expense), net	4,713	8,414	689	(57)	(12)

Net loss	$(68,374)	$(80,372)	$(24,902)	$(3,474)	$(2,148)

Basic and diluted net loss per share	$(0.42)	$(0.65)	$(3.18)	$(2.37)	$(4.67)

Basic and diluted weighted average shares outstanding	162,688	124,362	7,840	1,463	460

Consolidated Balance Sheet Data:
	June 30,
	2002	2001	2000	1999	1998
Cash, cash equivalents and short-term investments	$224,749	$246,473	$26,665	$4,757	$933
Working capital	218,683	250,708	30,618	5,637	1,512
Total assets	303,194	387,902	95,932	11,711	3,061
Long-term liabilities	6,894	6,712	4,225	—	—
Total convertible preferred stock	—	—	58,373	12,083	6,373
Total stockholders’ equity (deficit)	273,281	338,007	10,825	(4,525)	(4,089)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto.

Overview

We design, manufacture and market fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. We offer a broad line of products that increase the performance of optical networks and enable service providers and optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce optical subsystems, integrated modules and fiber optic components for next-generation, all-optical dense wavelength division multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications.

We generate substantially all of our revenues from the sale of fiber optic subsystems, integrated modules and components. To date, we have developed over 120 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, DWDMs and multiplexers used in optical amplification.

During the fiscal year ended June 30, 2002, our revenues were substantially reduced, by 71% to $37.9 million, our headcount was reduced by 1,471 people, or 51%, our manufacturing operations were moved to China and we further reduced our cost structure to respond to the significantly lower revenues than previously experienced by the Company due to the severe downturn in the market for fiber optic subsystems, integrated modules and components. The fiber optics industry has been in a significant period of consolidation following a dramatic slowdown in capital spending since late 2001 by carriers faced with substantial excess bandwidth capacity and high levels of corporate debt. Beginning in late 2001, as the industry entered its downturn and consolidation phase, various customers canceled existing orders. We incurred substantial costs associated with excess and obsolete inventory, workforce reduction, canceled orders, excess fixed assets, excess facilities and other special charges.

COST OF REVENUES. Our cost of revenues consists of raw material, salaries and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranties. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by manufacturing volume, our pricing policies, production yield, costs incurred in improving manufacturing processes, mix of products sold, provisions for excess and obsolete inventories and mix of products manufactured in China or the United States.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of salaries and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred.

SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of salaries and related expenses for marketing, sales, customer service and application engineering support personnel,

commissions paid to internal and external sales representatives, as well as costs associated with promotional, trade shows and other marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses.

NON-CASH COMPENSATION EXPENSE. Prior to our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2002, we recorded aggregate deferred stock compensation, net of cancellations, of approximately $58.8 million of which $4.7 million, $26.6 million and $12.7 million was expensed during the fiscal years ended June 30, 2002, 2001 and 2000, respectively. While this expense has increased our net loss, it has had no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in FASB Interpretation No. 28, or FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants are amortized over the vesting period as set forth in FIN 28. The remaining $5.4 million will be expensed over future remaining vesting periods. We estimate that our deferred stock compensation expense from options and shares granted or issued from July 1998 through June 30, 2002 will be $4.2 million, $1.2 million and $30,500 for the years ending June 30, 2003, 2004 and 2005, assuming no cancellations or additional stock option grants with exercise prices below fair value of our common stock.

In October 2000, we sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter’s over-allotment option, resulting in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems and the related interest expense was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

ACQUISITION OF AURORA. In June 2001, we acquired Aurora Associates and Aurora Photonics, Inc. (“Aurora”) in a transaction accounted for as a purchase business combination. Aurora is a developer of acoustic-optic (“AO”) devices and systems. These advanced AO devices and systems are classified as spatial (AO deflectors and Bragg cells), temporal (AO modulators and frequency shifters) and spectral (AO tunable filter) modulations. The purchase price comprised $1.0 million cash, 150,000 shares of common stock valued at $448,000, $60,000 of transaction costs and $20,000 in assumed liabilities. The total purchase price aggregated $1.5 million and was allocated to tangible assets acquired of $68,000, identifiable intangible assets acquired of $499,000, goodwill of $168,000 and in-process research and development (“IP R&D”) of $793,000.

ACQUISITION OF TELELIGHT. In April 2000, we acquired Telelight Communication Inc., (“Telelight”) in a merger transaction accounted for as a purchase business combination. The purchase price comprised 13,440,000 shares of common stock valued at $26.9 million and $200,000 of acquisition costs. The total purchase price aggregated $27.1 million and was allocated to tangible assets acquired of $1.0 million, identifiable intangible assets acquired of $7.4 million, goodwill of $14.6 million, deferred tax liability of $3.0 million and IP

R&D of $7.0 million. In June 2001, the Company restructured and abandoned the Telelight technology. As a result, we recorded a charge of $12.4 million related to the impairment of goodwill and purchased intangible assets representing 100% of the remaining value of the Telelight acquisition.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and the Company’s procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards (“SFAS”) No. 48 “Revenue Recognition When Right of Return Exists.” Under these guidelines, revenue from product sales is recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be probable. In addition, we estimate what future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

Warranty Obligations

We provide reserves for the estimated costs of product warranties at the time revenue is recognized based on our historical experience of known product failure rates and expected material and labor costs to provide warranty services. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods.

Risk Evaluation

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by three financial institutions. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, we have not experienced any losses on such deposits.

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. Allowance for doubtful accounts for estimated losses are maintained in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide for more allowances than needed, we may reverse a portion of such provisions in future periods based on actual collection experience.

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down. In recent periods we have recorded significant charges related to excess and obsolete inventory. See “Restructuring Costs and Other Special Charges” below.

Property, Plant and Equipment

We evaluate the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of property, plant and equipment, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows was less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. In the years ended June 30, 2002, 2001 and 2000, we had no such write down. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring us to write down the assets. In recent periods we have recorded significant charges related to excess fixed assets and facilities. See “Restructuring Costs and Other Special Charges” below.

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

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. A $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition during the fiscal year ended June 30, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

Results of Operations

For Each of the Years Ended June 30, 2002, 2001 and 2000

REVENUES. Revenues decreased $93.9 million, or 71%, to $37.9 million for the fiscal year ended June 30, 2002 from $131.8 million for the fiscal year ended June 30, 2001. This decrease was substantially due to decreased shipments of all our products including our wavelength expansion products, optical amplification products and optical switching products to existing and new customers. The decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. Additionally, in fiscal 2002 there was a minor impact due to decreases in average selling prices of our products over the prior year. Further declines in shipments and average selling prices are anticipated through the fiscal year ended June 30, 2003. Included in revenue for the fiscal years ended June 30, 2002 and 2001, is $2.5 million and $4.5 million, respectively, for contract cancellation fees from significant customers.

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

During the fiscal year ended June 30, 2002, we reduced our headcount by 1,471 people, or 51%, moved our manufacturing operations to China and further reduced our cost structure to respond to the significantly lower revenues than previously anticipated by the Company. We expect to continue to implement programs to improve manufacturing yields and reduce costs. There is no certainty that these programs will be successful to offset the reduced shipments to customers and declining average selling prices. Future additional actions by us in response to reduced shipments to customers and declining average selling prices could include further reductions in headcount, transitioning a portion of our current research and development in the United States to China and further consolidation of assets and facilities. Our visibility continues to be limited with respect to telecommunications equipment providers. We will continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

GROSS PROFIT (LOSS). The following table summarizes gross margin as a percentage of revenue:

	Years Ended June 30,
	2002		2001		2000
Revenue	$37,939	100.0%	$131,815	100.0%	$39,048	100.0%
Gross profit	$(10,915)	-28.8%	$6,215	4.7%	$3,435	8.8%
Calculation of gross profit excluding special items:
Non-cash compensation	342	0.9%	4,765	3.6%	2,269	5.8%
Provision for excess inventory	10,407	27.4%	30,565	23.2%	4,659	11.9%
Cancellation fee revenue	(2,500)	-6.6%	(4,500)	-3.4%	—	0.0%
Sale of fully reserved inventory	(480)	-1.3%	—	0.0%	—	0.0%

Gross profit excluding special items	$(3,146)	-8.3%	$37,045	28.1%	$10,363	26.5%

Gross profit decreased $17.1 million, or 276%, to a gross loss of $10.9 million for the fiscal year ended June 30, 2002 from a gross profit of $6.2 million for the fiscal year ended June 30, 2001. This resulted in a decrease in gross margin from 4.7% to (28.8%). Our gross margin for the fiscal year ended June 30, 2002, was negatively impacted by the $10.4 million excess inventory charge and $342,000 non-cash compensation expense, partially offset by the $2.5 million in revenues for cancellation fees from significant customers and the unexpected sale of inventory that had been previously fully reserved of $480,000. Our gross margin for the fiscal year ended June 30, 2001, was negatively impacted by the $30.6 million excess inventory charge and $4.8 million non-cash compensation expense partially offset by the $4.5 million in revenues for cancellation fees from significant customers. Excluding special items, this resulted in a decrease in our gross profit of $40.2 million, or 109%, to a gross loss of $3.1 million for the fiscal year ended June 30, 2002 from a gross profit of $37.0 million for the fiscal year ended June 30, 2001. Gross margin, excluding special items, decreased from 28.1% in fiscal 2001 to (8.3%) in fiscal 2002. The excess inventory charges reflect the continued significant downturn in customer demand. In response to this downturn, we focused on completing the transition of substantially all of our manufacturing to China. We cannot assure you that this transition will result in improved gross margins due to the cost benefits of manufacturing in China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin. In addition to the special items, our gross margin decreased due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer partially offset by cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China.

Gross profit increased $2.8 million, or 81%, to $6.2 million for the fiscal year ended June 30, 2001 from $3.4 million for the fiscal year ended June 30, 2000. This resulted in a decrease in gross margin from 8.8% in fiscal 2000 to 4.7% in fiscal 2001. The decrease in our gross margin was primarily due to a $30.6 million provision for excess and obsolete inventory and $4.8 million non-cash compensation expense recorded in the fiscal year ended June 30, 2001, compared to a provision of $4.7 million and non-cash compensation expense of $2.3 million in the fiscal year ended June 30, 2000, higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity and lower yields in our manufacturing facilities in China. These decreases were partially offset by yield improvements in our domestic manufacturing facilities and the cost benefits of manufacturing in China. Manufacturing overhead costs, excluding non-cash compensation expense, associated with the expansion of our manufacturing operations both domestically and internationally increased $19.6 million for the fiscal year ended June 30, 2001, compared to the prior fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding non-cash compensation expense of $984,000, decreased $3.8 million, or 21.3%, to $13.9 million for the fiscal year ended June 30, 2002 from $17.7 million for the fiscal year ended June 30, 2001. The decrease in research and development expenses was due primarily to cost savings of $2.5 million associated with the worldwide workforce reductions. Research and development expenses, excluding non-cash compensation expense, increased $14.0 million, or 380%, to $17.7 million for the fiscal year ended June 30, 2001 from $3.7 million for the fiscal year ended June 30, 2000. The increase in research and development expenses for the fiscal year ended June 30, 2001 were primarily due to the substantial increase in personnel, an increase in prototype expenses for the design and development of new products as well as significant improvements to existing products, depreciation expense and an increase in occupancy costs due to expansion of facilities. Research and development expenses, including non-cash compensation expense, decreased $7.2 million, or 32.5%, to $14.9 million for the fiscal year ended June 30, 2002 from $22.1 million for the fiscal year ended June 30, 2001. Research and development expenses, including non-cash compensation expense, increased $16.6 million, or 303%, to $22.1 million for the fiscal year ended June 30, 2001 from $5.5 million for the fiscal year ended June 30, 2000. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects even in the face of decreased demand. We expect our research and development expenses to decrease in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we continue to cut costs, transition research and development to China and develop new products.

SALES AND MARKETING. Sales and marketing expenses, excluding non-cash compensation recovery of $328,000, decreased $11.8 million, or 59.4%, to $8.1 million for the fiscal year ended June 30, 2002 from $19.9 million for the fiscal year ended June 30, 2001. Sales and marketing expenses, excluding non-cash compensation recovery for the fiscal year ended June 30, 2002, and a charge of $8.8 million related to the discount feature of the convertible note payable to Cisco Systems and non-cash compensation expense for the fiscal year ended June 30, 2001, decreased $3.0 million, or 27.2%, to $8.1 million for the fiscal year ended June 30, 2002 from $11.1 million for the fiscal year ended June 30, 2001 and increased $8.4 million, or 312%, to $11.1 million for the fiscal year ended June 30, 2001 from $2.7 million for the fiscal year ended June 30, 2000. The decrease in sales and marketing expenses for the fiscal year ended June 30, 2002 as compared to the prior fiscal year were primarily due to lower commissions paid to our internal and external sales representatives associated with decreased revenues and a decrease in tradeshow costs, advertising and other customer-related costs. The decrease was partially offset by an increase in sales and marketing personnel and personnel-related costs and occupancy costs.

Sales and marketing expenses, excluding non-cash compensation expense, increased $17.2 million, or 639%, to $19.9 million for the fiscal year ended June 30, 2001 from $2.7 million for the fiscal year ended June 30, 2000. The increases in sales and marketing expenses for the fiscal year ended June 30, 2001 as compared to the prior fiscal year were primarily due to a substantial increase in sales and marketing personnel and personnel-related costs, commissions to our internal and external sales representatives, tradeshow, advertising and other customer-related costs.

Sales and marketing expenses, including non-cash compensation recovery and excluding the Cisco Systems conversion charge, decreased $5.7 million, or 42%, to $7.8 million for the fiscal year ended June 30, 2002 from $13.5 million for the fiscal year ended June 30, 2001. Sales and marketing expenses, including non-cash compensation expense and excluding the Cisco Systems conversion charge, increased $9.5 million, or 236%, to $13.5 million for the fiscal year ended June 30, 2001 from $4.0 million for the fiscal year ended June 30, 2000. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation recovery, decreased $14.5 million, or 65.2%, to $7.8 million for the fiscal year ended June 30, 2002 from $22.3 million for the fiscal year ended June 30, 2001. Sales and marketing expenses, including the Cisco Systems conversion charge and non-cash compensation expense, increased $18.3 million, or 456%, to $22.3 million for the fiscal year ended June 30, 2001 from $4.0 million for the fiscal year ended June 30, 2000. We expect our sales and marketing expenses to remain flat in dollar amount and increase as a percentage of revenues for the next fiscal quarter.

GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding non-cash compensation expense, decreased $6.5 million, or 47.2%, to $7.2 million for the fiscal year ended June 30, 2002 from $13.7 million for the fiscal year ended June 30, 2001. The decrease in general and administrative expenses was primarily due to a reduction in our legal fees and cost savings associated with the worldwide workforce reduction. General and administrative expenses, excluding non-cash compensation expense, increased $9.6 million, or 229%, to $13.7 million for the fiscal year ended June 30, 2001 from $4.2 million for the fiscal year ended June 30, 2000. The increases in general and administrative expenses were primarily due to costs associated with the substantial increase in personnel and personnel-related costs, occupancy costs, legal fees and costs associated with the reporting requirements of a public company. General and administrative expenses, including non-cash compensation expense, decreased $17.9 million, or 62.0%, to $11.0 million for the fiscal year ended June 30, 2002 from $28.9 million for the fiscal year ended June 30, 2001. General and administrative expenses, including non-cash compensation expense, increased $17.3 million, or 150%, to $28.9 million for the fiscal year ended June 30, 2001 from $11.5 million for the fiscal year ended June 30, 2000. We expect our general and administrative expenses to remain flat in dollar amount and increase as a percentage of revenues for the next fiscal quarter as we continue to cut costs.

NON-CASH COMPENSATION EXPENSE. From July 1, 1998 through June 30, 2002, we had recorded an aggregate of $58.8 million in deferred non-cash compensation, net of cancellations. Non-cash compensation expense decreased $21.9 million, or 82.3%, to $4.7 million for the fiscal year ended June 30, 2002 from $26.6 million for the fiscal year ended June 30, 2001. The decrease in deferred non-cash compensation was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, and stock option cancellations. Non-cash compensation expense increased $13.9 million, or 109%, to $26.6 million for the fiscal year ended June 30, 2001 from $12.7 million for the fiscal year ended June 30, 2000.

RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES. We, like many of our peers in the telecommunications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, and ending with $7.7 million in the fiscal quarter ended June 30, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further compared to the fiscal year ended June 30, 2002, putting downward pressure on margins and profits. Due to this decline in business conditions, we continued to restructure our business and realigned resources to focus on monitoring costs, preserving cash, accelerating our planned move of manufacturing operations to China and focused on core opportunities. For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001 the restructuring plan included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition. While we believe that the correction to our inventory levels will not continue at the same level as experienced in the fiscal years ended June 30, 2002 and 2001, we do expect further workforce reductions, excess fixed asset charges and facility closures in the future. The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge.

Worldwide workforce reduction

Our worldwide workforce reductions started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, we recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the approximate 2,700 employee-planned reduction, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of June 30, 2002, approximately 2,296 employees had been terminated. The planned worldwide workforce reductions will be substantially completed by the end of the first quarter of calendar 2003.

Excess fixed assets, facilities and other special charges

We recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $1.2 million as of June 30, 2002, and has been included in prepaid expenses and other current assets. While the remaining assets with an original cost of $12.2 million removed from operations as of June 30, 2002 are being actively marketed, we expect the period of disposal to be an additional twelve months for most of the assets. The property and equipment disposed of or removed from operations were related to the manufacture of fiber optic networking subsystems, integrated modules and components and consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, we incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values then we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544

Accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	9,679

Accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Provision for inventory

We recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue. We evaluate the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that we would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or our knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, we had accrued in accounts payable $9.0 million associated with the purchase of certain capital equipment from a vendor. In connection with our evaluation of our manufacturing capacity needs, we determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of this equipment totaling $9.0 million for a settlement fee of $500,000. Accordingly, the reduction in accounts payable and fixed assets is reflected as a non-cash item in the consolidated statement of cash flows.

MERGER FEES. In connection with the proposed merger between Oplink and Avanex Corporation, which was not approved on August 15, 2002, at the special meeting of our stockholders, we incurred $1.8 million in merger fees for the fiscal year ended June 30, 2002.

IN-PROCESS RESEARCH AND DEVELOPMENT (“IP R&D”). In connection with the acquisition of Aurora in June 2001, we recorded a $793,000 charge for IP R&D in the fourth quarter of fiscal 2001 for products that had not reached technological feasibility and had no alternative future use as of the acquisition date. These products included: an AO variable optical attenuator which will regulate optical signals; a fiber optic bypass switch which will act as a temporary switch and can be used in conjunction with existing mechanical switches; a PIAO tunable filter which will be the first electronically chargeable filter; a portable optical spectrum analyzer which will view various wavelengths and indicate events on a real-time basis; a dynamic fiber amplifier equalizer which will balance the signals inside the fiber before transmission to the amplifier; and a reconfigurable optical add-drop multiplexer which will allow the user to electronically change ports, wavelengths and fiber on demand.

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

In connection with the acquisition of Telelight Communication Inc. in April 2000, we recorded a $7.0 million charge for IP R&D for products that had not reached technological feasibility and had no alternative future use as of the acquisition date.

AMORTIZATION OF GOODWILL. Amortization of goodwill of approximately $200,000, $3.6 million and $981,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, represents charges incurred as a result of our acquisition of Aurora in June 2001 and Telelight in April 2000. We will not amortize goodwill in the future in accordance with the recent accounting pronouncement, SFAS No. 142, “Goodwill and Other Intangible Assets”.

INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased $3.7 million to $4.7 million for the fiscal year ended June 30, 2002 from $8.4 million for the fiscal year ended June 30, 2001. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal year’s loss in operations, investing outlays for capital purchases, financing outlays relating to repurchase of common stock, repayment of line of credit borrowings and repayment of capital lease obligations. Interest and other income, net increased $7.7 million to $8.4 million for the fiscal year ended June 30, 2001 from $689,000 for the fiscal year ended June 30, 2000. The increase in interest income was due to larger cash balances from the proceeds of our initial public offering in October 2000, preferred stock financing in February 2000 and convertible note payable to Cisco Systems in August 2000 and was offset by the interest expense on the convertible note payable to Cisco Systems.

GAIN ON SALE OF ASSETS. Gain on sale of assets increased $1.6 million to $2.4 million for the fiscal year ended June 30, 2002 from $813,000 for the fiscal year ended June 30, 2001. The increase was primarily due to the sale of excess fixed assets greater than the carrying amount of assets held for sale.

PROVISION FOR INCOME TAXES. At June 30, 2002 we had approximately $53.8 million of federal and $33.0 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code. We have recorded a gross deferred tax asset of $49.6 million as of June 30, 2002, which is net of a valuation allowance that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2003, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

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

	Three Months Ended
	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(Unaudited)
Revenues	$7,703	$9,598	$10,622	$10,016
Cost of revenues:
Cost of revenues	6,752	9,244	10,101	22,415
Non-cash compensation expense (recovery)	295	200	273	(426)

Total cost of revenues	7,047	9,444	10,374	21,989

Gross profit (loss)	656	154	248	(11,973)

Operating expenses:
Research and development:
Research and development	3,332	3,204	3,637	3,754
Non-cash compensation expense	309	352	231	92

Total research and development	3,641	3,556	3,868	3,846

Sales and marketing:
Sales and marketing	1,685	2,304	2,138	1,952
Non-cash compensation expense (recovery)	171	186	(796)	111

Total sales and marketing	1,856	2,490	1,342	2,063

General and administrative:
General and administrative	1,636	1,713	1,702	2,196
Non-cash compensation expense	756	1,035	1,078	847

Total general and administrative	2,392	2,748	2,780	3,043

Restructuring costs and other special charges	3,265	—	—	25,643
Merger fees	419	1,425	—	—
In-process research and development	—	—	—	—
Amortization of goodwill, intangible and other assets	42	42	42	42

Total other operating expenses	3,726	1,467	42	25,685

Total operating expenses	11,615	10,261	8,032	34,637

Loss from operations	(10,959)	(10,107)	(7,784)	(46,610)
Gain on sale of assets	1,702	671	—	—
Interest and other income (expense), net	1,033	1,032	1,079	1,569

Net loss	$(8,224)	$(8,404)	$(6,705)	$(45,041)

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.04)	$(0.28)

Basic and diluted weighted average shares outstanding	164,588	163,735	161,087	161,343

	Three Months Ended
	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000
	(Unaudited)
Revenues	$20,255	$36,042	$43,241	$32,277
Cost of revenues:
Cost of revenues	19,854	45,465	30,929	24,587
Non-cash compensation expense	703	1,173	1,536	1,353

Total cost of revenues	20,557	46,638	32,465	25,940

Gross (loss) profit	(302)	(10,596)	10,776	6,337

Operating expenses:
Research and development:
Research and development	4,183	4,888	5,016	3,619
Non-cash compensation expense	606	1,030	1,349	1,405

Total research and development	4,789	5,918	6,365	5,024

Sales and marketing:
Sales and marketing	2,611	2,955	11,989	2,368
Non-cash compensation expense	207	893	660	603

Total sales and marketing	2,818	3,848	12,649	2,971

General and administrative:
General and administrative	2,584	4,777	3,682	2,693
Non-cash compensation expense	1,491	1,926	6,333	5,370

Total general and administrative	4,075	6,703	10,015	8,063

Restructuring costs and other special charges	18,177	—	—	—
In-process research and development	793	—	—	—
Amortization of goodwill, intangible and other assets	656	984	983	983

Total other operating expenses	19,626	984	983	983

Total operating expenses	31,308	17,453	30,012	17,041

Loss from operations	(31,610)	(28,049)	(19,236)	(10,704)
Gain on sale of assets	12	801	—	—
Interest and other income (expense), net	2,245	2,019	4,138	12

Net loss	$(29,353)	$(25,229)	$(15,098)	$(10,692)

Basic and diluted net loss per shares	$(0.18)	$(0.16)	$(0.10)	$(0.40)

Basic and diluted weighted average shares outstanding	160,715	157,668	156,339	26,817

Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	cancellations of orders and shipment rescheduling;

-	our ability to successfully improve our manufacturing capability in our facilities in China;

-	the availability of raw materials used in our products and increases in the price of these raw materials;

-	the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality we require;

-	our ability to achieve acceptable production yields in China;

-	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

-	the mix of products and the average selling prices of the products we sell;

-
competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the optical networking components market and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

-	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

Due to the factors noted above and other factors noted under “Risk Factors,” we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds and proceeds from exercise of stock options, employee stock purchase plan and warrants which totaled approximately $1.5 million through June 30, 2002. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of June 30, 2002, we had cash, cash equivalents and short-term investments of $224.7 million and working capital of $218.7 million.

Our operating activities used cash of $12.0 million in fiscal 2002, $18.0 million in fiscal 2001, and $7.1 million in fiscal 2000. Cash used in operating activities was primarily attributable to net losses incurred during each of the fiscal years ended June 30, 2002, 2001 and 2000 of $68.4 million, $80.4 million and $24.9 million, respectively, as adjusted for non-cash activity totaling $41.3 million, $96.5 million, and $25.9 million, respectively. In fiscal 2002, cash used in operating activities was also attributable to a decrease in accounts payable of $6.1 million, partially offset by decreases in accounts receivable, inventories and prepaid expenses and other assets of $10.3 million, $4.8 million and $6.1 million, respectively. In fiscal 2001, cash used in operating activities was also attributable to increases in accounts receivable, inventories and prepaid expenses and other assets of $7.1 million, $41.0 million and $4.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $6.4 million and $12.4 million, respectively. In fiscal 2000, cash used in operating activities was also attributable to increases in accounts receivable, inventories, prepaid expenses and other assets of $8.1 million, $13.6 million, $3.1 million and $892,000, respectively, partially offset by increases in accounts payable and accrued liabilities of $11.9 million and $5.7 million, respectively.

Our investing activities used cash of $9.9 million in fiscal 2002, $73.2 million in fiscal 2001, and $18.0 million in fiscal 2000. In the fiscal year ended June 30, 2002, our investing activities reflect the purchases of short-term investments of $70.2 million and property and equipment of $8.0 million partially offset by maturities of short-term investments of $64.9 million and proceeds from sales of assets of $3.4 million. In the fiscal years ended June 30, 2001 and 2000, our investing activities primarily reflect purchases of property and equipment. During fiscal 2003, we expect to use approximately $4.0 million for capital expenditures worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $5.6 million in fiscal 2002 primarily due to our repurchase of common stock of $1.9 million, repayment of capital lease obligations of $3.9 million and net repayment of borrowings under our line of credit of $1.1 million partially offset by proceeds from the issuance of common stock of $1.4 million. In fiscal 2001 and fiscal 2000, our financing activities provided cash of $311.0 million and $46.9 million, respectively. The increase in cash was primarily from the net proceeds from our initial public offering, proceeds from the convertible promissory note payable to Cisco Systems and issuance of our convertible preferred stock.

On September 26, 2001, our Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. In accordance with Rule 10b5-1 under the Securities Exchange Act, we adopted a plan in August 2002 which allows Oplink to repurchase its shares during specified periods when we are likely to be in possession of material non-public information. As of June 30, 2002 repurchases of $1.9 million have been made under the repurchase program.

Our principal source of liquidity at June 30, 2002 consisted of $224.7 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital expenditures totaled $8.0 million in fiscal 2002. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is required to be adopted by the Company in the first quarter of the year ending June 30, 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB Opinion No. 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company’s future accounting for its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2002, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six month from the balance sheet date. Declines in interest rates could have a material impact on interest earnings for our investment portfolio.

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and substantially all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

We expect our international revenues and expenses to be denominated predominately in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. Our China operations will expand in the future and account for a larger portion of our worldwide manufacturing and revenue. We anticipate that we will experience the risks of fluctuating currencies due to this expansion and may choose to engage in currency hedging activities to reduce these risks. The following table summarizes our current investment securities:

	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002	Carrying Value at June 30, 2001	Average Rate of Return at June 30, 2001
	In thousands	Annualized	In thousands	Annualized
Investment Securities:
Cash equivalents—variable rate	$215,208	1.8%	$116,495	3.6%
Cash equivalents—fixed rate	—	—	111,709	3.8%
Short-term investments—fixed rate	5,700	1.9%

Total	$220,908		$228,204

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the section of the Company’s 2002 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2002 entitled “Proposal 1—Election of Directors” and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the identification of Oplink’s executive officers and directors may be found in the section entitled “Executive Officers and Directors” in Part I of this Annual Report.

Item 11. Executive Compensation

Incorporated by reference to the section of the Company’s 2002 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2002 entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the section of the Company’s 2002 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2002 entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the section of the Company’s 2002 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2002 entitled “Certain Transactions.”

Item 14. Controls and Procedures

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or, to our knowledge, in any other factors that could significantly affect the Company’s internal controls, and there were no corrective actions taken with regard to any significant deficiencies or material weaknesses in the Company’s internal controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the principal executive officer and principal financial officer of the Company.

Part IV

Item 15. Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

See Item 8 of this Annual Report.

(a) 2. Financial Statement Schedules

See Item 8 and Schedule II of this Annual Report.

(a) 3. Exhibits

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of Oplink.

3.2	(1)	Bylaws of Oplink.

4.1	(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2	(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.

4.3	(2)	Registration statement for 1995 Stock Plan, 1998 Stock Plan, 2000 Equity Incentive Plan and 2000 Employee Stock Purchase Plan.

4.4	(3)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.

10.1	†(1)	General Purchase Agreement dated June 18, 2000 by and between Oplink and Cierra Photonics Inc.

10.2	(1)	State-owned Land Use Right Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.

10.3	(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.

10.4	(1)	Amendment and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.

10.5	(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.

10.6	(1)	Stock Option Agreement dated May 10, 2000 by and between Oplink and David Spreng.

10.7	(1)	Stock Option Agreement dated May 10, 2000 by and between Oplink and Bruce D. Horn.

10.8	(1)	Stock Option Agreements dated May 10, 2000 by and between Oplink and Ian Jenks.

10.9	(1)	Oplink’s 2000 Equity Incentive Plan.

10.10	(1)	Oplink’s 2000 Employee Stock Purchase Plan.

10.11	(1)	Oplink’s 1995 Stock Plan.

10.12	(1)	Oplink’s 1998 Stock Plan.

10.13	(1)	Oplink Form of Indemnity Agreement.

10.14	(1)	Change of Control Agreement by and between Oplink and Joseph Y. Liu dated September 17, 2000.

10.15	(1)	Change of Control Agreement by and between Oplink and Bruce D. Horn dated September 17, 2000.

10.16	(6)	Change of Control Agreement by and between Oplink and Bruce D. Horn dated April 5, 2001.

10.17	(6)	Change of Control Agreement by and between Oplink and Joseph Y. Liu dated June 1, 2001.

10.18	(6)	Form of Employment Letter Agreement by and between Oplink and Frederick R. Fromm dated November 7, 2001.

10.19	(6)	Promissory Note by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.20	(6)	Form of Amendment of Stock Option Agreements by and between Oplink and Joseph Y. Liu.

10.21		Form of Letter Amendment to Employment Letter Agreement by and between Oplink and Frederick R. Fromm dated June 14, 2002.

Exhibit No.		Description

10.22
Form of Amended and Restated Stock Option Agreements dated April 24, 2002, amending grants originally dated May 10, 2000, April 5, 2001, and November 7, 2001, between David Spreng and Oplink Communications.

10.23		Form of Employment Agreement dated October 15, 2001, between Oplink and Zeynep Hakimoglu.

10.24		Form of Employment Agreement dated October 16, 2001, between Oplink and Christian Lepiane.

10.25	(3)	Amendment to Promissory Notes dated March 18, 2002, between Oplink and Joseph Y. Liu.

10.26	(3)	Amendment to Promissory Note dated March 18, 2002, between Oplink and Frederick R. Fromm.

10.27		Stock Option Agreement dated November 7, 2001, between Oplink and Zeynep Hakimoglu.

10.28		Stock Option Agreement dated November 7, 2001, between Oplink and Christian Lepiane.

10.29		Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.

10.30	(5)	Separation Agreement between Oplink and Daryl J. Eigen dated October 2, 2001.

10.31	(5)	Amendment to Stock Option Agreements between Oplink and Daryl J. Eigen dated October 2, 2001.

10.32	(4)	Promissory Note by and between Oplink and Joseph Y. Liu dated November 27, 2001.

10.33	(4)	Promissory Note by and between Oplink and Joseph Y. Liu dated November 28, 2001.

10.34	(4)	Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 27, 2001.

10.35	(4)	Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 28, 2001.

10.36		Form of Promissory Note by and between Oplink and Frederick R. Fromm dated August 16, 2000.

10.37		Promissory Note by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.38		Form of Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.39		Form of Separation Agreement between Oplink and Jeffrey D. Friedman dated October 3, 2001.

10.40	(6)	Amendment to Stock Option Agreements between Oplink and Ian Jenks dated November 7, 2001.

21.1		Subsidiaries of Oplink.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney is contained on the Signatures page.

99.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Confidential treatment granted with respect to portions of these exhibits.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A No. 333-41506 as filed on October 3, 2000.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 No. 333-47928 as filed on October 13, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2002.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2002.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2002.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.

(b)	Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 2002.

OPLINK COMMUNICATIONS, INC.

By:	/S/ BRUCE D. HORN
Bruce D. Horn Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Frederick R. Fromm and Bruce D. Horn, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/S/ FREDERICK R. FROMM Frederick R. Fromm	Chief Executive Officer and President (Principal Executive Officer)	September 30, 2002

/S/ BRUCE D. HORN Bruce D. Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2002

/S/ HERBERT CHANG Herbert Chang	Chairman of the Board	September 30, 2002

/S/ CHIEH CHANG Chieh Chang	Director	September 30, 2002

Allen Hsu	Director

/S/ JESSE W. JACK Jesse W. Jack	Director	September 30, 2002

/S/ LEONARD J. LEBLANC Leonard J. LeBlanc	Director	September 30, 2002

/S/ JOSEPH Y. LIU Joseph Y. Liu	Director	September 30, 2002

CERTIFICATIONS

I, Frederick R. Fromm, certify that:

1.	I have reviewed this annual report on Form 10-K of Oplink Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

By:	/S/ FREDERICK R. FROMM
Frederick R. Fromm President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Bruce D. Horn, certify that:

1.	I have reviewed this annual report on Form 10-K of Oplink Communications, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

By:	/S/ BRUCE D. HORN
Bruce D. Horn Chief Financial Officer (Principal Financial Officer)

Item 8. Consolidated Financial Statements and Supplementary Data

Oplink Communications, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    Oplink Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the “Company”) at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
September 26, 2002

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$219,033	$246,473
Short-term investments	5,716	—
Accounts receivable, net	6,831	17,178
Inventories	6,551	21,739
Prepaid expenses and other assets	3,571	8,501

Total current assets	241,702	293,891

Property, plant and equipment, net	59,732	92,086
Intangible assets	500	667
Other assets	1,260	1,258

Total assets	$303,194	$387,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,412	$21,596
Accrued liabilities	13,316	16,905
Current portion of capital lease obligations	4,291	3,534
Borrowings under the line of credit	—	1,148

Total current liabilities	23,019	43,183

Capital lease obligations, non current	1,570	4,988
Accrued restructuring, non current	5,324	1,724

	29,913	49,895

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common Stock, $0.001 par value, 400,000,000 shares authorized; 164,877,460 and 161,198,112 shares issued and outstanding	165	161
Additional paid-in capital	472,393	472,102
Treasury stock	(1,895)	—
Notes receivable from stockholders	(10,771)	(3,889)
Deferred stock compensation	(5,425)	(17,554)
Accumulated other comprehensive income	26	25
Accumulated deficit	(181,212)	(112,838)

Total stockholders’ equity	273,281	338,007

Total liabilities and stockholders’ equity	$303,194	$387,902

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended June 30,
	2002	2001	2000
Revenues	$37,939	$131,815	$39,048
Cost of revenues:
Cost of revenues	48,512	120,835	33,344
Non-cash compensation expense	342	4,765	2,269

Total cost of revenues	48,854	125,600	35,613

Gross (loss) profit	(10,915)	6,215	3,435

Operating expenses:
Research and development
Research and development	13,927	17,706	3,686
Non-cash compensation expense	984	4,390	1,801

Total research and development	14,911	22,096	5,487

Sales and marketing:
Sales and marketing	8,079	19,923	2,695
Non-cash compensation expense (recovery)	(328)	2,363	1,312

Total sales and marketing	7,751	22,286	4,007

General and administrative:
General and administrative	7,247	13,736	4,173
Non-cash compensation expense	3,716	15,120	7,358

Total general and administrative	10,963	28,856	11,531

Restructuring costs and other special charges	28,908	18,177	—
Merger fees	1,844	—	—
In-process research and development	—	793	7,020
Amortization of goodwill, intangible and other assets	168	3,606	981

Total other operating expenses	30,920	22,576	8,001

Total operating expenses	64,545	95,814	29,026

Loss from operations	(75,460)	(89,599)	(25,591)
Gain on sale of assets	2,373	813	—
Interest and other income (expense), net	4,713	8,414	689

Net loss	$(68,374)	$(80,372)	$(24,902)

Basic and diluted net loss per share	$(0.42)	$(0.65)	$(3.18)

Basic and diluted weighted average shares outstanding	162,688	124,362	7,840

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	81,996,648	$12,083	2,280,000	$2	$6,542	$—	$(3,505)	$—	$(7,564)	$(4,525)
Exercise of stock options	—	—	8,737,878	9	647	—	—	—	—	656
Issuance of Series D Preferred Stock at $0.375 per share	6,106,696	2,290	—	—	—	—	—	—	—	—
Issuance of Series E Preferred Stock at $2.00 per share, net	22,000,000	44,000	—	—	(24)	—	—	—	—	(24)
Deferred stock compensation	—	—	—	—	27,221	—	(27,221)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	12,740	—	—	12,740
Issuance of common stock in connection with acquisition	—	—	13,440,000	13	26,867	—	—	—	—	26,880
Net Loss	—	—	—	—	—	—	—	—	(24,902)	(24,902)

Balance at June 30, 2000	110,103,344	58,373	24,457,878	24	61,253		(17,986)	—	(32,466)	10,825
Exercise of stock options	—	—	4,717,579	5	1,019	—	—	—	—	1,024
Issuance of common stock upon the initial public offering, net of issuance costs	—	—	15,755,000	16	260,981	—	—	—	—	260,997
Issuance of common stock bonus	—	—	20,000	—	35	—	—	—	—	35
Issuance of common stock from ESPP	—	—	130,757	—	500	—	—	—	—	500
Conversion of convertible preferred stock	(110,103,344)	(58,373)	110,103,344	110	58,263	—	—	—	—	58,373
Conversion of convertible note payable and related interest to Cisco Systems	—	—	3,298,773	3	59,292	—	—	—	—	59,295
Note receivable from stockholder to exercise stock options and related interest	—	—	2,216,666	2	3,656	(3,889)	—	—	—	(231)
Exercise of common stock warrants	—	—	348,904	1	59	—	—	—	—	60
Repurchase of common stock	—	—	(10,789)	(1)	(59)	—	—	—	—	(60)
Stock compensation related to grant of stock options to non-employees	—	—	—	—	350	—	—	—	—	350
Deferred stock compensation	—	—	—	—	28,009	—	(28,009)	—	—	—
Amortization of deferred compensation	—	—	—	—	(1,803)	—	28,441	—	—	26,638
Issuance of common stock in connection with acquisition	—	—	150,000	1	447	—	—	—	—	448
Donation of shares of common stock	—	—	10,000	—	100	—	—	—	—	100
Components of comprehensive loss	—	—	—	—	—	—	—	—
Net loss									(80,372)	(80,372)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	25		25

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(80,347)

Balance at June 30, 2001	—	$—	161,198,112	$161	$472,102	$(3,889)	$(17,554)	$25	$(112,838)	$338,007

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(CONTINUED FROM PREVIOUS PAGE)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Exercise of stock options	—	$—	5,318,528	$5	$6,849	$—	$—	$—	$—	$6,854
Issuance of common stock from ESPP	—	—	781,020	—	856	—	—	—	—	856
Note receivable from stockholder to exercise stock options and related interest	—	—	—	—	—	(6,947)	—	—	—	(6,947)
Repayment of note receivable from stockholder	—	—	—	—	—	65	—	—	—	65
Repurchase of common stock	—	—	(1,620,200)	(1)	(1,894)	—	—	—	—	(1,895)
Stock-based compensation expense	—	—	—	—	281	—	—	—	—	281
Amortization of deferred compensation	—	—	—	—	(7,696)	—	12,129	—	—	4,433
Cancellation of common stock in connection with acquisition	—	—	(800,000)	—	—	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(68,374)	(68,374)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	(15)	—	(15)
Unrealized gain on investments	—	—	—	—	—	—	—	16	—	16

Total comprehensive loss										(68,373)

Balance at June 30, 2002	—		$164,877,460	$165	$470,498	$(10,771)	$(5,425)	$26	$(181,212)	$273,281

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(68,374)	$(80,372)	$(24,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other special charges	16,260	—	—
Depreciation and amortization of property and equipment	13,013	9,806	1,231
Amortization of goodwill and intangible assets	168	5,035	1,375
Non-cash compensation expense	281	—	—
Amortization of deferred stock compensation	4,433	26,638	12,740
Amortization of discount/premium on short-term investments	(448)	—	—
Provision for excess and obsolete inventory	10,407	30,565	4,659
Loss (gain) on sale or disposal or sale of assets	(2,373)	813	—
Impairment of intangible assets	—	12,442	—
Acquired in-process research and development	—	793	7,020
Deferred tax assets	—	1,080	(1,080)
Sales and marketing expense related to the convertible
Sales and marketing expense related to the convertible note payable to Cisco Systems	—	8,824	—
Interest expense related to the convertible note payable to Cisco Systems	—	471	—
Interest income related to stockholder notes	(536)	29	—
Other	67	—	—
Change in assets and liabilities:
Accounts receivable	10,347	(7,078)	(8,087)
Inventories	4,781	(40,996)	(13,591)
Prepaid expenses and other assets	6,130	(4,527)	(3,118)
Other assets	(2)	(323)	(892)
Accounts payable	(6,132)	6,408	11,890
Accrued liabilities and accrued restructuring	11	12,438	5,679

Net cash used in operating activities	(11,967)	(17,954)	(7,076)

Cash flows from investing activities:
Purchases of short-term investments	(70,152)	—	—
Maturities of short-term investments	64,900	—	—
Proceeds from sales of assets	3,410	—	—
Purchase of property and equipment	(8,039)	(72,220)	(18,388)
Acquisitions	—	(1,012)	436

Net cash used in investing activities	(9,881)	(73,232)	(17,952)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(CONTINUED FROM PREVIOUS PAGE)

	Years Ended June 30,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	—	46,266
Proceeds from issuance of common stock	1,364	262,360	657
Repurchase of common stock	(1,895)	—	—
Proceeds from issuance of convertible note payable	—	50,000	—
Proceeds from borrowings under line of credit	1,268	1,013	135
Repayment of borrowings under line of credit	(2,416)	—	—
Repayment of capital lease obligations	(3,913)	(2,379)	(122)

Net cash (used in) provided by financing activities	(5,592)	310,994	46,936

Net (decrease) increase in cash and cash equivalents	(27,440)	219,808	21,908
Cash and cash equivalents, beginning of year	246,473	26,665	4,757

Cash and cash equivalents, end of year	$219,033	$246,473	$26,665

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$679	$628	$22

Cash paid during the period for income taxes	$—	$4,990	$—

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$1,252	$9,215	$1,808

Return of property and equipment	$10,052	$—	$—

Donation of property and equipment	$83	$—	$—

Deferred compensation (recovery) related to common stock option grants to employees	$—	$28,009	$27,221

Repurchase of common stock	$—	$60	$—

Common stock bonus	$—	$36	$—

Conversion of convertible preferred stock	$—	$58,373	$—

Conversion of convertible note payable and related interest to Cisco Systems	$—	$50,471	$—

Issuance of common stock in connection with acquisitions	$—	$448	$26,880

Issuance of common stock in connection with notes	$6,411	$3,658	$—

Unrealized gain on investments	$16	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—THE COMPANY:

The Company

Oplink Communications, Inc. (“Oplink” or the “Company”) designs, manufactures and markets fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company offers a broad line of products that increase the performance of optical networks and enable service providers and optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company markets our products worldwide to communications equipment providers. The Company’s bandwidth creation products increase the performance and capacity of fiber optic networks. The Company’s bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. The Company produces optical subsystems, integrated modules and fiber optic components for next-generation, all-optical dense wavelength division multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications.

The Company was incorporated in September 1995 and began selling its products in 1996. The Company is headquartered in San Jose, California and its primary manufacturing facility in Zhuhai, China established operations in April 1999. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

Risks and Uncertainties

The optical communications markets have recently experienced a severe downturn, resulting in a significant decline in the demand for the optical subsystems, integrated modules and components supplied by the Company and its competitors. Management believes it has the financial resources, and will take the necessary actions, to manage through this downturn. However, a prolonged downturn in the optical communications markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, any significant delays in the development or introduction of products or the occurrence or non-occurrence of other events could have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Initial Public Offering

In October 2000, the Company sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter’s over-allotment option, resulting in net proceeds to the Company of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one-basis. In addition, the note payable to Cisco Systems, Inc. and related interest was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

Merger

On August 16, 2002, the Company announced the results of its stockholder vote at the special meeting of Oplink stockholders held on August 15, 2002 with respect to the proposed merger between Oplink and Avanex Corporation (“Avanex”) and Oplink’s termination of the merger agreement with Avanex. These risks include, but are not limited to, adverse reactions from customers and suppliers, costs incurred by Oplink related to the proposed merger which must be paid even though the merger was not consummated, potential loss of key personnel, distraction of management from our ongoing business, delay in pursuing, or loss of, other strategic opportunities during the pendency of the proposed merger with Avanex, adverse reactions from some stockholders and the possibility of litigation arising out of, or in connection with, the termination of the merger agreement with Avanex.

Stock split

On August 18, 2000, the Board of Directors approved, and the stockholders subsequently approved in September 2000, a two-for-one stock split. The consolidated financial statements and all references to common stock and preferred stock contained in these consolidated financial statements and notes thereto give retroactive effect to the stock split.

Reincorporation

On July 12, 2000, the Company’s Board of Directors authorized the reincorporation of the Company in the State of Delaware. In September 2000 the stockholders approved the reincorporation and the Company reincorporated in Delaware. The Company is authorized to issue 400,000,000 shares of $0.001 par value common stock and 20,000,000 shares of $0.001 par value convertible preferred stock. The Board of Directors has the authority to issue the undesignated convertible preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value and shares of common stock and convertible preferred stock authorized, issued and outstanding at each balance sheet date presented, and for each period presented in the consolidated statement of stockholders’ deficit have been retroactively adjusted to reflect the reincorporation.

Fiscal Year

On January 1, 2001, the Company adopted a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. Fiscal years 2002, 2001 and 2000 consist of 52, 52 and 53 weeks, respectively.

Reclassification

Certain items previously reported in prior years’ financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shanghai Oplink Communications, Inc. (“Shanghai”), Zhuhai Free Trade Zone (“Zhuhai FTZ”) and Zhuhai Oplink Communications, Inc. (“Zhuhai”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, debt, commercial paper and short-term deposits.

Short-term investments

Short-term investments consist of municipal bonds with maturities of less than one year from the balance sheet date. Oplink’s short-term investments are classified as available-for-sale. These securities are carried at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. As of June 30, 2002, the cost of the Company’s short-term investments was $5.7 million and the related unrealized gain was $16,000.

Revenue recognition

The Company derives its revenue from the sale of fiber optic subsystems, integrated modules and components. Revenue from product sales is generally recognized upon shipment of the product provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue from sales to certain customers for which the terms of the sale includes an acceptance period is not recognized until after formal customer acceptance. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience.

Foreign currency translations

The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders’ equity. At June 30, 2002, 2001 and 2000, such amounts were not material. Realized gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under lines of credit and capital lease obligations approximate fair value because of their short maturities and/or variable interest rates. Short-term investments are reported at their fair market value based on quoted market prices.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Substantially all of the Company’s cash and cash equivalents, primarily composed of investments in money market funds, are maintained with three high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2002	2001	2000
Customer A	13%	*	*
Customer B	11%	*	*
Customer C	*	16%	32%
Customer D	*	12%	*
Customer E	*	18%	11%
Customer F	*	10%	16%
Customer G	*	*	11%

*	Less than 10%.

At June 30, 2002, two customers accounted for 26% and 10% of total accounts receivable, respectively. At June 30, 2001, three customers accounted for 55%, 13%, and 11% of total accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is subject to rapid technological changes that could have an adverse affect on its realization in future periods. The Company regularly assesses the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Long-lived assets

Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. If an asset being tested for recoverability was acquired in a business combination, the goodwill that arose in that business combination is included as part of the asset in determining recoverability. Goodwill is allocated to the asset being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangible assets acquired. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill shall be eliminated before making any reduction in the carrying amount of impaired long-lived assets and identifiable intangible assets. As discussed in NOTE 3, during the year ended June 30, 2001 Oplink recorded a charge of $12.4 million for the impairment of goodwill and purchased intangible assets related to the acquisition of Telelight Communication Inc. (“Telelight”). This charge is reflected in “Restructuring costs and other special charges” in the Consolidated Statement of Operations.

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

Research and development costs

Research and development costs are charged to operations as incurred.

Stock-based compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

Derivative financial instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. The Company has not entered into any derivative financial instrument contracts.

Comprehensive income

SFAS No. 130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

Net loss per common share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands except share and per share data):

	Years Ended June 30,
	2002	2001	2000
Numerator:
Net loss	$(68,374)	$(80,372)	$(24,902)

Denominator:
Weighted average shares outstanding	162,688,216	124,361,560	7,839,650

Net loss per share:
Basic and diluted	$(0.42)	$(0.65)	$(3.18)

The following tables sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

	Years Ended June 30,
	2002	2001	2000
Series A Preferred Stock	—	—	24,000,000
Series B Preferred Stock	—	—	30,770,016
Series C Preferred Stock	—	—	12,000,000
Series D Preferred Stock	—	—	21,333,328
Series E Preferred Stock	—	—	22,000,000
Warrants to purchase common stock	—	—	268,904
Warrants to purchase Series C	—	—	80,000
Options to purchase common stock	27,356,849	26,820,972	24,962,888

	27,356,849	26,820,972	135,415,136

Recently issued accounting standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is required to be adopted by the Company in the first quarter of the year ending June 30, 2003. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on its financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB Opinion No. 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company’s future accounting for its operations.

NOTE 3—RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES

The Company, like many of its peers in the communications industry, continues to be affected by the slowdown in telecommunications equipment spending. The Company’s revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million and ending with $7.7 million in the fiscal quarter ended  June 30, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further compared to the fiscal year ended June 30, 2002, putting downward pressure on margins and profits. Due to this decline in current business conditions, the Company continued to restructure its business and realigned resources to focus on monitoring costs, preserving cash, accelerating the planned move of manufacturing operations to China and focused on core opportunities. For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001 the restructuring plan included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition. The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge.

Worldwide workforce reduction

The worldwide workforce reductions started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, the Company recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the approximate 2,700 employee-planned reduction, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of June 30, 2002, approximately 2,296 employees had been terminated. The planned worldwide workforce reductions will be substantially completed by the end of the first quarter of calendar 2003.

Excess fixed assets, facilities and other special charges

The Company recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $1.2 million as of June 30, 2002, and has been included in prepaid expenses and other current assets. While the remaining assets with an original cost of $12.2 million removed from operations as of June 30, 2002, are being actively marketed, the Company expects the period of disposal to be an additional twelve months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, the Company incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values then we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544

Accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	9,679

Accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Provision for inventory

The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. This excess inventory charge was due to a sudden and material decline in backlog and forecasted revenue. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had accrued in accounts payable $9.0 million associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of the Company’s manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment totaling $9.0 million for a settlement fee of $500,000. Accordingly, the reduction in accounts payable and fixed assets is reflected as a non-cash item in the consolidated statement of cash flows.

NOTE 4—ACQUISITIONS:

Aurora acquisition

In June 2001, the Company acquired Aurora Associates and Aurora Photonics, Inc. (collectively “Aurora”). Aurora is a developer of acoustic-optic (“AO”) devices and systems. The transaction was accounted for as a purchase, and accordingly, the accompanying financial statements include the results of operations of Aurora subsequent to the acquisition date. The purchase price comprised $1,000,000 cash, 150,000 shares of common stock valued at $448,000, $60,000 of direct costs and $20,000 assumed liabilities. The total purchase price aggregated $1,528,000 and was allocated to tangible assets acquired of $68,000, identifiable intangible assets acquired of $499,000, goodwill of $168,000 and in-process research and development (“IP R&D”) of $793,000. Results of operations for fiscal 2001 would not have differed materially had the acquisition of Aurora occurred at the beginning of the period.

The IP R&D consisted of an AO variable optical attenuator (“VOA”) which will regulate optical signals; a fiber optic bypass switch (“FOS”) which will act as a temporary switch and can be used in conjunction with existing mechanical switches; a PIAO tunable filter (“PIAOTF”) which will be the first electronically chargeable filter; a portable optical spectrum analyzer (“POSA”) which will view various wavelengths and indicate events on a real-time basis; a dynamic fiber amplifier equalizer (“DFAE”) which will balance the signals inside the fiber before transmission to the amplifier; and a reconfigurable optical add-drop multiplexer (“OADM”) which will allow the user to electronically change ports, wavelengths and fiber on demand. As of the date of acquisition, these products had not yet reached technological feasibility and had no alternative future use.

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

Telelight acquisition

In April 2000, the Company acquired Telelight Communication Inc. (“Telelight”) in a merger transaction accounted for as a purchase business combination. The purchase price comprised 13,440,000 shares of common stock valued at $26,880,000 and $200,000 of acquisition costs. The total purchase price aggregated $27,080,000 and was allocated to tangible assets acquired of $1,043,000, identifiable intangible assets acquired of $7,395,000, goodwill of $14,580,000, deferred tax liability of $(2,958,000) and IP R&D of $7,020,000. As part of the Company’s restructuring plan, the Company elected to abandon the technology associated with Telelight. As a result, the Company recorded a charge of $12.4 million related to the impairment of goodwill and purchased intangible assets representing 100% of the remaining value of the Telelight acquisition.

NOTE 5—BALANCE SHEET COMPONENTS (IN THOUSANDS):

	June 30,
	2002	2001
Accounts receivable
Accounts receivable	$7,535	$18,054
Less: Allowance for doubtful accounts	(704)	(876)

	$6,831	$17,178

Prepaid expenses and other assets
Prepaid expenses	$2,371	$8,501
Assets held for sale	1,200	—

	$3,571	$8,501

Inventories:
Raw materials	$23,500	$24,963
Work-in-process	10,688	16,723
Finished goods	7,964	7,187

	42,152	48,873
Less: Reserves for excess and obsolete inventory	(35,601)	(27,134)

	$6,551	$21,739

Property, plant and equipment:
Computer equipment and software	$64,994	$88,002
Leasehold improvements	14,613	4,866
Construction in progress	1,955	10,457

	81,562	103,325
Less: Accumulated depreciation and amortization	(21,830)	(11,239)

	$59,732	$92,086

Property, plant and equipment includes $12,130,000 of computer equipment and internal-use software under capital leases at June 30, 2002. Accumulated depreciation of assets under capital leases totaled $4,138,000 at June 30, 2002.

	June 30,
	2002	2001
Accrued liabilities:
Payroll and related expenses	$1,579	$2,286
Accrued sales commission	2,002	2,746
Accrued warranty	1,200	2,045
Accrued restructuring costs	4,355	2,820
Other	4,180	7,008

	$13,316	$16,905

NOTE 6—INCOME TAXES:

Consolidated loss before income taxes includes non-U.S. loss of approximately $2,130,000 and $1,224,000 for the years ended June 30, 2002 and June 30, 2001, respectively. No current or deferred provision has been provided in the current year due to the Company’s current tax loss position.

The components of the provision for income taxes are as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Current tax expense:
Federal	$—	$(850)	$850
State	—	(230)	230
Foreign	—	—	—

	—	(1,080)	1,080

Deferred tax benefit:
Federal	$—	$850	$(850)
State	—	230	(230)
Foreign	—	—	—

	—	1,080	(1,080)
	$—	$—	$—

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2002	2001
Deferred tax assets:
Accruals and reserves	$26,766	$13,933
Net operating loss carryforwards	20,223	1,716
Research and development credit carryforwards	2,615	2,326

Gross deferred tax assets	49,604	17,975
Valuation allowance	(49,604)	(17,975)

Net deferred tax assets	$—	$—

Deferred tax liability:
Deferred tax liability arising from the acquisition	$—	$(2,958)

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	June 30,
	2002	2001	2000
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(7)	(4)	(1)
Research credit carryforward	(1)	(1)	(1)
Stock compensation	2	13	17
In-process research and development	—	—	10
Impairement of intangible assets	—	6	—
Nondeductible goodwill	—	2	1
Increase in valuation allowance	38	19	8
Other	2	(1)	—

Provision for taxes	—%	—%	—%

Based on available objective evidence at June 30, 2002, management believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

At June 30, 2002, the Company had approximately $53.8 million of federal and $33.0 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continues for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years. Zhuhai Oplink’s tax holiday expired on December 31, 2001. No other subsidiary has utilized the tax holidays.

NOTE 7—STOCKHOLDER’S EQUITY

Authorized shares

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 400,000,000 shares of common stock.

The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of June 30, 2002. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Warrants

During March 2001, the holders of warrants to purchase shares of common stock and series C convertible preferred stock exercised their right to purchase such shares at $0.1488 and $0.25 per share, respectively.

Purchase Rights Plan

On March 18, 2002, the Board of Directors of Oplink approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of Oplink. The dividend was paid on April 3, 2002 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $16.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink’s common stock (a “15% holder”) or 10 business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a 15% holder.

If a person or group becomes a 15% holder, then each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Oplink’s common stock having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder Oplink is involved in certain business combination transactions, each Right (other than Rights which have previously been voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, after a person or group becomes a 15% holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Oplink’s common stock. The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

Stock Option Plans

In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provide for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan and 1998 Plan, options to purchase 6,000,000 and 33,800,000 shares of common stock, respectively, were authorized for grant. These plans were terminated in October 2000 with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for grant of 20,000,000 stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, and nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of  1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or generally 90 days after termination as an employee of the Company. The number of shares of common stock reserved for issuance will automatically be increased on each January 1 beginning on January 1, 2001 by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. Shares of common stock, which are covered by a stock option grant under the 1995 and 1998 Plan without having been exercised will be added to the reserve of the 2000 Plan. Over the ten-year term of the 2000 Plan, no more than 50,000,000 shares may be reserved for issuance pursuant to the exercise of incentive stock options.

The 2000 Equity Incentive Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to its non-employee directors. Beginning in 2001, on the day after the Company’s annual stockholders’ meeting, any person who is then a non-employee director and who is elected at such annual meeting will automatically be granted an option to purchase 72,000 shares of common stock. These grants will vest on a monthly basis over a three-year period. Any non-employee director who is elected or appointed to the board during a three-year term will automatically be granted an option to purchase a pro rata portion of shares based on the number of months remaining in the term.

During the years ended June 30, 2002, 2001 and 2000, in connection with the granting of stock options to employees and members of the Board of Directors with exercise prices subsequently determined to be below fair value, the Company recorded deferred stock compensation aggregating $281,000, $28,009,000 and $27,221,000 respectively. These amounts are being amortized into expense over the vesting period of the related options, generally four years, using the method set out in FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This results in higher compensation expense in the earlier vesting periods of the related options. Amortization expense associated with deferred stock compensation totaled $4,714,000 for the year ended June 30, 2002, $26,638,000 for the year ended June 30, 2001 and $12,740,000 for the year ended June 30, 2000.

Information with respect to 1995, 1998 and 2000 stock option plan activity for the three years ended June 30, 2002 is set forth below:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, June 30, 1999	13,448,168	23,111,832	$0.0454
Options granted	(16,828,800)	16,828,800	1.3187
Options exercised		(8,737,878)	0.1335
Options canceled	6,239,866	(6,239,866)	0.2266

Balance, June 30, 2000	2,859,234	24,962,888	$0.8278
Options authorized during fiscal 2001	32,169,921
Options granted	(15,174,309)	15,174,309	6.9889
Options exercised		(6,954,245)	0.6777
Options canceled	6,361,980	(6,361,980)	4.5113

Balance, June 30, 2001	26,216,826	26,820,972	$3.4787
Options authorized during fiscal 2002	16,969,704
Options granted	(13,449,995)	13,449,995	1.1451
Options exercised		(5,318,528)	1.2880
Options canceled	7,595,590	(7,595,590)	4.7264

Balance, June 30, 2002	37,332,125	27,356,849	$2.4109

As of June 30, 2002, the options outstanding and exercisable under the 1995, 1998 and 2000 Plans are presented below:

	Options Outstanding at June 30, 2002			Options Vested and Exercisable at June 30, 2002
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.0000–$2.4500	17,725,789	7.9	$ 0.8651	6,295,541	$ 0.5990
$2.4501–$4.9000	4,999,492	7.4	2.6936	2,897,726	2.7140
$4.9001–$7.3500	3,447,199	7.4	5.4664	2,116,268	5.4933
$7.3501–$9.8000	332,703	6.9	8.7208	173,989	8.7782
$9.8001–$12.250	—	0.0	—	—	—
$12.2501–$14.700	2,500	8.6	12.5625	832	12.5625
$14.7001–$17.150	419,000	8.1	15.0477	188,827	15.0397
$17.1501–$19.600	130,000	8.5	18.1875	48,749	18.1875
$19.6001–$22.050	82,500	8.3	19.9375	29,213	19.9375
$22.0501–$24.500	217,666	0.3	23.2577	217,092	23.2525

	27,356,849	7.7	$ 2.4109	11,968,237	$ 2.8538

Notes Receivable

In April and November 2001, a director borrowed from the Company, pursuant to three full recourse promissory notes, the aggregate principal amount of $10,068,751. The principal amount borrowed was $3,657,500 on April 3, 2001 at an annual interest rate of 8.0%, $828,750 on November 27, 2001 at an annual interest rate of 6.5%, and $5,582,501 on November 28, 2001 at an annual interest rate of 6.5%. Interest income related to these notes of $536,000 was recorded in fiscal 2002. Originally, these promissory notes provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable on the fifth anniversary of the respective dates of issuance. The promissory notes also provided for acceleration of their maturity dates upon the demand of the Board of Directors or upon the termination of service to the Company. These promissory notes were amended on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest will now become due and payable in full on March 19, 2007. The notes are secured each by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this director. The notes are recorded as a component of stockholders’ equity.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which has a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the former executive officer. The note is secured by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this executive officer. The note is recorded as a component of stockholders’ equity.

Repurchase of Common Stock

On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of June 30, 2002 repurchases of $1.9 million have been made under this program.

Pro forma stock-based compensation

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss for the years ended June 30, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Net loss:
As reported	$(68,374)	$(80,372)	$(24,902)

Pro forma	$(86,876)	$(93,522)	$(28,329)

Net loss per common share—basic and diluted:
As reported	$(0.42)	$(0.65)	$(3.18)

Pro forma	$(0.53)	$(0.75)	$(3.61)

The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Years Ended June 30,
	2002	2001	2000
Risk-free interest rate	5.36%	5.50%	6.47%
Expected life of option	4	4	5
Expected dividends	0%	0%	0%
Volatility	70%	70%	60%

Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

2000 Employee Stock Purchase Plan

In July 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which authorizes the issuance of 4,000,000 shares of its common stock pursuant to purchase rights granted to employees or to employees of any of its affiliates. The number of shares reserved for issuance under the Purchase Plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 20,000,000 shares may be issued during the term of the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of June 30, 2002, 911,777 shares had been issued under the Purchase Plan at an average price of $1.487 per share.

NOTE 8—RELATED PARTY TRANSACTIONS:

Investor Rights Agreement

The Company has an agreement with the former holders of its preferred stock, including entities with which its directors are affiliated, that provides these stockholders certain rights relating to the registration of their shares of common stock issued upon conversion of the preferred stock. These rights survived the Company’s initial public offering and will terminate no later than eight years after the closing date.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements and its certificate of incorporation and bylaws require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

Loan to Officer

In August, 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. The note is recorded as a component of other assets.

Sales to Investors

Beginning from July 1, 1998, the Company sold products to a customer who was also one of the shareholders of the Company’s Series D preferred stock, which converted to common stock simultaneously with the close of the Company’s initial public offering. Total revenues from sales to this customer were $1,453,000, $8,280,000 and $524,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company sold products to Cisco Systems, Inc. who, in August 2000, provided the Company $50,000,000 cash in exchange for a note payable. Upon the closing of the Company’s initial public offering, the note payable was converted into 3,298,773 shares of common stock. Total revenues from sales to Cisco Systems, Inc. were $2,452,000, $11,485,000 and $1,391,000 for the years ended June 30, 2002, 2001 and 2000 respectively.

Purchases from vendors

The Company purchased $293,000 of software and related support in the year ended June 30, 2001, from a vendor whose board of directors shares with the Company’s Board of Directors three common board members. In addition, one of the vendor’s executive officers is on the Company’s Board of Directors.

The Company received $20,000 and $1,500 of legal services in 2002 and 2001, respectively, from a firm whose partner is a director of the Company.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Line of Credit

In July 2001, the Company entered into a credit agreement, which provides for borrowings of up to $3,624,000 for working capital purposes. The borrowings bear interest at 5.85% per annum and are secured by certain assets of the Company. At June 30, 2002, there are no outstanding borrowings under this agreement.

Operating Leases

The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases, including operating leases entered into subsequent to June 30, 2002, are as follows (in thousands):

Year Ending June 30,
2003	$4,318
2004	4,351
2005	3,553
2006	1,289
2007	1,180
Thereafter	1,912

$16,603

Rent expense for all operating leases was approximately $2,758,000, $4,079,000 and $569,000 in 2002, 2001 and 2000, respectively.

Capital Leases

During fiscal 2002, the Company entered into six additional capital leases for equipment in the amount of $1,252,000 with interest accruing at the rate of 8.30% per annum.

Future minimum lease payments for all capital leases are as follows (in thousands):

Year Ending June 30,
2003	$4,606
2004	1,530
2005	93

Total minimum lease payments	6,229
Less: Amount representing interest	(368)

Present value of capital lease obligations	5,861
Current portion of capital lease obligations	4,291

Capital lease obligations, non current	$1,570

Litigation

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Cases”). On August 8, 2001, all of the above-referenced lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer the complaint, and no discovery has been served on us.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. In July 2002, the issuers, officers and directors named in the IPO Cases filed a motion to dismiss the claims against them. The Company joined in that motion. However, the Court is not expected to decide the motion until late 2002 or early 2003. We believe that this lawsuit is without merit and intend to defend against it vigorously.

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 10—SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The breakdown of sales by geographic customer destination and property plant and equipment, net are as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Sales:
United States	$19,676	$101,761	$30,974
Europe	10,881	17,626	4,046
Asia	6,378	5,714	2,312
Other	1,004	6,714	1,716

Totals	$37,939	$131,815	$39,048

	June 30,
	2002	2001
Property, plant, and equipment, net:
United States	$17,793	$45,877
People’s Republic of China	41,939	46,209

Totals	$59,732	$92,086

NOTE 11—401(K) PLAN:

In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
    Oplink Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated September 26, 2002, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
September 26, 2002

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts
For the years ended June 30, 2002, 2001 and 2000

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended June 30, 2002	$876	$(69)	$103	$704
Year Ended June 30, 2001	$562	$330	$16	$876
Year Ended June 30, 2000	$184	$378	$—	$562

Inventory reserve
Year Ended June 30, 2002	$27,134	$10,407	$1,940	$35,601
Year Ended June 30, 2001	$4,459	$30,565	$7,890	$27,134
Year Ended June 30, 2000	$401	$4,659	$601	$4,459

Accrued restructuring costs
Year Ended June 30, 2002	$4,544	$28,908	$23,773	$9,679
Year Ended June 30, 2001	$—	$18,177	$13,633	$4,544
Year Ended June 30, 2000	$—	$—	$—	$—

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.