Form 10-Q
period 2002-09-30
OPLINK COMMUNICATIONS INC
filed 2002-11-13
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒        No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of November 6, 2002 was 162,678,738.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2002	2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$203,986	$219,033
Short-term investments	16,938	5,716
Accounts receivable, net	4,670	6,831
Inventories	5,985	6,551
Prepaid expenses and other assets	2,828	3,571

Total current assets	234,407	241,702
Property, plant and equipment, net	56,946	59,732
Intangible assets	473	500
Other assets	1,260	1,260

Total assets	$293,086	$303,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,193	$5,412
Accrued liabilities	11,739	13,316
Current portion of capital lease obligations	3,947	4,291

Total current liabilities	22,879	23,019
Capital lease obligations, non current	875	1,570
Accrued restructuring, non current	4,875	5,324

	28,629	29,913

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock	164	165
Additional paid-in capital	471,651	472,393
Treasury stock	(2,557)	(1,895)
Notes receivable from stockholders	(10,947)	(10,771)
Deferred stock compensation	(3,941)	(5,425)
Accumulated other comprehensive income	14	26
Accumulated deficit	(189,927)	(181,212)

Total stockholders’ equity	264,457	273,281

Total liabilities and stockholders’ equity	$293,086	$303,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues	$6,033	$10,016
Cost of revenues:
Cost of revenues	7,516	22,415
Non-cash compensation expense (recovery)	102	(426)

Total cost of revenues	7,618	21,989

Gross loss	(1,585)	(11,973)

Operating expenses:
Research and development:
Research and development	3,070	3,754
Non-cash compensation (recovery) expense	(121)	92

Total research and development	2,949	3,846

Sales and marketing:
Sales and marketing	1,672	1,952
Non-cash compensation expense	85	111

Total sales and marketing	1,757	2,063

General and administrative:
General and administrative	1,642	2,196
Non-cash compensation expense	666	847

Total general and administrative	2,308	3,043

Restructuring costs and other special charges	—	25,643
Merger fees	1,110	—
Amortization of intangible and other assets	26	42

Total other operating expenses	1,136	25,685

Total operating expenses	8,150	34,637

Loss from operations	(9,735)	(46,610)
Interest and other income (expense), net	1,020	1,569

Net loss	$(8,715)	$(45,041)

Basic and diluted net loss per share	$(0.05)	$(0.28)

Basic and diluted weighted average shares outstanding	164,767	161,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,715)	$(45,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other special charges	—	16,260
Depreciation and amortization of property and equipment	3,319	3,505
Amortization of goodwill and intangible assets	26	42
Amortization of deferred stock compensation	732	624
Provision for excess and obsolete inventory	—	10,407
Loss on disposal of assets	133	—
Interest income related to stockholder notes	(176)	—
Other	(16)	5
Change in assets and liabilities:
Accounts receivable	2,161	5,300
Inventories	566	2,128
Prepaid expenses and other asssets	707	4,904
Accounts payable	1,369	(7,165)
Accrued liabilities and accrued restructuring	(2,026)	3,164

Net cash used in operating activities	(1,920)	(5,867)

Cash flows from investing activities:
Purchases of short-term investments	(16,917)	(26,074)
Maturities of short-term investments	5,700	—
Proceeds from sales of assets	36	—
Purchase of property and equipment	(254)	(1,608)

Net cash used in investing activities	(11,435)	(27,682)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	53
Repurchase of common stock	(662)	—
Proceeds from borrowings under line of credit	—	1,268
Repayment of capital lease obligations	(1,039)	(915)

Net cash (used in) provided by financing activities	(1,692)	406

Net decrease in cash and cash equivalents	(15,047)	(33,143)
Cash and cash equivalents, beginning of period	219,033	246,473

Cash and cash equivalents, end of period	$203,986	$213,330

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$110	$222

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$541

Return (acquisition) of property and equipment	$(412)	$5,370

Forfeiture of common stock option grants	$(126)	$(1,789)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) designs, manufactures and markets fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company offers a broad line of products that increase the performance of optical networks and enable service providers and optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company markets its products worldwide to communications equipment providers. The Company’s bandwidth creation products increase the performance and capacity of fiber optic networks. The Company’s bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. The Company produces optical subsystems, integrated modules and fiber optic components for next-generation, all-optical dense wavelength division multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications. Additionally, the Company plans to expand its operations to include an integrated Optical Manufacturing Service (“OMS”). This OMS will be offered to its global customers for the production of optical subsystems and turn-key solutions.

The Company was incorporated in September 1995 and began selling its products in 1996. The Company is headquartered in San Jose, California and its primary manufacturing facility in Zhuhai, China established operations in April 1999. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

2. Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. Fiscal year 2003 will consist of 52 weeks.

In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2002, the results of its operations for the three-month periods ended September 30, 2002 and 2001 and its cash flows for the three-month periods ended September 30, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3. Net Loss Per Share. The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of preference shares, warrants and the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2002	2001
Numerator:
Net loss	$(8,715)	$(45,041)

Denominator:
Weighted average shares outstanding	164,767	161,343

Net loss per share:
Basic and diluted	$(0.05)	$(0.28)

Antidilutive securities including options, warrants and preferred shares not included in net loss per share calculation	26,093	26,358

4. Comprehensive Loss. SFAS No. 130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

The reconciliation of net loss to comprehensive loss for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Net loss	$(8,715)	$(45,041)
Unrealized gain (loss) on investments	(16)	52
Change in cumulative translation adjustments	4	1

Total comprehensive loss	$(8,727)	$(44,988)

5. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	June 30,
	2002	2002
Inventories:
Raw materials	$21,501	$22,849
Work-in-process	7,556	7,732
Finished goods	7,027	6,560

	36,084	37,141
Less: Reserves for excess and obsolete inventory	(30,099)	(30,590)

	$5,985	$6,551

6. Restructuring Costs and Other Special Charges. The Company, like many of its peers in the communications industry, continues to be affected by the slowdown in telecommunications equipment spending. The Company’s revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million and ending with $6.0 million in the fiscal quarter ended September 30, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting further downward pressure on margins and profits. Due to this decline in current business conditions, the Company continued to restructure its business and realigned resources to focus on monitoring costs, preserving cash, accelerating the planned move of manufacturing operations to China and focusing on core opportunities. For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the Company’s restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Company’s acquisition of Telelight, which it completed in April 2000. The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge during the period from the fourth quarter of fiscal 2001 to the first quarter of fiscal 2003. The Company is currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Worldwide workforce reduction

The worldwide workforce reductions in connection with the Company’s initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, the Company recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of September 30, 2002, approximately 2,672 employees had been terminated. The Company expects that the planned worldwide workforce reductions in connection with the Company’s initial plans will be substantially completed by the end of the second quarter of fiscal 2003. The Company is currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Excess fixed assets, facilities and other special charges

The Company recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $1.2 million as of June 30, 2002, and has been included in prepaid expenses and other current assets. While the remaining assets with an original cost of $12.0 million removed from operations as of September 30, 2002, are being actively marketed, the Company expects the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, the Company incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values then we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory. The Company is currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544

Accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Provision for inventory

The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three months ended September 30, 2002. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had accrued accounts payable of $8.6 million associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of the Company’s manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and fixed assets of $(412,000) and $5.4 million in the three months ended September 30, 2002 and September 30, 2001, respectively, is reflected as a non-cash item in the consolidated statement of cash flows.

7. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of September 30, 2002, repurchases of $2.6 million have been made under this program.

8. Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on the Company’s financial position, results of operations or cash flows.

9. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Cases”). On August 8, 2001, the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of

New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, the Company has not been required to answer the complaint, and no discovery has been served on the Company.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Cases on July 15, 2002, as to which the Company does not expect a decision until late in calendar 2002. On October 9, 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on the Company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company’s business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company’s Form 10-K as filed with the SEC on September 30, 2002.

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

Additionally, we plan to expand our operations to include an integrated Optical Manufacturing Service (“OMS”). This OMS will be offered to our global customers for the production of optical subsystems and turn-key solutions.

We generate substantially all of our revenues from the sale of fiber optic subsystems, integrated modules and components. To date, we have developed over 120 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, DWDMs and multiplexers.

During the three months ended September 30, 2002 as compared to the prior three months ended June 30, 2002, our revenues decreased by 22% to $6.0 million and our headcount was reduced by 376 people, or 27%. During the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, our revenues decreased by 40% to $6.0 million and our headcount was reduced by 537 people, or 34%. During the fiscal year ended June 30, 2002 as compared to the prior fiscal year ended June 30, 2001, our revenues decreased by 71% to $37.9 million, our headcount was reduced by 1,471 people, or 51% of our workforce, substantially all of our manufacturing operations were moved to China and we further reduced our cost structure to respond to the significantly lower revenues than previously experienced by us due to the severe downturn in the market for fiber optic subsystems, integrated modules and components. The fiber optics industry has been in a significant period of consolidation following a dramatic slowdown in capital spending since late in calendar 2001 by carriers faced with substantial excess bandwidth capacity and high levels of corporate debt. Beginning in late calendar 2001, as the industry entered its downturn and consolidation phase, various customers canceled existing orders with us. We incurred substantial costs associated with excess and obsolete inventory, workforce reduction, canceled orders, excess fixed assets, excess facilities and other special charges.

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

NON-CASH COMPENSATION EXPENSE. Prior to our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through September 30, 2002, we recorded aggregate deferred stock compensation, net of cancellations, of approximately $58.7 million, of which $732,000, $4.7 million, $26.6 million and $12.7 million was expensed during the three months ended September 30, 2002, and the fiscal years ended June 30, 2002, 2001 and 2000, respectively. While this expense has increased our net loss, it has had no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in FASB Interpretation No. (“FIN”) 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants are amortized over the vesting period as set forth in FIN 28.

In October 2000, we sold 15,755,000 shares of common stock in an underwritten initial public offering, including 2,055,000 shares of common stock issued pursuant to the exercise of the underwriter’s over-allotment option, resulting in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. Simultaneously with the closing of the public offering, 110,103,344 shares of convertible preferred stock were converted to shares of common stock on a one-for-one basis. In addition, the note payable to Cisco Systems and the related interest expense was converted into 3,298,773 shares of common stock at a conversion price of $15.30 per share, or 85% of the public offering price of $18.00 per share. The discount feature of this convertible note payable resulted in a charge of $8.8 million, recorded as sales and marketing expense in the quarter ended December 31, 2000.

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

Warranty Obligations

We provide reserves for the estimated costs of product warranties at the time revenue is recognized based on our historical experience of known product failure rates and expected material and labor costs to provide warranty services. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from estimates, we may be required to record additional warranty reserves. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. Allowance for doubtful accounts for estimated losses are maintained in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience.

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

Results of Operations

Revenues. Revenues decreased $4.0 million, or 40%, from $10.0 million for the three months ended September 30, 2001 to $6.0 million for the three months ended September 30, 2002. The decrease was primarily due to decreased shipments of all our products, including our wavelength expansion products, optical amplification products and optical switching products to existing and new customers, and decreases in the average selling prices of our wavelength expansion products, specifically our dense wavelength division multiplexers. The decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. The decreases in the average selling prices were primarily due to declining market demand. Further declines in shipments and average selling prices are anticipated through the remainder of the fiscal year ending June 30, 2003.

During the three months ended September 30, 2002 as compared to the prior three months ended June 30, 2002, we reduced our headcount by 376 people, or 27%. During the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, we reduced our headcount by 537 people, or 34%. During the fiscal year ended June 30, 2002 as compared to the prior fiscal year ended June 30, 2001, we reduced our headcount by 1,471 people, or 51% of our workforce, moved substantially all of our manufacturing operations to China and further reduced our cost structure to respond to the significantly lower revenues than we previously anticipated. We expect to continue to implement programs to improve manufacturing yields and reduce costs. There is no certainty that these programs will be successful to offset the reduced shipments to customers and declining average selling prices. Future additional actions by us in response to reduced shipments to customers and declining average selling prices will include further reductions in headcount, transitioning the majority of our current research and development in the United States to China, which is anticipated to result in lower cost structures, and further consolidation of assets and facilities. Our visibility continues to be limited with respect to telecommunications equipment providers. We will continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

Gross Loss. The following table summarizes gross margin as a percentage of revenue (in thousands, except percentages):

	Three Months Ended September 30,
	2002		2001
Revenue	$6,033	100.0%	$10,016	100.0%
Gross loss	$(1,585)	-26.3%	$(11,973)	-119.5%
Calculation of gross loss excluding special items:
Non-cash compensation expense (recovery)	102	1.7%	(426)	-4.3%
Provision for excess inventory	—	0.0%	10,407	103.9%

Gross loss excluding special items	$(1,483)	-24.6%	$(1,992)	-19.9%

Gross loss. Gross loss decreased $10.4 million, or 87%, from a gross loss of $12.0 million for the three months ended September 30, 2001 to a gross loss of $1.6 million for the three months ended September 30, 2002. This resulted in a decrease in gross loss from (119.5%) to (26.3%). Our gross margin for the three months ended September 30, 2002, was negatively impacted by $102,000 non-cash compensation expense. Our gross margin for the three months ended September 30, 2001, was negatively impacted by the $10.4 million excess inventory charge, partially offset by a credit of $426,000 in non-cash compensation benefit. Excluding special items of $(426,000) and $102,000 for the three month period ended September 30, 2001 and 2002, respectively, this resulted in an decrease in our gross loss of $509,000, or 25.6%, from a gross loss of $2.0 million for the three months ended September 30, 2001 to a gross loss of $1.5 million for the three months ended September 30, 2002. In addition to the special items, our gross margin increased due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China partially offset by higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer. We are continuing to implement programs that we believe will further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin.

Research and Development. Research and development expenses, including non-cash compensation expense, decreased $897,000, or 23%, from $3.8 million for the three months ended September 30, 2001 to $2.9 million for the three months ended September 30, 2002. Research and development expenses, excluding non-cash compensation expense (recovery) of $92,000 and $(121,000) for the three months ended September 30, 2001 and 2002, respectively, decreased $684,000, or 18%, from $3.8 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. The decrease in research and development expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and assets. We expect our research and development expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs and transition research and development to China.

Sales and Marketing. Sales and marketing expenses, including non-cash compensation expense, decreased $306,000, or 15%, from $2.1 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002. Sales and marketing expenses, excluding non-cash compensation expense of $111,000 and $85,000 for the three months ended September 30, 2001 and 2002, respectively, decreased $280,000, or 14%, from $2.0 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. The decrease in sales and marketing expenses was primarily due to cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and lower commissions paid to our internal and external sales representatives associated with decreased revenues. We expect our sales and marketing expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs.

General and Administrative. General and administrative expenses, including non-cash compensation expense, decreased $735,000, or 24%, from $3.0 million for the three months ended September 30, 2001 to $2.3 million for the three months ended September 30, 2002. General and administrative expenses, excluding non-cash compensation expense of $847,000 and $666,000 for the three months ended September 30, 2001 and 2002, respectively, decreased $554,000, or 25%, from $2.2 million for the three months ended September 30, 2001 to $1.6 million for the three months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to cost savings associated with the worldwide workforce reduction and a reduction in our legal fees. We expect our general and administrative expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs.

Non-Cash Compensation Expense. From July 1, 1998 through September 30, 2002, we recorded an aggregate of $58.7 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense increased $108,000, or 17%, from $624,000 for the three months ended September 30, 2001 to $732,000 for the three months ended September 30, 2002. The increase in deferred non-cash compensation was primarily due to a higher rate of stock option cancellations during the three months ended September 30, 2001 as compared to the three months ended September 30, 2002 .

Restructuring Costs and Other Special Charges. We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million and ending with $6.0 million in the fiscal quarter ended September 30, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting downward pressure on margins and profits. Due to this decline in current business conditions, we continued to restructure our business and realigned resources to focus on monitoring costs, preserving cash, accelerating the planned move of manufacturing operations to China and focusing on core opportunities. For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001 our restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight, which we completed in April 2000. The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge during the period from the fourth quarter of fiscal 2001 to the first quarter of fiscal 2003. We are currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Worldwide workforce reduction

Our worldwide workforce reductions started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, we recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of September 30, 2002, approximately 2,672 employees had been terminated. We expect that the planned worldwide workforce reductions in connection with our initial plans will be substantially completed by the end of the second quarter of fiscal 2003. We are currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Excess fixed assets, facilities and other special charges

We recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $1.2 million as of June 30, 2002, and has been included in prepaid expenses and other current assets. While the remaining assets with an original cost of $12.0 million removed from operations as of September 30, 2002 are being actively marketed, we expect the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, we incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2009. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory. We are currently planning to incur additional restructuring costs and other special charges beginning in the second quarter of fiscal 2003.

Summary

A summary of the restructuring costs and other special charges is outlined as follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities And Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544

Accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Provision for inventory

We recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three months ended September 30, 2002. We evaluate the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that we would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, we had accrued accounts payable of $8.6 million associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of our manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and fixed assets of $(412,000) and $5.4 million in the three months ended September 30, 2002 and September 30, 2001, respectively, is reflected as a non-cash item in the consolidated statement of cash flows.

Merger Fees. In connection with the terminated merger between Oplink and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.1 million and $1.8 million in merger fees for the three months ended September 30, 2002 and the fiscal year ended June 30, 2002, respectively.

Interest and Other Income, Net. Interest and other income, net, decreased $549,000 from $1.6 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal quarter’s loss in operations, investing outlays for capital purchases, financing outlays relating to repurchase of common stock and repayment of capital lease obligations.

Provision for Income Taxes. We have recorded a gross deferred tax asset of $49.6 million as of September 30, 2002, which is net of a valuation allowance that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2003, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds and proceeds from exercise of stock options, employee stock purchase plan and warrants, partially offset by common stock repurchases, which totaled approximately $806,000 through September 30, 2002. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of September 30, 2002, we had cash, cash equivalents and short-term investments of $220.9 million and working capital of $211.5 million.

Our operating activities used cash of $1.9 million in the three months ended September 30, 2002. Cash used in operating activities was primarily attributable to a net loss incurred during the three months ended September 30, 2002 of $8.7 million and decreases in accrued liabilities and accrued restructuring of $2.0 million. These amounts were partially offset by decreases in accounts receivable of $2.2 million, inventories of $566,000 and prepaid expenses of $707,000, an increase in accounts payable of $1.4 million, depreciation and amortization expense of $3.3 million and non-cash compensation expense of $732,000.

Our investing activities used cash of $11.4 million in the three months ended September 30, 2002 primarily due to the purchases of short-term investments of $16.9 million and property and equipment of $254,000 partially offset by maturities of short-term investments of $5.7 million and proceeds from sales of assets of $36,000. During the remaining nine months of fiscal 2003, we expect to use approximately $3.0 million for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $1.7 million in the three months ended September 30, 2002 primarily due to our repurchase of common stock of $662,000 and repayment of capital lease obligations of $1.0 million.

Our principal source of liquidity at September 30, 2002 consisted of $220.9 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by us on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on July 1, 2002, did not have a material impact on our financial position, results of operations or cash flows.

RISK FACTORS

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $8.7 million for the fiscal quarter ended September 30, 2002, and $68.4 million, $80.4 million and $24.9 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We have not achieved profitability on a quarterly basis. As of September 30, 2002, we had an accumulated deficit of $189.9 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers together, although not the same ten customers, accounted for 73%, 73% and 83% of our revenues in the three months ended September 30, 2002, and the fiscal years ended June 30, 2002 and 2001, respectively. Nortel Networks Corporation accounted for revenues greater than 10% in the three months ended September 30, 2002. Siemens AG and Marubun Corporation each accounted for revenues greater than 10% for the fiscal year ended June 30, 2002, and Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001. Lucent Technologies, Inc., Sycamore Networks, Inc., JDS Uniphase Corporation and Agere Systems Inc., each accounted for revenues greater than 10% for the fiscal year ended June 30, 2000. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO

QUARTER, AND THEREFORE, MAY VARY FROM INVESTORS’ EXPECTATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DROP.

It is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	cancellations of orders and shipment rescheduling;

•	our ability to successfully improve our manufacturing capability in our facilities in China;

•	the availability of raw materials used in our products and increases in the price of these raw materials;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality we require;

•	our ability to achieve acceptable production yields in China;

•	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

•	the mix of products and the average selling prices of the products we sell;

•
competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic subsystems, integrated modules and components market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

•	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. Moreover, if we experience difficulties in any of these areas, our operating results could be significantly and adversely affected and our stock price could decline. Also, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors, which could cause our stock price to fall.

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING A SIGNIFICANT ECONOMIC DOWNTURN, AS WELL AS RAPID CONSOLIDATION AND REALIGNMENT AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS AT HISTORICAL RATES, THEREBY REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the first quarter of fiscal 2003 and the first quarter, second quarter, third quarter and fourth quarter of fiscal 2002, our revenues decreased 21.7% and 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the seven quarters ended September 30, 2002, we experienced such delays. In the third and fourth quarter of fiscal 2001, the first, second, third and fourth quarters of fiscal 2002 and the first quarter of fiscal 2003, our loss from operations was $25.2 million, $29.4 million, $45.0 million, $6.7 million, $8.4 million, $8.2 million and $8.7 million respectively.

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

IF WE FAIL TO EFFECTIVELY TRANSITION MANUFACTURING RESOURCES BASED IN THE UNITED STATES TO CHINA OR MONITOR OUR MANUFACTURING CAPABILITY IN CHINA, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

As a result of the closure of other facilities in connection with our recent restructuring efforts, we manufacture substantially all of our products in our facilities in Zhuhai, China. These restructuring efforts also include transferring expertise and resources relating to manufacturing, such as production control, logistics, planning and management and quality control, from our United States facilities to our facilities in Zhuhai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively transition the necessary expertise and resources from the United States to China in order to adequately develop our manufacturing capability in China. Moreover, our planned improvement of manufacturing will be expensive, will require management’s time and may disrupt our overall operations. Additional risks associated with improving our manufacturing processes and capability in China include:

•	a lack of availability of qualified management and manufacturing personnel;

•	difficulties in achieving adequate yields from new manufacturing lines;

•	inability to quickly implement an adequate set of financial controls to track and control levels of inventory; and

•	our inability to procure the necessary raw materials and equipment.

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

Primarily as a result of the recent economic downturn and slowdown in capital spending, particularly in the communications industry, we have implemented, any may continue to implement in the future, a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. Reductions in our workforce, including reductions in research and development and manufacturing personnel, may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders. Moreover, we cannot assure you that our cost-cutting measures will achieve the benefits we project. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. For example, for the fiscal years ended June 30, 2002, and June 30, 2001 we recorded a $10.4 million and a $30.6 million, respectively, provision for excess and obsolete inventory due to the downturn in the fiber optics industry. Due in part to such inventory write-offs, our gross margin, excluding non-cash compensation expense, decreased to (27.9%) and 8.3% for the fiscal years ended June 30, 2002 and June 30, 2001, respectively.

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

We have recently implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in San Jose occurred in the fourth quarter of fiscal 2001, and the conversion in China occurred in December 2001. Failure to effectively and properly utilize the new management system in China could harm our results and increase the risk that we may fail to effectively manage our inventory.

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

Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and module suppliers will become increasingly important to our current and potential customers in the future. Current and potential vendors may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. Also, we expect to pursue optical contract manufacturing opportunities in the future.

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

Our operations in the United States and China also expose us to the following general risks associated with international operations:

•	disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	unexpected changes in regulatory or certification requirements for optical systems or networks;

•	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

•	fluctuations in the value of currencies; and

•	economic instability.

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

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months ended September 30, 2002, and the fiscal years ended June 30, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 55%, 66% and 57% of our revenues in the three months ended September 30, 2002, and the fiscal years ended June 30, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

In addition, as part of our restructuring efforts, we are transferring expertise and resources relating to our manufacturing operations from the United States to China. Each of the risks noted above are exacerbated by this transfer. To the extent we cannot effectively transition the requisite expertise and resources from the United States to China, our ability to achieve acceptable manufacturing yields in a cost-effective manner may be harmed and our business may suffer.

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

Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. Errors, defects, incompatibilities or other problems with our products could result in:

•	loss of customers;

•	loss of or delay in revenues;

•	loss of market share;

•	damage to our brand and reputation;

•	inability to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

If any of these occur, our operating results could be harmed.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 34 issued patents, have 2 allowed applications awaiting issuance and 36 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

In the past we have been involved in lawsuits as a result of alleged infringement of others’ intellectual property. Both prosecuting or defending such lawsuits in the future will likely be costly and time consuming and will divert the efforts and attention of our management and technical personnel. Patent litigation is highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with either of these matters, or any other intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	pay substantial money damages; or

•	redesign the products that use the technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

WE ARE THE TARGET OF A SECURITIES CLASS ACTION COMPLAINT AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH WILL LIKELY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, known as In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Although the individual officers and directors were dismissed without prejudice in October 2002, the continuing action against the Company will likely divert the efforts and attention of our management and, if determined adversely to the Company, could have a material impact on our business.

WE ARE SUBJECT TO NUMEROUS RISKS AS A RESULT OF THE TERMINATION OF THE PROPOSED MERGER WITH AVANEX CORPORATION.

On August 15, 2002, at a special meeting of our stockholders, the proposed merger between Oplink and Avanex Corporation was not approved. We are subject to numerous risks and uncertainties in connection with termination of the merger agreement with Avanex. These risks include, but are not limited to:

•	adverse reactions from customers and suppliers;

•	costs incurred by us related to the proposed merger which must be paid even though the merger was not consummated;

•	potential loss of key personnel;

•	distraction of management from our ongoing business;

•	delay in pursuing, or loss of, other strategic opportunities during the pendency of the proposed merger with Avanex;

•	increased volatility of our stock price and trading volume;

•	the possibility of delisting of our common stock from the Nasdaq National Market;

•	adverse reactions from stockholders; and

•
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

In addition, we are planning to expand our operations to include optical contract manufacturing services. We cannot, however, assure you that we will be able to successfully expand our manufacturing capabilities in a cost-effective manner or gain market acceptance with respect to any optical contract manufacturing service offerings. In addition, because profit margins with respect to optical contract manufacturing services may be smaller than the margins applicable to our current and past product offerings, our gross margins may decline and our business may be harmed.

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

We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

•	may and do stop purchasing our products at any time without penalty;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	may and do cancel orders that they place with us.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the first quarter of fiscal 2003 and the first quarter, second quarter, third quarter and fourth quarter of fiscal 2002, our revenues decreased 21.7% and 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past year. A number of members of our management team, including Frederick R. Fromm, formerly Chief Executive Officer and President, Christian A. Lepiane, former Vice President, Worldwide Sales, and Zeynep Hakimoglu, Vice President, Product Line Management, have recently resigned or been terminated in connection with our restructuring efforts. Joseph Y. Liu has recently resumed the position of President and Chief Executive Officer and several other members of our team have assumed expanded roles. If our management team continues to experience high attrition or does not work effectively together, it could seriously harm our business.

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

•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition-related expenses.

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

On October 17, 2002, we received a determination letter from Nasdaq advising us that our common stock no longer meets the requirements for the continued listing on the Nasdaq National Market. The notification is based on the failure by the Company to maintain a minimum bid price of $1.00 as required by Nasdaq listing maintenance standards set forth in Marketplace Rule 4450(a)(5). The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review Nasdaq’s determination; however, there can be no assurance that the Listing Qualifications Panel will grant the Company’s request for continued listing.

If our request for continued listing on the Nasdaq National Market is denied by the Listing Qualifications Panel, our common stock may be transferred to the Nasdaq SmallCap Market. Transferring to the Nasdaq SmallCap Market would provide the Company with an additional grace period to satisfy the minimum bid price requirement; however, the Company would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on the Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from the Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from the Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect the Company including, without limitation, the following:

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

•
due to the application of different securities law exemptions and provisions, we may be required to amend out stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of the Company by securities analysts may decrease or cease entirely;

•	we may lose current or potential investors and customers;

•	we may be unable to regain or maintain compliance with the listing requirements of either the Nasdaq SmallCap Market or the Nasdaq National Market; and

•
we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.

In addition, many companies that face delisting as a result of bid prices below the Nasdaq’s maintenance standards seek to maintain their listings by effecting reverse stock splits. We have filed a definitive proxy statement with the SEC seeking, among other matters, stockholder approval of a proposal that would permit the Board of Directors to effect, at its sole discretion, a reverse split of our Common Stock. However, reverse stock splits do not always result in a sustained share price. We are currently considering the merits of implementing a reverse split (subject to stockholder approval) and will continue to evaluate this option as well as other courses of action in the future.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of November 6, 2002, approximately 27.3% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $.57 during the period from October 3, 2000, the date of our initial public offering to September 30,

2002. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

•	economic downturn in the fiber optics industry;

•	preannouncement of financial results;

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts and our failure to meet any estimates;

•	changes in market values of comparable companies;

•	announcements by us or our competitors of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	any loss by us of a major customer;

•	the outcome of, and costs associated with, any litigation to which we are or may become a party;

•	additions or departures of key management or engineering personnel; and

•	future sales of our common stock.

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

Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

•	issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders;

•	provide for a classified board of directors;

•	eliminate the right of the stockholders to call a special meeting of stockholders;

•	eliminate the right of stockholders to act by written consent; and

•	impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of September 30, 2002, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than five months from September 30, 2002. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities:

	Carrying Value at September 30, 2002	Average Rate of Return at September 30, 2002	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002
	In thousands		In thousands
Investment Securities:
Cash Equivalents—variable rate	—	—	$215,208	1.8%
Cash Equivalents—fixed rate	$200,993	1.8%	—	—
Short-term investments—fixed rate	16,938	1.8%	5,700	1.9%

	$217,931		$220,908

Foreign Currency Exchange Rate Exposure. We operate in the United States, manufacture in China, and substantially all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

We expect our international revenues and expenses to be denominated predominately in U.S. dollars. Certain expenses from our Chinese operations are incurred in the Chinese Renminbi. Our Chinese operations will expand in the future and account for a larger portion of our worldwide manufacturing and revenue. We anticipate that we will experience the risks of fluctuating currencies due to this expansion and may choose to engage in currency hedging activities to reduce these risks.

Item 4. Evaluation of Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Limitations on the Effectiveness of Controls and Procedures. The Company’s management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Cases on July 15, 2002, as to which the Company does not expect a decision until late in calendar 2002. On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

In addition, we are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

As of September 30, 2002, we had $220.9 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid commercial paper, money market funds, government and non-governmental debt securities and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, the Company has approved a program to repurchase up to an aggregate of $40.0 million of its Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of September 30, 2002, there were repurchases of $2.6 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of the Stockholders on August 15, 2002 (the “Special Meeting”). At the Special Meeting, stockholders voted on a proposal to approve and adopt the Agreement and Plan of Reorganization, dated as of March 18, 2002, among Avanex Corporation, Pearl Acquisition Corp., a wholly-owned subsidiary of Avanex Corporation, and Oplink, and to approve the merger of Pearl Acquisition Corp. with and into Oplink, with Oplink surviving the merger and becoming a wholly-owned subsidiary of Avanex (the “Merger”).

A total of 164,877,460 shares were entitled to vote at the Special Meeting, of which 101,387,718 votes were cast. A total of 82,438,731 votes were needed to approve the Merger proposal. The votes were as follows:

For	Against	Abstain
75,723,684	25,500,445	163,589

As a result, the proposal was not approved.

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Other than certain information technology consulting projects currently in progress and related tax services, the Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Separation Agreement dated October 17, 2002, by and between the Company and Frederick Fromm.

99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 25, 2002, the Company filed a Form 8-K under Item 5 announcing a conference call to discuss the proposed merger between the Company and Avanex Corporation.

On August 16, 2002, the Company filed a Form 8-K under Items 5 and 7 announcing the results of its stockholder vote with respect to the proposed merger between the Company and Avanex Corporation.

On August 29, 2002, the Company filed a Form 8-K under Item 5 announcing that the Company had adopted a 10b5-1 plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)

By:	/s/ BRUCE D. HORN
Bruce D. Horn Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: November 13, 2002

CERTIFICATIONS

I, Joseph Y. Liu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oplink Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/    JOSEPH Y. LIU

Joseph Y. Liu
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

(CONTINUED)

I, Bruce D. Horn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oplink Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/    BRUCE D. HORN

Bruce D. Horn
Chief Financial Officer
(Principal Financial Officer)