Form 10-Q
period 2002-12-31
OPLINK COMMUNICATIONS INC
filed 2003-02-12
CIK 1022225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of January 31, 2003 was 158,730,421.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	June 30, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$128,580	$219,033
Short-term investments	81,978	5,716
Accounts receivable, net	4,426	6,831
Inventories	5,981	6,551
Prepaid expenses and other current assets	3,528	3,571

Total current assets	224,493	241,702
Property, plant and equipment, net	47,705	59,732
Intangible assets	150	500
Other assets	1,257	1,260

Total assets	$273,605	$303,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,706	$5,412
Accrued liabilities	13,495	13,316
Current portion of capital lease obligations	3,294	4,291

Total current liabilities	24,495	23,019
Capital lease obligations, non current	467	1,570
Accrued restructuring, non current	2,098	5,324

Total liabilities	27,060	29,913

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	161	165
Additional paid-in capital	470,120	472,393
Treasury stock	(5,610)	(1,895)
Notes receivable from stockholders	(11,107)	(10,771)
Deferred stock compensation	(2,700)	(5,425)
Accumulated other comprehensive income	(16)	26
Accumulated deficit	(204,303)	(181,212)

Total stockholders’ equity	246,545	273,281

Total liabilities and stockholders’ equity	$273,605	$303,194

(1)	The Condensed Consolidated Balance Sheet at June 30, 2002 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues	$5,087	$10,622	$11,120	$20,638
Cost of revenues:
Cost of revenues	5,655	10,101	13,171	32,516
Non-cash compensation (recovery) expense	(716)	273	(613)	(153)

Total cost of revenues	4,939	10,374	12,558	32,363

Gross profit (loss)	148	248	(1,438)	(11,725)

Operating expenses:
Research and development:
Research and development	2,585	3,637	5,655	7,391
Non-cash compensation (recovery) expense	(52)	231	(173)	323

Total research and development	2,533	3,868	5,482	7,714

Sales and marketing:
Sales and marketing	1,251	2,138	2,923	4,090
Non-cash compensation (recovery) expense	(63)	(796)	22	(685)

Total sales and marketing	1,188	1,342	2,945	3,405

General and administrative:
General and administrative	1,917	1,702	3,559	3,898
Non-cash compensation expense	476	1,078	1,141	1,925

Total general and administrative	2,393	2,780	4,700	5,823

Restructuring costs and other special charges	9,280	—	9,280	25,643
Merger fees	190	—	1,300	—
Amortization of intangible and other assets	22	42	48	84

Total other operating expenses	9,492	42	10,628	25,727

Total operating expenses	15,606	8,032	23,755	42,669

Loss from operations	(15,458)	(7,784)	(25,193)	(54,394)
Interest and other income (expense), net	1,082	1,079	2,102	2,648

Net loss	$(14,376)	$(6,705)	$(23,091)	$(51,746)

Basic and diluted net loss per share	$(0.09)	$(0.04)	$(0.14)	$(0.32)

Basic and diluted weighted average shares outstanding	162,213	161,087	163,490	161,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(23,091)	$(51,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other special charges	6,215	16,260
Depreciation and amortization of property and equipment	6,121	6,572
Amortization of goodwill and intangible assets	48	84
Amortization of deferred stock compensation	377	1,410
Provision for excess and obsolete inventory	—	10,407
Loss on disposal of assets	212	—
Interest income related to stockholder notes	(361)	—
Other	(78)	(460)
Change in assets and liabilities:
Accounts receivable	2,405	7,677
Inventories	570	2,905
Prepaid expenses and other current assets	(208)	3,934
Other assets	3	—
Accounts payable	1,882	(3,305)
Accrued liabilities and accrued restructuring	(2,587)	319

Net cash used in operating activities	(8,492)	(5,943)

Cash flows from investing activities:
Purchases of short-term investments	(86,925)	(70,152)
Maturities of short-term investments	10,700	9,100
Proceeds from sale of assets	461	—
Purchase of property and equipment	(478)	(4,811)

Net cash used in investing activities	(76,242)	(65,863)

Cash flows from financing activities:
Proceeds from issuance of common stock	71	348
Repurchase of common stock	(3,715)	(1,895)
Repayment of notes receivable from stockholders	25	—
Proceeds from borrowings under line of credit	—	1,268
Repayment of borrowings under line of credit	—	(1,208)
Repayment of capital lease obligations	(2,100)	(1,896)

Net cash used in financing activities	(5,719)	(3,383)

Net decrease in cash and cash equivalents	(90,453)	(75,189)
Cash and cash equivalents, beginning of year	219,033	246,473

Cash and cash equivalents, end of year	$128,580	$171,284

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Six Months Ended December 31,
	2002	2001
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$192	$393

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1,252

Forfeiture of common stock option grants	$(302)	$(2,844)

Return of property and equipment	$(412)	$9,004

Issuance of common stock in connection with note	$—	$6,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business.    Oplink Communications, Inc. (“Oplink” or the “Company”) designs, manufactures and markets fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications. Oplink also offers its customers expert Optical Manufacturing Services (OMS) for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company markets its products and services to telecommunications equipment manufacturers worldwide.

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

In the opinion of the management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2002, the results of its operations for the three and six-month periods ended December 31, 2002 and 2001 and its cash flows for the six-month periods ended December 31, 2002 and 2001. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.     Net Loss Per Share.    The Company computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of warrants and the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(14,376)	$(6,705)	$(23,091)	$(51,746)

Denominator:
Weighted average shares outstanding	162,213	161,087	163,490	161,215

Net loss per share:
Basic and diluted	$(0.09)	$(0.04)	$(0.14)	$(0.32)

Antidilutive securities including options and warrants not included in net loss per share calculation	28,301	29,168	28,301	29,168

4.    Comprehensive Loss.    Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(14,376)	$(6,705)	$(23,091)	$(51,746)
Unrealized gain (loss) on investments	(33)	(15)	(49)	12
Change in cumulative translation adjustments	3	(6)	7	20

Total comprehensive loss	$(14,406)	$(6,726)	$(23,133)	$(51,714)

5.    Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31, 2002	June 30, 2002
Inventories:
Raw materials	$14,030	$22,849
Work-in-process	10,903	7,732
Finished goods	9,886	6,560

	34,819	37,141
Less: Reserves for excess and obsolete inventory	(28,838)	(30,590)

	$5,981	$6,551

6.    Property, Plant and Equipment.    Property, plant and equipment consists of (in thousands):

	December 31, 2002	June 30, 2002
Property, plant and equipment:
Computer equipment and software	$54,424	$64,994
Building and leasehold improvements	12,239	14,613
Construction in progress	2,868	1,955

	69,531	81,562
Less: Accumulated depreciation and amortization	(21,826)	(21,830)

	$47,705	$59,732

7.    Product Warranties.     We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on our historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a one-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods.

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Balance at the beginning of the period	$1,050	$1,809	$1,200	$2,045
Accruals for warranties issued during the period	—	8	—	—
Accruals related to pre-existing warranties (including changes in estimates)	(218)	230	(356)	137
Settlements made (in cash or in kind) during the period	(32)	(338)	(44)	(473)

Balance at the end of the period	$800	$1,709	$800	$1,709

8.    Restructuring Costs and Other Special Charges.

Summary of the restructuring charges in fiscal 2001, 2002 and 2003

A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	$250	$—	$4,294	$—	$4,544

Less: accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Less: accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Less: accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Additional restructuring charge in the second quarter of fiscal 2003	1,488	6,374	1,117	301	9,280
Non-cash charge	—	(6,374)	460	(301)	(6,215)
Cash payments	(852)	—	(945)	—	(1,797)

Balance at December 31, 2002	$1,046	$—	$8,663	$—	$9,709

Less: accrued restructuring, current					7,611

Accrued restructuring, non current					$2,098

The Company, like many of its peers in the communications industry, continues to be affected by the slowdown in telecommunications equipment spending. The Company’s revenues have been generally decreasing in sequential quarters from $43.2 million beginning in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million and ending with $5.1 million in the fiscal quarter ended December 31, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting downward pressure on margins and profits. Due to this decline in current business conditions, during the quarter ended December 31, 2002, the Company continued to restructure its business and realigned resources to focus on monitoring costs, preserving cash, completing the move of manufacturing operations to China and focusing on core opportunities.

Restructuring costs and other special charges incurred during the second quarter of fiscal 2003

For the three months ended December 31, 2002, $9.3 million of restructuring costs and other special charges were incurred and classified as operating expenses for worldwide workforce reduction and consolidation of excess fixed assets and facilities. The following paragraphs provide detailed information relating to the restructuring costs and other special charges for the three months ended December 31, 2002.

Worldwide workforce reduction

During the three months ended December 31, 2002, the Company recorded a charge of approximately $1.5 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary resignation of the Company’s former Chief Executive Officer. Of the $1.5 million charge, approximately $753,000 was severance and fringe benefits associated with the resignation of the Company’s former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of December 31, 2002, approximately 405 employees have been terminated. The Company expects that the planned worldwide workforce reductions will be substantially completed by the end of the fourth quarter of fiscal 2003.

Excess fixed assets, facilities and other special charges

The Company recorded a restructuring charge of $6.4 million relating to excess fixed assets during the three months ended December 31, 2002. Property and equipment disposed of or removed from operations of $3.0 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of these fixed assets to be disposed of was $210,000 as of December 31, 2002, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

In addition, the Company incurred a charge of $1.6 million for leases, primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. The Company also recorded a benefit to restructuring costs and other special charges of $486,000 relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of intangible assets

Due to the decline in current business conditions, the Company abandoned one of its technologies. As a result the Company recorded a charge of $301,000.

Restructuring costs and other special charges incurred during the years ended June 30, 2002 and 2001

For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001 the Company’s restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight, which we completed in April 2000.

The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charges during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with the Company’s initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, the Company recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 employees and 1,900 employees were from sites located in San Jose, California and China, respectively. As of December 31, 2002, the planned worldwide workforce reductions in connection with the Company’s initial plans have been substantially completed.

Excess fixed assets, facilities and other special charges

The Company recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $739,000 as of December 31, 2002, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. While the remaining assets with an original cost of $13.2 million removed from operations as of December 31, 2002 are being actively marketed, the Company expects the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, the Company incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Provision for inventory

The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three and six months ended December 31, 2002. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had accrued accounts payable of $8.6 million associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of the Company’s manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and fixed assets is reflected as a non-cash item in the Condensed Consolidated Statement of Cash Flows.

9.    Repurchase of Common Stock.    On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of December 31, 2002, repurchases of an aggregate of $5.6 million have been made under the Company’s repurchase program.

10.    Recent Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

11.    Contingencies.    In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering (“IPO”) violated the federal securities laws because the Company’s IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Cases”).

On August 8, 2001, the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, neither the Company nor any of its officers or directors have been required to answer the complaint, and no discovery has been served on the Company.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Cases on July 15, 2002, as to which the Company does not expect a decision until early 2003. On October 9, 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. The Company believes that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The Company believes that this litigation with respect to the Company is without merit and intends to defend itself vigorously.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2002 as filed with the SEC on September 30, 2002.

Overview

We design, manufacture and market fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications. We also offer our customers expert Optical Manufacturing Services (OMS) for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We market our products and services to telecommunications equipment manufacturers worldwide.

REVENUES.    We generate substantially all of our revenues from the sale of fiber optic subsystems, integrated modules and components. To date, we have developed over 120 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, DWDMs and multiplexers.

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

NON-CASH COMPENSATION EXPENSE.    Prior to our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through December 31, 2002, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $58.5 million, of which $377,000, $4.7 million, $26.6 million and $12.7 million was expensed (recovered) during the six months ended December 31, 2002, and the fiscal years ended June 30, 2002, 2001 and 2000, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants are amortized over the vesting period as set forth in FIN No. 28.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, revenue from product sales is recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is probable. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be probable. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

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

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We recorded a charge of $301,000 during the three months ended December 31, 2002. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition during the fiscal year ended June 30, 2001.

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

Results of Operations

Revenues.    Revenues decreased by $5.5 million, or 52%, from $10.6 million for the three months ended December 31, 2001 to $5.1 million for the three months ended December 31, 2002. Revenues decreased by $9.5 million, or 46%, from $20.6 million for the six months ended December 31, 2001 to $11.1 million for the six months ended December 31, 2002. The decreases were primarily due to decreased unit shipments of all our products, including our wavelength expansion products, optical amplification products and optical switching products to existing and new customers, and decreases in the average selling prices of our wavelength expansion products, specifically our dense wavelength division multiplexers. The decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. The decreases in the average selling prices were primarily due to declining market demand. Further declines in shipments and average selling prices are anticipated through the remainder of the fiscal year ending June 30, 2003.

During the three months ended December 31, 2002 as compared to the prior three months ended September 30, 2002, we reduced our headcount by 405 people, or 39%. During the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, we reduced our headcount by 826 people, or 57%. Additionally, during the three months ended December 31, 2002, we completed our move of a majority of our current research and development in the United States to China, which is anticipated to result in a lower cost structure. During the fiscal year ended June 30, 2002 as compared to the prior fiscal year ended June 30, 2001, we reduced our headcount by 1,471 people, or 51% of our workforce, moved substantially all of our manufacturing operations to China and further reduced our cost structure to respond to significantly lower revenues than we previously anticipated. We expect to continue to implement programs intended to improve manufacturing yields and reduce costs. There is no certainty that these programs will be successful to offset the reduced shipments to customers and declining average selling prices. Our visibility continues to be limited with respect to telecommunications equipment providers. We will continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

Gross Profit (Loss).    The following table summarizes gross margin as a percentage of revenue (in thousands, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2002		2001		2002		2001
Revenue	$5,087	100.0%	$10,622	100.0%	$11,120	100.0%	$20,638	100.0%
Gross profit (loss)	$148	2.9%	$248	2.3%	$(1,438)	-12.9%	$(11,725)	-56.8%
Calculation of gross profit (loss) excluding special items:
Non-cash compensation (recovery) expense	(716)	-14.1%	273	2.6%	(613)	-5.5%	(153)	-0.7%
Provision for excess inventory	—	0.0%	—	0.0%	—	0.0%	10,407	50.4%
Cancellation fee revenue	—	0.0%	—	0.0%	—	0.0%	(2,500)	-12.1%
Sale of fully reserved inventory	(530)	-10.4%	—	0.0%	(530)	-4.8%	—	0.0%

Gross (loss) profit excluding special items	$(1,098)	-21.6%	$521	4.9%	$(2,581)	-23.2%	$(3,971)	-19.2%

Gross profit decreased by $100,000 or 40%, from a gross profit of $248,000 for the three months ended December 31, 2001 to a gross profit of $148,000 for the three months ended December 31, 2002. Gross profit margins were 2.9% and 2.3% for the three months ended December 31, 2002 and 2001, respectively. Gross loss decreased $10.3 million, or 88%, from a gross loss of $11.7 million for the six months ended December 31, 2001 to a gross loss of $1.4 million for the six months ended December 31, 2002. Gross loss margins were (12.9%) and (56.8%) for the six months ended December 31, 2002 and 2001, respectively.

Our gross margin for the three months ended December 31, 2002 was positively impacted by a $716,000 recovery of non-cash compensation expense and the unexpected sale of inventory that had been previously fully reserved of $530,000. Our gross margin for the three months ended December 31, 2001 was negatively impacted by $273,000 non-cash compensation expense. Excluding special items of $273,000 and $(1.2) million for the three months ended December 31, 2001 and 2002, respectively, our gross loss increased by $1.6 million, or 311%, from a gross profit of $521,000 for the three months ended December 31, 2001 to a gross loss of $1.1 million for the three months ended December 31, 2002. Our gross margin for the six months ended December 31, 2002, was positively impacted by a $613,000 recovery of non-cash compensation expense and the unexpected sale of inventory that had been previously fully reserved of $530,000. Our gross margin for the six months ended December 31, 2001, was negatively impacted by the $10.4 million excess inventory charge, partially offset by the $2.5 million in revenues for cancellation fees from significant customers and a $153,000 recovery of non-cash compensation expense. Excluding special items of $7.8 million and $(1.1) million for the six-month period ended December 31, 2001 and 2002, respectively, our gross loss decreased by $1.4 million, or 35%, from a gross loss of $4.0 million for the six months ended December 31, 2001 to a gross loss of $2.6 million for the six months ended December 31, 2002.

In addition to the special items, our gross margin decreased for the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001, due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer partially offset by cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China. We are continuing to implement programs that we believe will further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin.

Research and Development.    Research and development expenses, including non-cash compensation expense (recovery), decreased $1.3 million, or 35%, from $3.9 million for the three months ended December 31, 2001 to $2.5 million for the three months ended December 31, 2002. Research and development expenses, including non-cash compensation expense (recovery), decreased $2.2 million, or 29%, from $7.7 million for the six months ended December 31, 2001 to $5.5 million for the six months ended December 31, 2002. Research and development expenses, excluding non-cash compensation expense (recovery) of $231,000 and $(52,000) for the three months ended December 31, 2001 and 2002, respectively, decreased $1.1 million, or 29%, from $3.6 million for the three months ended December 31, 2001 to $2.6 million for the three months ended December 31, 2002. Research and development expenses, excluding non-cash compensation expense (recovery) of $323,000 and $(173,000) for the six months ended December 31, 2001 and 2002, respectively, decreased $1.7 million, or 23%, from $7.4 million for the six months ended December 31, 2001 to $5.7 million for the six months ended December 31, 2002. The decreases in research and development expenses were primarily due to cost savings associated with the transition of the research and development function to China, worldwide workforce reduction and the consolidation of excess facilities and assets. We expect our research and development expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs and transition research and development to China.

Sales and Marketing.    Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $154,000, or 11%, from $1.3 million for the three months ended December 31, 2001 to $1.2 million for the three months ended December 31, 2002. Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $460,000, or 14%, from $3.4 million for the six months ended December 31, 2001 to $2.9 million for the six months ended December 31, 2002. Sales and marketing expenses, excluding non-cash compensation expense (recovery) of $(796,000) and $(63,000) for the three months ended December 31, 2001 and 2002, respectively, decreased $887,000, or 41%, from $2.1 million for the three months ended December 31, 2001 to $1.3 million for the three months ended December 31, 2002. Sales and marketing expenses, excluding non-cash compensation expense (recovery) of $(685,000) and $22,000 for the six months ended December 31, 2001 and 2002, respectively, decreased $1.2 million, or 29%, from $4.1 million for the six months ended December 31, 2001 to $2.9 million for the six months ended December 31, 2002. The decreases in sales and marketing expenses were primarily due to cost savings associated with the worldwide workforce reduction, lower commissions paid to our internal and external sales representatives associated with decreased revenues and the consolidation of excess facilities. We expect our sales and marketing expenses to remain flat in dollar amount for the next fiscal quarter.

General and Administrative.    General and administrative expenses, including non-cash compensation expense, decreased $387,000, or 14%, from $2.8 million for the three months ended December 31, 2001 to $2.4 million for the three months ended December 31, 2002. General and administrative expenses, including non-cash compensation expense, decreased $1.1 million, or 19%, from $5.8 million for the six months ended December 31, 2001 to $4.7 million for the six months ended December 31, 2002. General and administrative expenses, excluding non-cash compensation expense of $1.1 million and $476,000 for the three months ended December 31, 2001 and 2002, respectively, increased $215,000, or 13%, from $1.7 million for the three months ended December 31, 2001 to $1.9 million for the three months ended December 31, 2002. The increase in general and administrative expenses was primarily due to increased legal costs. General and administrative expenses, excluding non-cash compensation expense of $1.9 million and $1.1 million for the six months ended December 31, 2001 and 2002, respectively, decreased $339,000, or 9%, from $3.9 million for the six months ended December 31, 2001 to $3.6 million for the six months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to cost savings associated with the release of the reserve for doubtful accounts, worldwide workforce reduction, partially offset by increased legal costs. We expect our general and administrative expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs.

Non-Cash Compensation Expense.    From July 1, 1998 through December 31, 2002, we recorded an aggregate of $58.5 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense (recovery) decreased $(1.1) million, or 145%, from $786,000 for the three months ended December 31, 2001 to $(355,000) for the three months ended December 31, 2002. Non-cash compensation expense decreased $1.0 million, or 73%, from $1.4 million for the six months ended December 31, 2001 to $377,000 for the six months ended December 31, 2002. The decreases in deferred non-cash compensation were primarily due to a higher rate of stock option cancellations during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Restructuring Costs and Other Special Charges.

Summary of the restructuring charges in fiscal 2001, 2002 and 2003

A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 follows (in thousands):

	Workforce Reduction	Excess Fixed Assets	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	$250	$—	$4,294	$—	$4,544

Less: accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Less: accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Less: accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Additional restructuring charge in the second quarter of fiscal 2003	1,488	6,374	1,117	301	9,280
Non-cash charge	—	(6,374)	460	(301)	(6,215)
Cash payments	(852)	—	(945)	—	(1,797)

Balance at December 31, 2002	$1,046	$—	$8,663	$—	$9,709

Less: accrued restructuring, current					7,611

Accrued restructuring, non current					$2,098

We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues have been generally decreasing in sequential quarters from $43.2 million beginning in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million and ending with $5.1 million in the fiscal quarter ended December 31, 2002. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting downward pressure on margins and profits. Due to this decline in current business conditions, during the quarter ended December 31, 2002, we continued to restructure our business and realigned resources to focus on monitoring costs, preserving cash, completing the move of manufacturing operations to China and focusing on core opportunities.

Restructuring costs and other special charges incurred during the second quarter of fiscal 2003

For the three months ended December 31, 2002, $9.3 million of restructuring costs and other special charges were incurred and classified as operating expenses for worldwide workforce reduction and consolidation of excess fixed assets and facilities. The following paragraphs provide detailed information relating to the restructuring costs and other special charges for the three months ended December 31, 2002.

Worldwide workforce reduction

During the three months ended December 31, 2002, we recorded a charge of approximately $1.5 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of our former Chief Executive Officer. Of the $1.5 million charge, approximately $753,000 was severance and fringe benefits associated with the resignation of our former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of December 31, 2002, approximately 405 employees have been terminated. We expect that the planned worldwide workforce reductions will be substantially completed by the end of the fourth quarter of fiscal 2003.

Excess fixed assets, facilities and other special charges

We recorded a restructuring charge of $6.4 million relating to excess fixed assets during the three months ended December 31, 2002. Property and equipment disposed of or removed from operations of $3.0 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of these fixed assets to be disposed of was $210,000 as of December 31, 2002, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

In addition, we incurred a charge of $1.6 million for leases, primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. We also recorded a benefit to restructuring costs and special charges of $486,000 relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of intangible assets

Due to the decline in current business conditions, we abandoned one of our technologies. As a result, we recorded a charge of $301,000.

Restructuring costs and other special charges incurred during the years ended June 30, 2002 and 2001

For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were incurred and classified as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, our restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight, which we completed in April 2000.

The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with our initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, we recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of December 31, 2002, the planned worldwide workforce reductions in connection with our initial plans have been substantially completed.

Excess fixed assets, facilities and other special charges

We recorded a restructuring charge of $16.6 million relating to excess fixed assets during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess fixed assets charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining fixed assets to be disposed of was $739,000 as of December 31, 2002, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. While the remaining assets with an original cost of $13.2 million removed from operations as of December 31, 2002 are being actively marketed, we expect the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, we incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Provision for inventory

We recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three and six months ended December 31, 2002. We evaluate the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that we would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, we had accrued accounts payable of $8.6 million associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of our manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and fixed assets is reflected as a non-cash item in the Condensed Consolidated Statement of Cash Flows.

Merger Fees.    In connection with the terminated merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $190,000, $1.1 million and $1.8 million in merger fees for the three months ended December 31, 2002, the three months ended September 30, 2002 and the fiscal year ended June 30, 2002, respectively.

Interest and Other Income, Net.    Interest and other income, net, remained flat at $1.1 million for the three months ended December 31, 2001 and for the three months ended December 31, 2002. Interest and other income, net, decreased $546,000 from $2.6 million for the six months ended December 31, 2001 to $2.1 million for the six months ended December 31, 2002. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal quarters’ loss in operations, investing outlays for capital purchases, financing outlays relating to repurchase of common stock and repayment of capital lease obligations.

Provision for Income Taxes.    We have recorded a gross deferred tax asset of $49.6 million as of December 31, 2002, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2003, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $2.8 million common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2002. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of December 31, 2002, we had cash, cash equivalents and short-term investments of $210.6 million and working capital of $200.0 million.

Our operating activities used cash of $8.5 million in the six months ended December 31, 2002. Cash used in operating activities was primarily attributable to a net loss incurred during the six months ended December 31, 2002 of $23.1 million, and decreases in accrued liabilities and accrued restructuring of $2.6 million and an increase in other of $432,000. These amounts were partially offset by decreases in accounts receivable of $2.4 million and inventories of $570,000, an increase in accounts payable of $1.9 million, non-cash restructuring costs and other special charges of $6.2 million, depreciation and amortization expense of $6.1 million and non-cash compensation expense of $377,000.

Our investing activities used cash of $76.2 million in the six months ended December 31, 2002 primarily due to the purchases of short-term investments of $86.9 million and property and equipment of $478,000 partially offset by maturities of short-term investments of $10.7 million and proceeds from sales of assets of $461,000. During the remaining six months of fiscal 2003, we expect to use approximately $1.0 million for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $5.7 million in the six months ended December 31, 2002 primarily due to our repurchase of common stock of $3.7 million and repayment of capital lease obligations of $2.1 million. These amounts were partially offset by proceeds from issuance of common stock of $71,000 and repayment of notes receivable from stockholders of $25,000.

Our principal source of liquidity at December 31, 2002 consisted of $210.6 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by us on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $14.4 million and $8.7 million for the fiscal quarters ended December 31, 2002 and September 30, 2002, respectively, and $68.4 million, $80.4 million and $24.9 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We have not achieved profitability on a quarterly basis. As of December 31, 2002, we had an accumulated deficit of $204.3 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers together, although not the same ten customers, accounted for 87%, 73%, 73% and 83% of our revenues in the three months ended December 31, 2002, the three months ended September 30, 2002 and the fiscal years ended June 30, 2002 and 2001, respectively. Nortel Networks Corporation and Adva AG Optical Networking accounted for revenues greater than 10% in the three months ended December 31, 2002. Nortel Networks Corporation accounted for revenues greater than 10% in the three months ended September 30, 2002. Siemens AG and Marubun Corporation each accounted for revenues greater than 10% for the fiscal year ended June 30, 2002, and Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate. For example, during the first quarter and second quarter of fiscal 2003 and the first, second, third and fourth quarters of fiscal 2002, our revenues decreased 15.7%, 21.7% and 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the four quarters ended December 31, 2002, we experienced such delays. In the third and fourth quarters of fiscal 2002 and the first and second quarters of fiscal 2003, our loss from operations was $8.4 million, $8.2 million, $8.7 million and $14.4 million, respectively.

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

The market for fiber optic subsystems, integrated modules and components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical subsystems, integrated modules and components, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic subsystems, integrated modules and components market include Avanex Corporation, Chorum Technologies, Inc., Corning Incorporated, DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, or AWG, and planar lightwave circuit, or PLC. Additionally, a new technology being developed in the design of equalization and switching is microelectro mechanical systems, or MEMs, that compete with bulk micro-optics that we incorporate into our product. If our competitors adopt new technologies before we do, we could lose market share and our business would suffer.

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

Primarily as a result of the recent economic downturn and slowdown in capital spending, particularly in the communications industry, we have implemented, and may continue to implement in the future, a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. Reductions in our workforce, including reductions in research and development and manufacturing personnel, may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders. Moreover, we cannot assure you that our cost-cutting measures will achieve the benefits we project. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

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

If we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. Even if we receive these orders, the additional manufacturing capacity that we add to meet customer requirements may be underutilized in a subsequent quarter. In this regard, we experienced significant increases in provisions for excess and obsolete inventory, which harmed our gross margins, through the fiscal years ended June 30, 2002 and June 30, 2001.

We have recently implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in Zhuhai, China occurred in the fourth quarter of fiscal 2001, and the conversion at our Zhuhai Free Trade Zone facility occurred in the second quarter of fiscal 2003. Failure to effectively and properly utilize the new management systems in China could harm our results and increase the risk that we may fail to effectively manage our inventory.

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

In addition, events out of our control in China, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or a deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. If our Chinese subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. The tax holiday for one of our subsidiaries expired December 31, 2001, and we are in the second year of a 50% reduction in the national income tax rate. However, operations in the subsidiary have been substantially moved to our Zhuhai Free Trade Zone facility. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. We are currently consolidating our manufacturing operations and have substantially moved such operations to our Zhuhai Free Trade Zone facility. The tax consequences are not known at this time. If such consolidation causes adverse tax treatment, our financial condition and results of operations may be adversely impacted.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF, OR DEMAND FOR, THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the six months ended December 31, 2002 and the fiscal years ended June 30, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 63%, 66% and 57% of our revenues in the six months ended December 31, 2002 and the fiscal years ended June 30, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 36 issued patents, have one allowed applications awaiting issuance and 36 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

In June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, we filed a lawsuit in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products.

In October 2001, we reached an agreement with Chorum LP and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. We cannot assure you that Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. For example, we are currently subject to a lawsuit filed by Oz Optics Limited et al. alleging trade secret misappropriation and other related claims. The plaintiffs seek actual damages against four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu, and three other unrelated individuals, and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. Although we believe the claims against us are without merit and we intend to defend ourselves against such claims vigorously, we cannot assure you that this litigation will be resolved in our favor or without substantial cost or diversion of the attention of our management and key technical personnel.

Both prosecuting or defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party, could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Although the individual officers and directors were dismissed without prejudice in October 2002, the continuing action against us will likely divert the efforts and attention of our management and, if determined adversely to us, could have a material impact on our business.

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

Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. In this regard, we are currently developing bandwidth creation products as well as bandwidth management products. If the development of these products or any other future products takes longer than we anticipate, or if we are unable to develop and introduce these products to market, our revenues could suffer and we may not gain market share. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance. Furthermore, we have implemented, and may continue to implement in the future, significant cost-cutting measures such as reductions in our workforce, including reductions in research and development and manufacturing personnel, that may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders.

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

OUR REVENUES AND RESULTS OF OPERATIONS MAY BE HARMED IF WE FAIL TO INCREASE THE VOLUME OF ORDERS, WHICH WE RECEIVE AND FILL ON A SHORT-TERM BASIS.

Historically, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. Currently, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Our customers can generally cancel, reschedule or delay orders in backlog without obligation to us. As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. If any of our customers did in fact cancel or delay these orders, and we were not able to replace them with new orders for product to be supplied on a short-term basis, our results of operations could be harmed. For example, during the first and second quarters of fiscal 2003 and the first, second, third and fourth quarters of fiscal 2002, our revenues decreased 15.7%, 21.7% and 50.6%, increased 6.1% and decreased 9.6% and 19.7%, respectively, from the immediately preceding quarters primarily due to the economic downturn in the communications industry.

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

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past year. A number of members of our management team, including Frederick R. Fromm, formerly Chief Executive Officer and President, Christian A. ) Lepiane, former Vice President, Worldwide Sales, Zeynep Hakimoglu, former Vice President, Product Line Management, and Linda Reddick, former Vice President and Controller, have recently resigned or been terminated in connection with our restructuring efforts. Joseph Y. Liu has recently resumed the position of President and Chief Executive Officer and several other members of our team have assumed expanded roles. If our management team continues to experience high attrition or does not work effectively together, it could seriously harm our business.

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

BECAUSE THE FIBER OPTIC SUBSYSTEMS, INTEGRATED MODULES AND COMPONENTS INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

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

BECAUSE THE OPTICAL SUBSYSTEMS, INTEGRATED MODULES AND COMPONENTS INDUSTRY IS EVOLVING RAPIDLY AND IS HIGHLY COMPETITIVE, OUR STRATEGY INVOLVES ACQUIRING OTHER BUSINESSES AND TECHNOLOGIES TO GROW OUR BUSINESS. IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR TECHNOLOGIES, OUR OPERATING RESULTS MAY BE HARMED.

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

On October 17, 2002, we received a determination letter from Nasdaq advising us that our common stock no longer meets the requirements for the continued listing on The Nasdaq National Market. The notification is based on the failure by us to maintain a minimum bid price of $1.00 as required by Nasdaq listing maintenance standards set forth in Marketplace Rule 4450(a)(5). On December 5, 2002, we had a hearing before a Nasdaq Listing Qualifications Panel to review Nasdaq’s determination. On February 7, 2003, we received a letter from the Listing Qualifications Panel informing us that the panel has extended the grace period for compliance with the minimum bid price requirement until April 7, 2003.

If we are unable to meet the applicable listing maintenance standards, which include a minimum bid price of at least $1.00 per share, by April 7, 2003, our common stock may be transferred to The Nasdaq SmallCap Market. Transferring to The Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on The Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from The Nasdaq SmallCap Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from The Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

•	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

•	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

•	the coverage of us by securities analysts may decrease or cease entirely;

•	we may lose current or potential investors and customers;

•	we may be unable to regain or maintain compliance with the listing requirements of either The Nasdaq SmallCap Market or The Nasdaq National Market; and

•	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.

In addition, many companies that face delisting as a result of bid prices below the Nasdaq’s maintenance standards seek to maintain their listings by effecting reverse stock splits. Our stockholders approved a proposal to permit the Board of Directors to effect, at its sole discretion, a reverse split of our common stock at any time prior to our next annual stockholders’ meeting. Reverse stock splits, however, do not always result in a sustained share price increase. We are currently considering the merits of implementing a reverse split and will continue to evaluate this option as well as other courses of action in the future.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of January 31, 2002, approximately 28.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to December 31, 2002. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

•	economic downturn in the fiber optics industry;

•	preannouncement of financial results;

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts and our failure to meet estimates;

•	changes in market values of comparable companies;

•	announcements by us or our competitors of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	any loss by us of a major customer;

•	the outcome of, and costs associated with, any litigation to which we are or may become a party;

•	additions or departures of key management or engineering personnel; and

•	future sales of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure.    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of December 31, 2002, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six months from December 31, 2002. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities:

	Carrying Value at December 31, 2002	Average Rate of Return at December 31, 2002	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002
	(In thousands)		(In thousands)
Investment Securities:
Cash Equivalents—variable rate	$119,893	1.4%	$215,208	1.8%
Cash Equivalents—fixed rate	6,590	1.5%	—	—
Short-term investments—variable rate	68,852	1.5%	—	—
Short-term investments—fixed rate	13,126	1.4%	5,700	1.9%

	$208,461		$220,908

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

Item 4.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded, subject to the limitations on the effectiveness of the controls as described below, that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Limitations on the Effectiveness of Controls and Procedures.    Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering (“IPO”) violated the federal securities laws because our IPO registration statement and prospectus contained untrue statements of material fact or omitted material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed in the same Court against numerous public companies that conducted IPOs of their common stock in the late 1990s (the “IPO Cases”).

On August 8, 2001, the IPO Cases were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. Judge Scheindlin held an initial case management conference on September 7, 2001, at which time she ordered, among other things, that the time for all defendants to respond to any complaint be postponed until further order of the court. Thus, neither we nor any of our officers or directors have been required to answer the complaint, and no discovery has been served on us.

In accordance with Judge Scheindlin’s orders at further status conferences in March and April 2002, the appointed lead plaintiff’s counsel filed amended, consolidated complaints in the IPO Cases on April 19, 2002. Defendants then filed a global motion to dismiss the IPO Cases on July 15, 2002, as to which we do not expect a decision until early 2003. On October 9, 2002, the court entered an order dismissing our named officers and directors from the IPO Cases without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. We believe that this litigation is without merit and intend to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The Company believes that this litigation with respect to the Company is without merit and intends to defend itself vigorously.

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

Item 2.    Changes in Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to us after total expenses were $261.0 million.

As of December 31, 2002, we had $210.6 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid commercial paper, money market funds, government and non-governmental debt securities and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. As of December 31, 2002, there were repurchases of an aggregate of $5.6 million under our repurchase program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of the Stockholders was held on November 14, 2002 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

Proposal I—To elect two directors to hold office until the 2005 Annual Meeting of Stockholders. The votes were as follows:

Nominee	Votes For	Votes Withheld
Chieh Chang	129,795,785	4,359,088
Herbert Chang	129,802,985	4,351,888

There were no abstentions or broker non-votes with respect to election of directors.

Proposal II—To ratify selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for its fiscal year ended June 30, 2003. The votes were as follows:

For	Against	Abstain	Broker non-votes
130,557,185	3,575,163	22,525	0

Proposal III—To approve proposed amendments to our Certificate of Incorporation to effect a reverse stock split of our common stock pursuant to which six, eight, or ten of our outstanding shares would be combined into one new share of our common stock, at the discretion of our Board of Directors. The votes were as follows:

For	Against	Abstain	Broker non-votes
132,550,017	1,564,037	40,819	0

Item 5.    Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Other than certain tax services, the Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.

On February 7, 2003, we received a letter from the Nasdaq Listing Qualifications Panel informing us that the panel has extended the grace period for compliance with the minimum bid price requirement until April 7, 2003. If we are unable to meet the applicable listing maintenance standards, which include a minimum bid price of at least $1.00 per share, by April 7, 2003, our common stock may be transferred to The Nasdaq SmallCap Market or begin trading on the over-the-counter bulletin board. In addition, Nasdaq has recently announced certain proposed modifications to the continued listing requirements. If such modifications are approved, we may be eligible for an additional extension of the grace period for compliance with the minimum bid price requirement.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

10.1(2)	Separation Agreement dated October 17, 2002, by and between the Registrant and Frederick Fromm.

99.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, as filed on November 13, 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)

DATE:	February 12, 2003	By:	/s/ BRUCE D. HORN
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ BRUCE D. HORN
Bruce D. Horn (Principal Financial Officer)