Form 10-Q
period 2003-03-31
OPLINK COMMUNICATIONS INC
filed 2003-05-13
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

or

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2003 was 156,438,976.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	June 30, 2002
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$115,812	$219,033
Short-term investments	86,650	5,716
Accounts receivable, net	4,764	6,831
Inventories	5,037	6,551
Prepaid expenses and other current assets	2,655	3,571

Total current assets	214,918	241,702
Property, plant and equipment, net	44,787	59,732
Intangible assets	135	500
Other assets	1,085	1,260

Total assets	$260,925	$303,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,076	$5,412
Accrued liabilities	10,676	13,316
Current portion of capital lease obligations	2,462	4,291

Total current liabilities	20,214	23,019

Capital lease obligations, non current	209	1,570
Accrued restructuring, non current	1,764	5,324

Total liabilities	22,187	29,913

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock	156	165
Additional paid-in capital	459,738	472,393
Treasury stock	(713)	(1,895)
Notes receivable from stockholders	(11,286)	(10,771)
Deferred stock compensation	(1,803)	(5,425)
Accumulated other comprehensive (loss) income	(17)	26
Accumulated deficit	(207,337)	(181,212)

Total stockholders’ equity	238,738	273,281

Total liabilities and stockholders’ equity	$260,925	$303,194

(1) The Condensed Consolidated Balance Sheet at June 30, 2002 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues	$5,622	$9,598	$16,742	$30,236
Cost of revenues:
Cost of revenues	5,063	9,244	18,234	41,760
Non-cash compensation (recovery) expense	(39)	200	(653)	47

Total cost of revenues	5,024	9,444	17,581	41,807

Gross profit (loss)	598	154	(839)	(11,571)

Operating expenses:
Research and development:
Research and development	1,725	3,204	7,380	10,595
Non-cash compensation (recovery) expense	(5)	352	(178)	675

Total research and development	1,720	3,556	7,202	11,270

Sales and marketing:
Sales and marketing	595	2,304	3,518	6,394
Non-cash compensation expense (recovery)	84	186	106	(499)

Total sales and marketing	679	2,490	3,624	5,895

General and administrative:
General and administrative	1,828	1,713	5,387	5,611
Non-cash compensation expense	254	1,035	1,396	2,960

Total general and administrative	2,082	2,748	6,783	8,571

Restructuring costs and other special charges	—	—	9,280	25,643
Merger fees	—	1,425	1,300	1,425
Amortization of intangible assets	15	42	63	126

Total other operating expenses	15	1,467	10,643	27,194

Total operating expenses	4,496	10,261	28,252	52,930

Loss from operations	(3,898)	(10,107)	(29,091)	(64,501)
Gain on sale or disposal of property and equipment	—	671	—	671
Interest and other income, net	864	1,032	2,966	3,680

Net loss	$(3,034)	$(8,404)	$(26,125)	$(60,150)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.16)	$(0.37)

Basic and diluted weighted average shares outstanding	158,556	163,735	161,844	162,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(26,125)	$(60,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other special charges	6,215	16,260
Depreciation and amortization of property, plant and equipment	9,016	9,702
Amortization of intangible assets	63	126
Amortization of deferred stock compensation	671	3,183
Provision for excess and obsolete inventory	—	10,407
Gain on disposal of property and equipment	—	(671)
Interest income related to stockholder notes	(540)	—
Other	(116)	(723)
Change in assets and liabilities:
Accounts receivable	2,067	11,121
Inventories	1,514	4,418
Prepaid expenses and other current assets	406	4,665
Other assets	175	—
Accounts payable	1,252	(4,592)
Accrued liabilities and accrued restructuring	(5,459)	747

Net cash used in operating activities	(10,861)	(5,507)

Cash flows from investing activities:
Purchases of short-term investments	(133,562)	(70,152)
Maturities of short-term investments	52,700	64,900
Proceeds from sale of property and equipment	720	2,644
Purchase of property, plant and equipment	(522)	(7,426)

Net cash used in investing activities	(80,664)	(10,034)

Cash flows from financing activities:
Proceeds from issuance of common stock	173	636
Repurchase of common stock	(8,704)	(1,895)
Repayment of notes receivable from stockholders	25	—
Proceeds from borrowings under line of credit	—	1,268
Repayment of borrowings under line of credit	—	(2,416)
Repayment of capital lease obligations	(3,190)	(2,894)

Net cash used in financing activities	(11,696)	(5,301)

Net decrease in cash and cash equivalents	(103,221)	(20,842)
Cash and cash equivalents, beginning of period	219,033	246,473

Cash and cash equivalents, end of period	$115,812	$225,631

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Nine Months Ended March 31,
	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$259	$547

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1,252

Forfeiture of common stock option grants	$(362)	$(2,921)

Recovery/return of property and equipment	$(412)	$9,087

Issuance of common stock in connection with note	$—	$6,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) designs, manufactures and markets fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications. Oplink also offers its customers expert Optical Manufacturing Services (OMS) for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company markets its products and services to telecommunications equipment manufacturers worldwide.

The Company was incorporated in September 1995, began selling its products in 1996 and established operations in Zhuhai, China in April 1999. The Company is headquartered in San Jose, California and its primary manufacturing facility and research and development resources are in Zhuhai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2003, the results of its operations for the three and nine-month periods ended March 31, 2003 and 2002 and its cash flows for the nine-month periods ended March 31, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,034)	$(8,404)	$(26,125)	$(60,150)

Denominator:
Weighted average shares outstanding	158,556	163,735	161,844	162,055

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.16)	$(0.37)

Antidilutive securities, including options and warrants, not included in net loss per share calculation	25,446	29,009	25,446	29,009

4. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

The reconciliation of net loss to comprehensive loss for the three and nine months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(3,034)	$(8,404)	$(26,125)	$(60,150)
Unrealized gain (loss) on investments	22	6	(27)	43
Change in cumulative translation adjustments	(23)	(7)	(16)	(12)

Total comprehensive loss	$(3,035)	$(8,405)	$(26,168)	$(60,119)

5. Short-Term Investments. The Company’s short-term investments are primarily comprised of money market funds, government and non-government debt securities and commercial paper. Short-term investments represent securities with original maturity of greater than three months and less than one year. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. As of March 31, 2003 and June 30, 2002, all of the Company’s short-term investments were classified as available-for-sale and were recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these short-term investments are included as a separate component of accumulated other comprehensive income (loss). As of March 31, 2003 and June 30, 2002, unrealized gains and losses were immaterial. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31, 2003	June 30, 2002
Inventories:
Raw materials	$14,939	$22,849
Work-in-process	6,054	7,732
Finished goods	4,409	6,560

Sub-total	25,402	37,141
Less: Reserves for excess and obsolete inventory	(20,365)	(30,590)

Total	$5,037	$6,551

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	March 31, 2003	June 30, 2002
Property, plant and equipment:
Computer equipment and software	$54,808	$64,994
Building and leasehold improvements	12,577	14,613
Construction in progress	975	1,955

Sub-total	68,360	81,562
Less: Accumulated depreciation and amortization	(23,573)	(21,830)

Total	$44,787	$59,732

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31, 2003	June 30, 2002
Accrued liabilities:
Payroll and related expenses	$751	$1,579
Accrued sales commission	1,000	2,002
Accrued warranty	700	1,200
Accrued restructuring costs	5,829	4,355
Other	2,396	4,180

Total	$10,676	$13,316

9. Product Warranties. We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on our historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a one-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods.

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Balance at the beginning of the period	$800	$1,709	$1,200	$2,045
Accruals for warranties issued during the period	155	296	474	698
Accruals related to pre-existing warranties (including changes in estimates)	(227)	(218)	(710)	(345)
Settlements made (in cash or in kind) during the period	(28)	(228)	(264)	(839)

Balance at the end of the period	$700	$1,559	$700	$1,559

10. Restructuring Costs and Other Special Charges.

Summary of the restructuring charges in fiscal 2001, 2002 and 2003

A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipment	Consolidation of Excess Facilities and Other Special Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	$250	$—	$4,294	$—	$4,544

Less: accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Less: accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Less: accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Additional restructuring charge in the second quarter of fiscal 2003	1,488	6,374	1,117	301	9,280
Non-cash charge	—	(6,374)	460	(301)	(6,215)
Cash payments	(852)	—	(945)	—	(1,797)

Balance at December 31, 2002	$1,046	$—	$8,663	$—	$9,709

Less: accrued restructuring, current					7,611

Accrued restructuring, non current					$2,098

Cash payments	(957)	—	(1,159)	—	(2,116)

Balance at March 31, 2003	$89	$—	$7,504	$—	$7,593

Less: accrued restructuring, current					5,829

Accrued restructuring, non current					$1,764

The Company, like many of its peers in the communications industry, continues to be affected by the slowdown in telecommunications equipment spending. The Company’s revenues have been generally decreasing in sequential quarters from $43.2 million beginning in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million, $5.1 million and ending with $5.6 million in the fiscal quarter ended March 31, 2003. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting downward pressure on margins and profits. Due to this decline in current business conditions, during the nine months ended March 31, 2003, the Company continued to restructure its business and realigned resources to focus on monitoring costs, preserving cash, completing the move of manufacturing operations to China and focusing on core opportunities.

Restructuring costs and other special charges incurred during the nine months ended March 31, 2003

For the nine months ended March 31, 2003, $9.3 million of restructuring costs and other special charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other special charges, all of which were incurred in the quarter ended December 31, 2002. The following paragraphs provide detailed information relating to the restructuring costs and other special charges for the nine months ended March 31, 2003.

Worldwide workforce reduction

During the three months ended December 31, 2002, the Company recorded a charge of approximately $1.5 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary resignation of the Company’s former Chief Executive Officer. Of the $1.5 million charge, approximately $753,000 was severance and fringe benefits associated with the resignation of the Company’s former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of March 31, 2003, approximately 426 employees have been terminated. The Company expects that the planned worldwide workforce reductions will be substantially completed by the end of the fourth quarter of fiscal 2003.

Excess property and equipment, facilities and other special charges

The Company recorded a restructuring charge of $6.4 million relating to excess property and equipment during the three months ended December 31, 2002. Property and equipment disposed of or removed from operations of $3.0 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of these property and equipment to be disposed of was $210,000 as of March 31, 2003, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

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

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, the Company abandoned one of its technologies. As a result, the Company recorded a charge of $301,000 during the quarter ended December 31, 2002.

Restructuring costs and other special charges incurred during the years ended June 30, 2002 and 2001

For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were recorded as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, the Company’s restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Company’s acquisition of Telelight, which the Company completed in April 2000.

The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charges during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with the Company’s initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, the Company recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 employees and 1,900 employees were from sites located in San Jose, California and China, respectively. As of March 31, 2003, the planned worldwide workforce reductions in connection with the Company’s initial plans have been substantially completed.

Excess property and equipment, facilities and other special charges

The Company recorded a restructuring charge of $16.6 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining property and equipment to be disposed of was $480,000 as of March 31, 2003, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. While the remaining assets with an original cost of $12.7 million removed from operations as of March 31, 2003 are being actively marketed, the Company expects the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, the Company incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Provision for inventory

The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three and nine months ended March 31, 2003. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had $8.6 million of accounts payable associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of the Company’s manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Condensed Consolidated Statement of Cash Flows.

11. Pro Forma Disclosure of the Effect of Stock-Based Compensation. The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its employees and director stock options. Under APB No. 25, if the exercise price of a stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

Although SFAS No. 123 allows APB No. 25 guidelines to be applied in accounting for stock options, the Company is required to disclose pro forma net income (loss) and net income (loss) per share as if they had adopted SFAS No. 123. The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based compensation (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(3,034)	$(8,404)	$(26,125)	$(60,150)
Pro forma stock compensation expense computed under the fair value method	(1,066)	(4,068)	(5,132)	(16,416)

Pro forma net loss	$(4,100)	$(12,472)	$(31,257)	$(76,566)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.05)	$(0.16)	$(0.37)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.19)	$(0.47)

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of March 31, 2003, repurchases of an aggregate of $10.6 million have been made under the Company’s repurchase program.

13. Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

14. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of its officers and directors and the underwriters of its initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed against hundreds of other public companies, or Issuers, that went public in the late 1990s.

In October 2002, the parties agreed to toll the statute of limitations with respect to the Company’s officers and directors until September 30, 2003, and on the basis of this agreement, the Company’s officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claims against the Company without leave to amend. The Company believes that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. The Company believes that this litigation with respect to the Company is without merit and intends to defend itself vigorously.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on September 30, 2002.

Overview

We design, manufacture and market fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, and monitoring and conditioning applications. We also offer our customers expert Optical Manufacturing Services (OMS) for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We market our products and services to telecommunications equipment manufacturers worldwide.

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

SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of salaries and related expenses for marketing, sales, customer service and application engineering support personnel, commissions paid to internal and external sales representatives, as well as costs associated with trade shows and promotional and other marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses.

NON-CASH COMPENSATION EXPENSE. Prior to our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through March 31, 2003, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $58.5 million, of which $671,000, $4.7 million, $26.6 million and $12.7 million was expensed during the nine months ended March 31, 2003, and the fiscal years ended June 30, 2002, 2001 and 2000, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by our Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, revenue from product sales is recognized upon shipment of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Europe and Asia. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if our estimates are determined to be greater than the actualamounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience.

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the quarters ended June 30, 2002, December 31, 2002 and March 31, 2003. In recent periods we have recorded significant charges related to excess and obsolete inventory. See “Restructuring Costs and Other Special Charges” below.

Property, Plant and Equipment

We evaluate the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of property, plant and equipment, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. In the nine months ended March 31, 2003 and the years ended June 30, 2002, 2001 and 2000, we had no such write down. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring us to write down the assets. In recent periods we have recorded significant charges related to excess property and equipment and facilities. See “Restructuring Costs and Other Special Charges” below.

Goodwill and Other Identifiable Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we performed an initial impairment review of our goodwill in fiscal 2002 and we will perform an annual impairment review thereafter. We did not record any impairment charge due to the adoption of SFAS No. 142. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

In addition to the annual impairment review, we assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends.

Prior to the adoption of SFAS No. 142, when we determined that the carrying value of goodwill and other identified intangibles was not recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We recorded a charge of $301,000 during the three months ended December 31, 2002 related to the abandonment of one of our technologies. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition during the fiscal year ended June 30, 2001.

Results of Operations

Revenues. Revenues decreased by $4.0 million, or 41%, from $9.6 million for the three months ended March 31, 2002 to $5.6 million for the three months ended March 31, 2003. Revenues decreased by $13.5 million, or 45%, from $30.2 million for the nine months ended March 31, 2002 to $16.7 million for the nine months ended March 31, 2003. The decreases were primarily due to decreased unit shipments of all our products, including our wavelength expansion products, optical amplification products and optical switching products to customers, and decreases in the average selling prices of our wavelength expansion products, specifically our dense wavelength division multiplexers. The decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. The decreases in the average selling prices were primarily due to declining market demand. Further declines in shipments and average selling prices are anticipated in the fourth fiscal quarter ending June 30, 2003.

Gross Profit (Loss). Gross profit increased by $444,000 or 288%, from a gross profit of $154,000 for the three months ended March 31, 2002 to a gross profit of $598,000 for the three months ended March 31, 2003. Gross profit margins were 10.6% and 1.6% for the three months ended March 31, 2003 and 2002, respectively. Gross loss decreased by $10.7 million, or 93%, from a gross loss of $11.6 million for the nine months ended March 31, 2002 to a gross loss of $839,000 for the nine months ended March 31, 2003. Gross loss margins were (5.0%) and (38.3%) for the nine months ended March 31, 2003 and 2002, respectively.

Our gross profit and margin for the three months ended March 31, 2003 was positively impacted by a $39,000 recovery of non-cash compensation expense and the unexpected sale of inventory that had been previously fully reserved of $469,000. Our gross profit and margin for the three months ended March 31, 2002 was negatively impacted by $200,000 of non-cash compensation expense. Our gross loss for the nine months ended March 31, 2003, was positively impacted by a $653,000 recovery of non-cash compensation expense and the unexpected sale of inventory that had been previously fully reserved of $999,000. Our gross loss for the nine months ended March 31, 2002, was negatively impacted by the $10.4 million of excess inventory charge and $47,000 of non-cash compensation expense, partially offset by $2.5 million in revenues for cancellation fees from significant customers.

Our gross margin decreased for the three and nine months ended March 31, 2003 compared to the three and nine months ended March 31, 2002, due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer, partially offset by cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China. We are continuing to implement programs that we believe will further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin.

Research and Development.    Research and development expenses, including non-cash compensation expense (recovery), decreased $1.8 million, or 52%, from $3.6 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. Research and development expenses, including non-cash compensation expense (recovery), decreased $4.1 million, or 36%, from $11.3 million for the nine months ended March 31, 2002 to $7.2 million for the nine months ended March 31, 2003. The decreases in research and development expenses were primarily due to cost savings associated with the transition of the research and development function to China, worldwide workforce reduction including the benefit of lower non-cash compensation (recovery) expense and the consolidation of excess facilities and assets. We expect our research and development expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs and finalize the transition of research and development to China. However, the decrease may be smaller in magnitude compared to the prior two quarters of fiscal 2003.

Sales and Marketing.    Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $1.8 million, or 73%, from $2.5 million for the three months ended March 31, 2002 to $679,000 for the three months ended March 31, 2003. Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $2.3 million, or 39%, from $5.9 million for the nine months ended March 31, 2002 to $3.6 million for the nine months ended March 31, 2003. The decreases in sales and marketing expenses were primarily due to cost savings associated with the worldwide workforce reduction, lower commissions paid to our internal and external sales representatives associated with decreased revenues, a one time benefit from a change in the estimate of commissions due to external sales representatives in the amount of $297,000 in the quarter ended March 31, 2003 and the consolidation of excess facilities. We expect our sales and marketing expenses to increase in dollar amount for the next fiscal quarter as a result of the one time benefit of $297,000 in the quarter ended March 31, 2003 resulting from a change in the estimate of commissions due to external sales representatives.

General and Administrative.    General and administrative expenses, including non-cash compensation expense, decreased $666,000, or 24%, from $2.7 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. General and administrative expenses, including non-cash compensation expense, decreased $1.8 million, or 21%, from $8.6 million for the nine months ended March 31, 2002 to $6.8 million for the nine months ended March 31, 2003. The decrease in general and administrative expenses was primarily due to cost savings associated with the worldwide workforce reduction including the benefit of lower non-cash compensation expense, partially offset by increased legal costs. We expect our general and administrative expenses to decrease in dollar amount for the next fiscal quarter as we continue to cut costs.

Non-Cash Compensation Expense.    From July 1, 1998 through March 31, 2003, we recorded an aggregate of $58.5 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense decreased $1.5 million, or 83%, from $1.8 million for the three months ended March 31, 2002 to $294,000 for the three months ended March 31, 2003. Non-cash compensation expense decreased $2.5 million, or 79%, from $3.2 million for the nine months ended March 31, 2002 to $671,000 for the nine months ended March 31, 2003. The decreases in deferred non-cash compensation were primarily due to a higher rate of stock option cancellations during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Employees.    During the three months ended March 31, 2003 we increased our headcount by 21 people, or 3%, as compared to December 31, 2002. During the nine months ended March 31, 2003, we reduced our headcount by 760 people, or 54% of our work force, moved substantially all of our manufacturing operations to China and further reduced our cost structure to respond to significantly lower revenues than we previously anticipated. Additionally, during the three months ended December 31, 2002, we substantially completed our move of a majority of our research and development activities in the United States to China, which is anticipated to result in a lower cost structure. There is no certainty that these programs will be successful to offset the reduced shipments to customers and declining average selling prices. Our visibility continues to be limited with respect to the demand for products and services from telecommunications equipment providers. We expect to continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

Restructuring Costs and Other Special Charges

Summary of the restructuring charges in fiscal 2001, 2002 and 2003

A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipment	Consolidation of Excess Facilities and Other Special Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	$250	$—	$4,294	$—	$4,544

Less: accrued restructuring, current					2,820

Accrued restructuring, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679

Less: accrued restructuring, current					4,355

Accrued restructuring, non current					$5,324

Cash payments	(470)	—	(768)	—	(1,238)

Balance at September 30, 2002	$410	$—	$8,031	$—	$8,441

Less: accrued restructuring, current					3,566

Accrued restructuring, non current					$4,875

Additional restructuring charge in the second quarter of fiscal 2003	1,488	6,374	1,117	301	9,280
Non-cash charge	—	(6,374)	460	(301)	(6,215)
Cash payments	(852)	—	(945)	—	(1,797)

Balance at December 31, 2002	$1,046	$—	$8,663	$—	$9,709

Less: accrued restructuring, current					7,611

Accrued restructuring, non current					$2,098

Cash payments	(957)	—	(1,159)	—	(2,116)

Balance at March 31, 2003	$89	$—	$7,504	$—	$7,593

Less: accrued restructuring, current					5,829

Accrued restructuring, non current					$1,764

We, like many of our peers in the communications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues have been generally decreasing in sequential quarters from $43.2 million beginning in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million, $5.1 million and ending with $5.6 million in the fiscal quarter ended March 31, 2003. Due to the continued weakness in the general economy, and the telecom sector in particular, year-over-year revenue growth is expected to decline further, thereby putting downward pressure on margins and profits. Due to this decline in current business conditions, during the quarter ended March 31, 2003, we continued to restructure our business and realigned resources to focus on monitoring costs, preserving cash, completing the move of manufacturing operations to China and focusing on core opportunities.

Restructuring costs and other special charges incurred during the nine months ended March 31, 2003

For the nine months ended March 31, 2003, $9.3 million of restructuring costs and other special charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other special charges, all of which were incurred in the quarter ended December 31, 2002. The following paragraphs provide detailed information relating to the restructuring costs and other special charges for the nine months ended March 31, 2003.

Worldwide workforce reduction

During the three months ended December 31, 2002, we recorded a charge of approximately $1.5 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of our former Chief Executive Officer. Of the $1.5 million charge, approximately $753,000 was severance and fringe benefits associated with the resignation of our former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of March 31, 2003, approximately 426 employees have been terminated. We expect that the planned worldwide workforce reductions will be substantially completed by the end of the fourth quarter of fiscal 2003.

Excess property and equipment, facilities and other special charges

We recorded a restructuring charge of $6.4 million relating to excess property and equipment during the three months ended December 31, 2002. Property and equipment disposed of or removed from operations of $3.0 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of these property and equipment to be disposed of was $210,000 as of March 31, 2003, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

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

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, we abandoned one of our technologies. As a result, we recorded a charge of $301,000 during the quarter ended December 31, 2002.

Restructuring costs and other special charges incurred during the years ended June 30, 2002 and 2001

For the year ended June 30, 2002, $28.9 million of restructuring costs and other special charges were recorded as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2001, our restructuring efforts included a charge of $5.7 million for worldwide workforce reduction and consolidation of excess facilities. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight, which we completed in April 2000.

The following paragraphs provide detailed information relating to the restructuring costs, other special charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with our initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal year ended June 30, 2002, we recorded a charge of approximately $2.9 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of March 31, 2003, the planned worldwide workforce reductions in connection with our initial plans have been substantially completed.

Excess property and equipment, facilities and other special charges

We recorded a restructuring charge of $16.6 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of the remaining property and equipment to be disposed of was $480,000 as of March 31, 2003, and has been included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. While the remaining assets with an original cost of $12.7 million removed from operations as of March 31, 2003 are being actively marketed, we expect the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures. In addition, we incurred a charge of $7.5 million for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded other restructuring costs and special charges of $1.9 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Provision for inventory

We recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the three and nine months ended March 31, 2003. We evaluate the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that we would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, we had $8.6 million of accounts payable associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of our manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Condensed Consolidated Statement of Cash Flows.

Merger Fees.    In connection with the terminated merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.3 million and $1.8 million in merger fees for the nine months ended March 31, 2003 and the fiscal year ended June 30, 2002, respectively.

Interest and Other Income, Net.    Interest and other income, net, declined to $864,000 for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. Interest and other income, net, decreased $714,000 from $3.7 million for the nine months ended March 31, 2002 to $3.0 million for the nine months ended March 31, 2003. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal quarters’ loss from operations, investing outlays for capital purchases and financing outlays relating to repurchase of common stock and repayment of capital lease obligations.

Provision for Income Taxes.    We have recorded a gross deferred tax asset of $49.6 million as of March 31, 2003, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2003, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $7.1 million common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2003. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of March 31, 2003, we had cash, cash equivalents and short-term investments of $202.5 million and working capital of $194.7 million.

Our operating activities used cash of $10.9 million in the nine months ended March 31, 2003. Cash used in operating activities was primarily attributable to a net loss incurred during the nine months ended March 31, 2003 of $26.1 million, decreases in accrued liabilities and accrued restructuring of $5.5 million and an increase in other of $75,000. These amounts were partially offset by decreases in accounts receivable of $2.1 million and inventories of $1.5 million, an increase in accounts payable of $1.3 million, non-cash restructuring costs and other special charges of $6.2 million, depreciation and amortization expense of $9.1 million and non-cash compensation expense of $671,000.

Our investing activities used cash of $80.7 million in the nine months ended March 31, 2003 primarily due to the purchases of short-term investments of $133.6 million and property and equipment of $522,000 partially offset by maturities of short-term investments of $52.7 million and proceeds from sales of property and equipment of $720,000. During the remaining three months of fiscal 2003, we expect to use approximately $200,000 for the purchase of property and equipment worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $11.7 million in the nine months ended March 31, 2003 primarily due to our repurchase of common stock of $8.7 million and repayment of capital lease obligations of $3.2 million. These amounts were partially offset by proceeds from issuance of common stock of $173,000 and repayment of notes receivable from stockholders of $25,000.

Our principal source of liquidity at March 31, 2003 consisted of $202.5 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

Our contractual obligations as of March 31, 2003 have been summarized below (in thousands):

	Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$2,770	$2,556	$214	$ —	$—
Operating leases	8,167	5,741	2,426	—	—
Purchase obligations	1,059	1,059	—	—	—

Total	$11,996	$9,356	$2,640	$ —	$—

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $3.0 million, $14.4 million and $8.7 million for the quarters ended March 31, 2003, December 31, 2002 and September 30, 2002, respectively, and $68.4 million, $80.4 million and $24.9 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. We have not achieved profitability on a quarterly or annual basis. As of March 31, 2003, we had an accumulated deficit of $207.3 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers together, although not the same ten customers, accounted for 75%, 73% and 83% of our revenues in the nine months ended March 31, 2003 and the fiscal years ended June 30, 2002 and 2001, respectively. Adva AG Optical Networking, Nortel Networks Corporation and Marubun Corporation each accounted for revenues greater than 10% in the three months ended March 31, 2003. Nortel Networks Corporation and Adva AG Optical Networking each accounted for revenues greater than 10% in the nine months ended March 31, 2003. Siemens AG and Marubun Corporation each accounted for revenues greater than 10% for the fiscal year ended June 30, 2002, and Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for revenues greater than 10% for the fiscal year ended June 30, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

It is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	cancellations of orders and shipment rescheduling;

-	our ability to achieve acceptable production yields in China;

-	the availability of raw materials used in our products and increases in the price of these raw materials;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality we require;

-	our ability to achieve acceptable production yields in China;

-	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

-	the mix of products and the average selling prices of the products we sell;

-	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic subsystems, integrated modules and components market and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

-	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

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

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we experience further delays in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the five quarters ended March 31, 2003, we experienced such delays. In the third and fourth quarters of fiscal 2002 and the first, second and third quarters of fiscal 2003, our loss from operations was $8.4 million, $8.2 million, $8.7 million, $14.4 million and $3.0 million, respectively.

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

IF WE FAIL TO EFFECTIVELY TRANSITION MANUFACTURING RESOURCES CURRENTLY BASED IN THE UNITED STATES TO CHINA OR MONITOR OUR MANUFACTURING CAPABILITY IN CHINA, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and June 30, 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. In addition, any difficulty managing our inventory levels may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency

We have implemented an automated manufacturing management system to replace our previous system that tracked most of our data, including some inventory levels, manually. The conversion from our previous systems used in Zhuhai, China occurred in the fourth quarter of fiscal 2001, and the conversion at our Zhuhai Free Trade Zone facility occurred in the second quarter of fiscal 2003. Failure to effectively and properly utilize the new management systems in China could harm our results and increase the risk that we may fail to effectively manage our inventory.

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

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations. Risks related to the outbreak of SARS include, but are not limited to, temporary closure of one or more of our facilities in China which would reduce our manufacturing capability and disrupt our research and development efforts located at our China facilities. The outbreak of SARS has increased political and social tension which may affect the China economy and international economy more generally and result in reduced sales in our international retail channels and increase our supply chain costs. If the number of cases continues to rise or spread to other areas such as the locations of our facilities in China, or if any of our employees possibly becomes infected with SARS, our operating results could be harmed.

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

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system sufficient foreign currency is presently available for our Chinese subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

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

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the nine months ended March 31, 2003 and the fiscal years ended June 30, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 67%, 66% and 57% of our revenues in the nine months ended March 31, 2003 and the fiscal years ended June 30, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

In addition, as part of our restructuring efforts, we have transferred expertise and resources relating to our manufacturing operations from the United States to China. Each of the risks noted above is exacerbated by this transfer. To the extent we cannot effectively transition the requisite expertise and resources from the United States to China and effective utilize such expertise and resources in China, our ability to achieve acceptable manufacturing yields in a cost-effective manner may be harmed and our business may suffer.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 38 issued patents, have 8 allowed applications awaiting issuance and 28 pending patent applications in the United States. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

Both prosecuting or defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed against hundreds of other public companies, or Issuers, that went public in the late 1990s.

In October 2002, the parties agreed to toll the statute of limitations with respect to our officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claims against us without leave to amend. We believe that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources, and, if determined adversely to us, could have a material impact on our business.

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

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past year and may continue to experience changes in the future. A number of members of our management team, including Frederick R. Fromm, formerly Chief Executive Officer and President, Christian A. Lepiane, formerly Vice President, Worldwide Sales, Zeynep Hakimoglu, formerly Vice President, Product Line Management, and Linda Reddick, formerly Vice President and Controller, have recently resigned or been terminated in connection with our restructuring efforts. Joseph Y. Liu has recently resumed the position of President and Chief Executive Officer and several other members of our team have assumed expanded roles. If our management team continues to experience high attrition or does not work effectively together, it could substantially harm our business.

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

We employ a number of foreign nationals in our U.S. operations and as a result we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also ship inventory and other materials to and from our facilities in China and as a result we are subject to various Chinese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with Chinese customs laws. In fact, there has been inventory and other materials shipped to and from our facilities in China for which, upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese tax authorities, and the affected U.S. employees may be required to register with various Chinese governmental authorities. Our failure to comply with the forgoing laws or any other laws and regulations could subject us to liability.

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

The optical subsystems, integrated modules and components industry is capital intensive, and the transition of our manufacturing facilities to China, the development and marketing of new products and the hiring and retention of personnel has required and will continue to require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical subsystems, integrated modules and components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

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

The optical subsystems, integrated modules and components industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

-	additional operating expenses without additional revenues;

-	potential dilutive issuances of equity securities;

-	the incurrence of debt and contingent liabilities;

-	amortization of other intangibles;

-	research and development write-offs; and

-	other acquisition-related expenses.

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

On October 17, 2002, we received a determination letter from Nasdaq advising us that our common stock no longer meets the requirements for the continued listing on The Nasdaq National Market. The notification is based on the failure by us to maintain a minimum bid price of $1.00 as required by Nasdaq listing maintenance standards set forth in Marketplace Rule 4450(a)(5). On December 5, 2002, we had a hearing before a Nasdaq Listing Qualifications Panel to review Nasdaq’s determination. On February 7, 2003, we received a letter from the Listing Qualifications Panel informing us that the panel extended the grace period for compliance with the minimum bid price requirement until April 7, 2003. We received an additional letter from the Listing Qualifications Panel on March 27, 2003, informing us that the panel has further extended our grace period until June 25, 2003.

If we are unable to meet the applicable listing maintenance standards, which include a minimum bid price of at least $1.00 per share for at least 10 consecutive trading days, by June 25, 2003, our common stock may be transferred to The Nasdaq SmallCap Market. Transferring to The Nasdaq SmallCap Market would provide us with an additional grace period to satisfy the minimum bid price requirement; however, we would nevertheless be subject to certain adverse consequences described below. In addition, in such event we would still be required to satisfy various listing maintenance standards for our common stock to be quoted on The Nasdaq SmallCap Market, including the minimum bid price requirement after expiration of any grace periods. If we fail to meet such standards, our common stock would likely be delisted from The Stock Market and trade on the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business.

If we are delisted from The Nasdaq National Market, we will face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

-	the state securities law exemptions available to us would be more limited and, as a result, future issuances of our securities may require time-consuming and costly registration statements;

-	due to the application of different securities law exemptions and provisions, we may be required to amend our stock option and stock purchase plans and comply with time-consuming and costly administrative procedures;

-	the coverage of us by securities analysts may decrease or cease entirely;

-	we may lose current or potential investors and customers;

-	we may be unable to regain or maintain compliance with the listing requirements of either The Nasdaq SmallCap Market or The Nasdaq National Market; and

-	we may lose our exemption from the provisions of Section 2115 of the California Corporations Code which imposes aspects of California corporate law on certain non-California corporations operating within California. As a result, (i) our Board of Directors would no longer be classified and our stockholders would elect all of our directors at each annual meeting, (ii) our stockholders would be entitled to cumulative voting, and (iii) we would be subject to more stringent stockholder approval requirements and more stockholder-favorable dissenters’ rights in connection with certain strategic transactions.

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

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of April 30, 2003, approximately 29.0% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to March 31, 2003. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of March 31, 2003, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six months from March 31, 2003. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities:

	Carrying Value at March 31, 2003	Average Rate of Return at March 31, 2003	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002
	In thousands		In thousands
Investment Securities:
Cash Equivalents—variable rate	93,661	1.3%	215,208	1.8%
Cash Equivalents—fixed rate	18,812	1.3%	—	—
Short-term investments—variable rate	63,901	1.3%	—	—
Short-term investments—fixed rate	22,749	1.4%	5,700	1.9%

	$199,123		$220,908

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed against hundreds of other public companies, or Issuers, that went public in the late 1990s.

In October 2002, the parties agreed to toll the statute of limitations with respect to our officers and directors until September 30, 2003, and on the basis of this agreement, our officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the other Issuers, and granting the motion to dismiss the Section 10(b) claims against us without leave to amend. We believe that this litigation is without merit and intends to defend against it vigorously. This litigation, however, as well as any other litigation that might be instituted, could result in substantial costs and a diversion of management’s attention and resources.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined us on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to us. Zeynep Hakimoglu’s employment with us terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief.

The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. We believe that this litigation with respect to us is without merit and intend to defend ourselves against it vigorously.

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

As of March 31, 2003, we had $202.5 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid commercial paper, money market funds, government and non-governmental debt securities and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. As of March 31, 2003, there were repurchases of an aggregate of $10.6 million under our repurchase program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Other than certain tax services, our Audit Committee has not approved the engagement of PricewaterhouseCoopers LLP for any non-audit services.

On February 7, 2003, we received a letter from the Nasdaq Listing Qualifications Panel informing us that the panel had extended the grace period for compliance with the minimum bid price requirement until April 7, 2003. We received an additional letter from the Listing Qualifications Panel on March 27, 2003, informing us that the panel has further extended our grace period until June 25, 2003. If we are unable to meet the applicable listing maintenance standards, which include a maintaining a minimum bid price of at least $1.00 per share for at least 10 consecutive trading days, by June 25, 2003, our common stock may be transferred to The Nasdaq SmallCap Market or begin trading on the over-the-counter bulletin board. In addition, on March 18, 2003, Nasdaq announced certain proposed modifications to the continued listing requirements. If such modifications are approved, we may be eligible for an additional extension of the grace period for compliance with the minimum bid price requirement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
10.1	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10.2	Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Yanfeng Yang.
10.3	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10.4	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
99.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.

(Registrant)

DATE: May 13, 2003                                                                              By: /s/ Bruce D. Horn

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Bruce D. Horn

Bruce D. Horn

Chief Financial Officer