Form 10-K
period 2003-06-30
OPLINK COMMUNICATIONS INC
filed 2003-09-26
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 19, 2003, was approximately $176,447,001 based upon the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market on September 19, 2003. Excludes an aggregate of 73,606,862 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

As of September 19, 2003, approximately 143,904,472 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 30, 2003.

OPLINK COMMUNICATIONS, INC.

Form 10-K

June 30, 2003

Part I

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, “estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

Overview

We design, manufacture and market fiber optic subsystems, integrated modules and components that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance and redirect light signals within an optical network. We offer a broad line of products that increase the performance of optical networks and enable service providers and optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We also offer an Optical Manufacturing Service (OMS) for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. We market our products worldwide to telecommunications equipment providers. Our bandwidth creation products increase the performance and capacity of fiber optic networks. Our bandwidth management products provide communications service providers with the ability to monitor and manage optical signals to enhance network performance. We produce fiber optic subsystems, integrated modules, and components for next-generation, all-optical dense wavelength division multiplexing (DWDM), optical amplification, switching and routing, and monitoring and conditioning applications.

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

By combining in-house technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems, integrated modules and component solutions to meet the specific design needs of customers. Our U.S. headquarters are third-party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia (Bellcore) compliance standards. Our manufacturing operations in Zhuhai and Shanghai, China are third-party certified to the ISO 9001-2000 standard.

We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996. Our website is

http://www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at such internet address into this Annual Report on Form 10-K.

We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

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

Bandwidth Creation Products

Communications equipment suppliers use our bandwidth creation products to expand the capacity and/ or extend the coverage of their customers’ networks. Other bandwidth creation products enable optical signals to travel along more complex network architectures such as mesh networks and metro networks, or enable optical signals to travel greater distances over traditional long haul networks.

Wavelength Expansion Products.    In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

-	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters, arrayed wave guides (AWGs), and Athermal Fiber Bragg Gratings and circulators. Our solutions are available in a variety of channel spacings.

-	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for a cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end.

-

Band Wavelength Division Multiplexers.    Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union (ITU) channels within Mux/Demux or Optical Add/Drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

-	DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

Optical Amplification Products.    Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber along traditional long haul networks. In emerging access or metro networks, optical signals lose power at add drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both the EDFA and Raman amplification products including EDFA fiber amplifiers and the components used in EDFA and Raman amplifier designs.

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

Customers

We sell our products worldwide to communications equipment suppliers. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2003, we sold our products to over 240 companies worldwide.

Our top ten customers, although not the same ten customers for each period, together accounted for 72%, 73% and 83% of our revenues in the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Nortel Networks Corporation, Adva AG Optical Networking and Marubun Corporation each accounted for greater than 10% of our total revenues for the fiscal year ended June 30, 2003, and Siemens AG and Marubun Corporation each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2002. Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2001. We expect that the majority of our revenues will continue to depend on sales to a relatively small set of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See Note 2 “Concentration of Credit Risk,” of Notes to Consolidated Financial Statements.

Backlog

We define backlog to include orders for which we expect to recognize revenues within the succeeding twelve months. Historically, through early calendar 2001, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. However, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Backlog has significantly declined and as of June 30, 2003, we do not believe that backlog is a reliable indicator of our future revenues for the next year. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, our backlog, as of any particular date, may not be representative of actual sales for any succeeding period.

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels, including five domestic and ten international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2003, we employed 19 people in sales, marketing and customer service and support in the U.S. and 6 people in sales and marketing in our Zhuhai, China facility, who manage key customer accounts and support our direct sales force, sales representatives and distributors. Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.

Product Development

As of September 19, 2003, we had 14 engineers, 5 of whom hold Ph.D. degrees, involved in research and development of our products. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary product development center is located in Zhuhai, China. Our research and development expense, including non-cash compensation expense, was $8.5 million, $14.8 million and $22.0 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We spend a substantial proportion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems, integrated modules and components and to develop new technologies and products to serve the current and next-generation communication markets.

Manufacturing

We currently manufacture substantially all of our subsystems, integrated modules and components at our manufacturing facilities in China. We maintain a pilot line at our headquarters in San Jose, California. During the fiscal year ended June 30, 2003, we completed the transfer of manufacturing processes and assembly operations to our facility in Zhuhai, China.

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

We also lease a facility located in Shanghai, China, which is used for administration, manufacturing and research and development. In July 2003, we announced the plan to sell our Shanghai facility and that the results of our Shanghai operation would be disclosed separately as loss from discontinued operation.

In accordance with our restructuring plans announced on July 2, 2001, our facilities in Beijing, Chengdu and Fuzhou were closed during fiscal 2002. We leased 230,000 square feet of our facilities in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining facilities that are in excess of our current requirements.

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

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. This system is based on the international standard ISO 9001. Our U.S. headquarters have been third-party certified to the ISO 9001-1994 standard in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai and Shanghai, China are both third-party certified to the ISO 9001:2000 standard.

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

We believe that our principal competitors are the major manufacturers of optical subsystems, integrated modules and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic subsystems, integrated modules and components market include Avanex Corporation (including the photonic technologies business of Corning Incorporated), DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line.

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

Intellectual Property

To date, we have been granted 43 issued patents, have 6 allowed applications awaiting issuance and have 27 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. All issued patents for our core technology will not expire for at least a decade. In addition, we currently have 28 pending patent applications in the People’s Republic of China, 14 of which are counterparts to U.S. patents or patent applications.

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

Substantial litigation regarding intellectual property rights exists in the optical communications industry. We expect that fiber optic subsystems, integrated modules and components may be increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors in the optical communications industry have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. For example, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optic interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, we filed a lawsuit in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products. In October 2001, we reached an agreement with Chorum and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. However, we cannot assure you that Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

We are also currently subject to a lawsuit filed by Oz Optics Limited et al. alleging trade secret misappropriation and other related claims. The plaintiffs seek actual damages against four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu, and three other unrelated individuals, and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. We believe that the claims against us are without merit and we intend to defend ourselves against such claims vigorously.

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

Employees

As of June 30, 2003, we had 78 full-time employees located in the United States and 598 full-time employees located in China. None of our employees in the United States are represented by a labor union. All of our employees in Zhuhai are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The breakdown of sales by geographic customer destination is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Sales:
United States	$9,751	$19,676	$101,761
Europe	4,308	10,881	17,626
Asia	7,138	6,361	5,714
Canada	1,440	1,004	6,714

Totals	$22,637	$37,922	$131,815

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2003	2002	2001
Property, plant and equipment, net:
United States	$4,661	$17,793	$45,877
People’s Republic of China	27,077	41,939	46,209

Totals	$31,738	$59,732	$92,086

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers as of September 10, 2003:

Name	Age	Position
Joseph Y. Liu	52	Chief Executive Officer, President and Director
Bruce D. Horn	52	Chief Financial Officer and Treasurer
River Gong	40	Vice President, Sales
Xinglong Wang	38	Vice President, Operations
Herbert Chang(1)(2)	41	Chairman of the Board of Directors
Chieh Chang(2)(3)	51	Director
Allen Hsu(2)(4)	50	Director
Jesse W. Jack(1)(3)(4)	67	Director
Leonard J. LeBlanc(3)	62	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Special Litigation Committee.

Joseph Y. Liu is one of our founders and has served as our Chief Executive Officer, President and a member of our Board of Directors since October 2002. Previously, Mr. Liu was a board member from August 2002 to October 2002. Mr. Liu was our Chief Executive Officer from September 1999 to November 2001. Mr. Liu was our Chairman of the Board of Directors from November 2001 to August 2002 and since our inception in 1995 through May 2000. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu also serves as a director of InterVideo, Inc., a DVD software provider. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

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

River Gong has served as our Vice President of Sales since February 2003. From January 2001 to February 2003, Ms. Gong served as our Sr. Director of Sales, from May 1999 to January 2001 she was Director of Sales, and from January 1998 to May 1999 she was Sales Manager. Prior to joining Oplink, Ms. Gong was Division Manager and Sales Manager of MP Fiber Optics (now Global Opticom), a fiber optics company, from January 1995 to December 1997. Prior to that, she was an architect in China for five years. Ms. Gong received her B.S. in Architecture from Harbin Institute University.

Xinglong Wang has served as our Vice President of Operations since July 2003. From September 2001 to July 2003, Mr. Wang was Director of New Product Introduction Components, and from August 1999 to September 2001 he was Director of Manufacturing Operations, of JDS Uniphase Corporation, a fiber optics company. From September 1996 to August 1999, Mr. Wang was Manager of Operations of Kaifa Technology (now JDS Uniphase). Mr. Wang received his Ph.D., M.S. and B.S. in Optical Engineering from Tianjin University in China.

Herbert Chang has been a member of our Board of Directors since August 1996 and became the chairman of the board in August 2002. Since April 1996, Mr. Chang has been President of InveStar Capital Inc., a technology venture capital management firm based in Taiwan. From 1994 to 1996, Mr. Chang was Senior Vice President at WK Technology Fund, a venture capital fund. Mr. Chang serves on the board of directors of Marvell Technology Group Ltd., a manufacturer of integrated circuits for communications-related markets, and Vialta, Inc., a home entertainment and communications products company. Mr. Chang received his B.S. from National Taiwan University and his M.B.A. from National Chiao-Tung University in Taiwan.

Chieh Chang has been a member of our Board of Directors since September 1995. From February 2000 to February 2003, Mr. Chang has served as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from UCLA.

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

Jesse W. Jack has been a member of our Board of Directors since July 2002. Since January 2003, Mr. Jack has been self-employed as an attorney with The Law Offices of Jesse Jack. He is also the Vice President and General Counsel for I-Bus Corporation, a privately held company. From 1994 until January 2003, Mr. Jack was a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Jack served on the board of directors of The Parkinson’s Institute from 1988 through 2000. Mr. Jack received his B.S. from California State University, San Jose and his J.D. from Hastings College of Law.

Leonard J. LeBlanc has been a member of our Board of Directors since July 2000. Since August 2000, Mr. LeBlanc has been on the Board of Directors of eBest Inc. and since February 2001 has been Vice President of Corporate Development and Acting Chief Financial Officer of eBest Inc., a private software company providing collaborative business management solutions. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc also serves on the board of directors of AXT, Inc., a company involved with the manufacture and sale of high-performance compound semiconductor substrates. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his master’s degree in finance from George Washington University.

RISK FACTORS

In addition to the risks discussed in “Business” or “Management’s Discussion of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $36.8 million, $68.4 million and $80.4 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of June 30, 2003, we had an accumulated deficit of $218.0 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers, although not the same ten customers for each period, together accounted for 72%, 73% and 83% of our revenues in the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Nortel Networks Corporation, Adva AG Optical Networking and Marubun Corporation each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003, and Siemens AG and Marubun Corporation each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2002. Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

BECAUSE A HIGH PERCENTAGE OF OUR EXPENSES IS FIXED IN THE SHORT TERM, OUR OPERATING RESULTS ARE LIKELY TO BE HARMED IF WE DO NOT EXPERIENCE GROWTH IN GENERATING AND RECOGNIZING REVENUES.

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we do not experience growth in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, during the four quarters ended June 30, 2003, we did not experienced growth as compared to the same period in fiscal 2002. In the first, second, third and fourth quarters of each of fiscal 2002 and fiscal 2003, our net loss was $45.0 million, $6.7 million, $8.4 million, $8.2 million, $8.7 million, $14.4 million, $3.0 million and $10.7 million, respectively.

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

The market for fiber optic subsystems, integrated modules and components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical subsystems, integrated modules and components, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic subsystems, integrated modules and components market include Avanex Corporation (including the photonic technologies business of Corning Incorporated), DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

IF WE FAIL TO EFFECTIVELY MANAGE OUR MANUFACTURING CAPABILITY IN CHINA, WE MAY NOT BE ABLE TO DELIVER SUFFICIENT QUANTITIES OF PRODUCTS TO OUR CUSTOMERS IN A TIMELY MANNER, WHICH WOULD HARM OUR OPERATING RESULTS.

As a result of the closure of other facilities in connection with our recent restructuring efforts, we manufacture substantially all of our products in our facilities in Zhuhai, China. These restructuring efforts also included transferring expertise and resources relating to manufacturing, such as production control, logistics, planning and management and quality control, from our United States facilities to our facilities in Zhuhai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources transferred from the United States to China. Additional risks associated with improving our manufacturing processes and capability in China include:

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

IF WE FAIL TO EFFECTIVELY CONTROL OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively control our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our revenue was also favorably impacted by the unexpected utilization of fully reserved inventory of $619,000, $469,000, $530,000 and $480,000 in the fourth quarter of fiscal 2003, the third quarter of fiscal 2003, the second quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively. Any difficulty managing our inventory levels may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

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

We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

-	fluctuations in currency exchange rates, particularly with respect to the U.S. dollar and Chinese Renminbi exchange rate;

-	disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes and work stoppages;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries; and

-	economic instability.

To the extent that such disruptions interfere with our commercial activities, our results of operations could be harmed.

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam seems to have subsided but may reappear and then may have a negative impact on our operations and financial results. Risks related to the outbreak of SARS, include, but are not limited to, temporary closure of one or more of our facilities in China which, in turn, would reduce our manufacturing capability; disruption to our research and development efforts located at our China facilities; and loss of product orders from our customers and loss of raw materials or equipment from our suppliers to the extent that the operations of our customers or suppliers, respectively, are impacted by the outbreak of SARS. The outbreak of SARS has also increased political and social tension which may generally affect the China economy and the international economy and, as a result, could lead to reduced sales in international retail channels and increased supply chain costs for us.

A significant portion of our operations are conducted in currencies other than the United States dollar, particularly, in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. To the extent that the United States dollar weakens relative to other currencies, our sales made in foreign currencies would be positively impacted although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be negatively impacted. Conversely, to the extent that the United States dollar strengthens relative to other currencies, our sales made in foreign currencies would be negatively impacted although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be positively impacted. A number of commentators have recently suggested that a strengthening of the Chinese Renminbi relative to the United States dollar is anticipated at some point in the future, however, governmental authorities in China have been noncommittal to date. To reduce our gains and losses associated with converting foreign currencies into United States dollars, we may elect in the future to enter into foreign exchange forward contracts to hedge our foreign currency exposure. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As a result, we will continue to experience foreign currency gains and losses.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. If our Chinese subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. The tax holiday for one of our subsidiaries expired December 31, 2001, and we are in the second year of a 50% reduction in the national income tax rate. However, operations in such subsidiary have been substantially moved to our Zhuhai Free Trade Zone facility. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. We have substantially moved all of our manufacturing operations to our Zhuhai Free Trade Zone facility. If such consolidation causes adverse tax treatment, our financial condition and results of operations may be adversely impacted.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF, OR DEMAND FOR, THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2003, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 67%, 66% and 57% of our revenues in the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 43 issued patents, have 6 allowed applications awaiting issuance and 27 pending patent applications in the United States. In addition, we currently have 28 pending patent applications in the People’s Republic of China, 14 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. For example, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., in the United States District Court for the Northern District of Texas alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, we filed a lawsuit in the United States District Court for the District of Delaware, alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products.

In October 2001, we reached an agreement with Chorum LP and its affiliates to dismiss the patent infringement litigation between the companies without prejudice. We cannot assure you that Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

We are also currently subject to a lawsuit filed by Oz Optics Limited et al. alleging trade secret misappropriation and other related claims. The plaintiffs seek actual damages against four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu, and three other unrelated individuals, and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. Although we believe that the claims against us are without merit and we intend to defend ourselves against such claims vigorously, we cannot assure you that this litigation will be resolved in our favor or without substantial cost or diversion of the attention of our management and key technical personnel.

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

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs, the Plaintiffs, against hundreds of other public companies, or Issuers, that went public in the late 1990s, the IPO Lawsuits.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against us. The Section 10(b) claim was dismissed without leave to amend.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

In addition, we recently expanded our operations to include optical contract manufacturing services. We cannot, however, assure you that we will be able to successfully manage our manufacturing capabilities in a cost-effective manner or gain market acceptance with respect to any optical contract manufacturing service offerings. In addition, because profit margins with respect to optical contract manufacturing services may be smaller than the margins applicable to our current and past product offerings, our gross margins may decline and our business may be harmed.

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

Our future success depends upon the continued services of our executive officers and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. None of our officers or key employees are bound by an employment agreement for any specific term, and these personnel may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past year and may continue to experience changes in the future. A number of members of our management team, including Frederick R. Fromm, formerly Chief Executive Officer and President, Weiming Li, formerly Vice President and General Manager, Oplink Zhuhai, Weizhong Li, formerly Chief Technology Officer, Jingyu Xu, formerly Senior Vice President, Engineering, Christian A. Lepiane, formerly Vice President, Worldwide Sales, Zeynep Hakimoglu, formerly Vice President, Product Line Management, and Linda Reddick, formerly Vice President and Controller, have recently resigned or been terminated in connection with our restructuring efforts. Joseph Y. Liu has recently resumed the position of President and Chief Executive Officer and several other members of our team have assumed expanded roles. If our management team continues to experience high attrition or does not work effectively together, it could substantially harm our business.

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

BECAUSE SOME OF OUR OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES, WE FACE THE RISK THAT A LARGE EARTHQUAKE COULD HARM OUR OPERATIONS.

Some of our operations are located in San Jose, California, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. A large earthquake in the San Jose area could disrupt our operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD SUBJECT US TO LIABILITY.

Our failure to comply with a variety of federal, state and local laws and regulations in the United States and China could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China, and disclosure of technology to foreign citizens. With the exception of two commodity classifications we obtained from the Department of Commerce in 2001 with respect to some of our current products, we have generally relied on self-classification in determining whether an export license is required and have determined that export licenses are not required. As we develop and commercialize new products and technologies, the list of products and technologies subject to U.S. export controls changes, or in the event that the relevant export authorities disagree with the outcome of our self-classification, we may be required to obtain export licenses or other approvals with respect to those products and technologies and may possibly be subject to penalties under applicable laws. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.

We ship inventory and other materials to and from our facilities in China and, as a result, are subject to various Chinese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with customs laws. In fact, there has been inventory and other materials shipped to and from our facilities in China for which, upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by the Company and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws. In addition, from time to time we enter into transfer pricing arrangements with our subsidiaries to establish sales prices for internal distributions of goods that have the effect of allocating taxes between the parent corporation and our subsidiaries. In general, these transfer prices have not been approved by any governmental entity and, therefore, may be challenged by the applicable tax authorities.

We employ a number of foreign nationals in our U.S. operations and as a result we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese tax authorities, and the affected

U.S. employees may be required to register with various Chinese governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.

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

The optical subsystems, integrated modules and components industry is capital intensive, and the transition of our manufacturing facilities to China, the development and marketing of new products and the hiring and retention of personnel have required and will continue to require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical subsystems, integrated modules and components develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

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

RISKS RELATED TO OUR COMMON STOCK

IF WE ARE UNABLE TO MAINTAIN OUR NASDAQ NATIONAL MARKET LISTING, THE LIQUIDITY OF OUR COMMON STOCK WOULD BE SERIOUSLY IMPAIRED AND WE WOULD BECOME SUBJECT TO VARIOUS STATUTORY REQUIREMENTS, WHICH WOULD LIKELY HARM OUR BUSINESS AND PLACE DOWNWARD PRESSURE ON OUR COMMON STOCK PRICE.

We may be subject to delisting from The Nasdaq National Market from time to time to the extent our stock price falls below the minimum bid price requirements or we otherwise do not satisfy other requirements for continued listing. For example, on October 17, 2002, we received a determination letter from Nasdaq advising us that our common stock no longer meets the requirements for the continued listing on The Nasdaq National Market. The notification was based on the failure by us to maintain a minimum bid price of $1.00 as required by Nasdaq listing maintenance standards. In May 2003, Nasdaq confirmed that we had evidenced compliance with all requirements necessary for continued listing on The Nasdaq National Market and that our common stock would continue to be listed on The Nasdaq National Market. There can be no assurance, however, that Nasdaq will not again initiate delisting procedures if we cannot maintain compliance with the listing requirements.

In the event that we fail to meet the continued listing standards, our common stock may be delisted from The Nasdaq National Market and trade on the Nasdaq SmallCap Market or, possibly, the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered as less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. If we are delisted from The Nasdaq National Market, we will also face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

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

In addition, some companies that face delisting as a result of bid prices below the Nasdaq’s maintenance standards seek to maintain their listings by effecting reverse stock splits. At our annual stockholders’ meeting in November 2002, our stockholders approved a proposal to permit the Board of Directors to effect, at its sole discretion, a reverse split of our common stock at any time prior to our next annual stockholders’ meeting. There is no assurance, however, that effecting a reverse stock split (if our Board of Directors elects to effect a split) would result in a sustained increase in the share price and, as a result, our stock price may be adversely affected.

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of June 30, 2003, approximately 26% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to June 30, 2003. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 2.    Properties

In the United States, we lease a total of approximately 118,000 square feet in three buildings located in San Jose, California. Of the 118,000 square feet:

-	we lease a 62,000 square foot manufacturing facility and 43,000 square feet of administrative, sales and marketing space pursuant to a lease that expires in February 2005, which is partially in excess of our current requirements and the difference between the rent we are contractually obligated to pay for the excess area and sublease rental income, if any, is part of our restructuring costs and other charges;

-	we lease a 13,000 square foot facility pursuant to a lease that expires in July 2005 which is in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other charges.

In China, we own facilities in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facilities in the Zhuhai Free Trade Zone are used for administration, manufacturing, research and development and employee living quarters. We currently lease 230,000 square feet of our facilities in the Zhuhai Free Trade Zone to third parties and will attempt to lease the remaining facilities that are in excess of our current requirements to third parties.

We also lease a total of approximately 45,000 square feet in Shanghai, China. Our Shanghai facility is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005. We are currently consolidating our manufacturing operations and intend to sell our Shanghai facility as it is no longer strategic to our operations. Additionally, in accordance with our restructuring plans announced on July 2, 2001, our facilities in Beijing, Chengdu and Fuzhou were closed during fiscal 2002.

Item 3.    Legal Proceedings

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs, the Plaintiffs, against hundreds of other public companies, or Issuers, that went public in the late 1990s, the IPO Lawsuits.

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, we joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against us. The Section 10(b) claim was dismissed without leave to amend.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined Oplink on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to us. Zeynep Hakimoglu’s employment with us terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. We believe that the claims against us are without merit and intend to defend ourselves against such claims vigorously.

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

Part II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Market for Registrant’s Common Equity

(a) Our common stock has been quoted on the Nasdaq National Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low prices for our common stock for each period indicated:

	High	Low
Fiscal 2003:
First Quarter	$1.08	$0.57
Second Quarter	$1.10	$0.53
Third Quarter	$1.05	$0.76
Fourth Quarter	$2.04	$0.87

Fiscal 2002:
First Quarter	$3.70	$0.60
Second Quarter	$2.16	$0.60
Third Quarter	$3.00	$1.45
Fourth Quarter	$1.68	$0.60

Fiscal 2001:
Second Quarter (from October 4, 2000)	$40.81	$7.62
Third Quarter	$25.84	$3.25
Fourth Quarter	$5.79	$1.75

As of September 17, 2003 there were approximately 246 stockholders of record and the price per share of our common stock was $1.89. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

As of June 30, 2003, we had $188.1 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid money market funds, commercial paper, government/federal notes and bonds and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. As of June 30, 2003, there were repurchases of $35.2 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003 and 2002 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended June 30, 2000 and 1999 and the selected consolidated balance sheet data as of June 30, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K.

The table below has been restated to account for the Shanghai operation as a discontinued operation.

	Years Ended June 30,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues	$22,637	$37,922	$131,815	$39,048	$9,094
Cost of revenues:
Cost of revenues	21,994	47,951	120,912	33,344	7,225
Non-cash compensation (recovery) expense	(415)	342	4,765	2,269	705

Total cost of revenues	21,579	48,293	125,677	35,613	7,930

Gross profit (loss)	1,058	(10,371)	6,138	3,435	1,164

Operating expenses:
Research and development:
Research and development	8,496	13,841	17,655	3,686	626
Non-cash compensation expense	42	984	4,390	1,801	646

Total research and development	8,538	14,825	22,045	5,487	1,272

Sales and marketing:
Sales and marketing	4,183	7,999	19,923	2,695	802
Non-cash compensation expense (recovery)	172	(328)	2,363	1,312	526

Total sales and marketing	4,355	7,671	22,286	4,007	1,328

General and administrative:
General and administrative	6,902	7,239	13,426	4,173	826
Non-cash compensation expense	2,074	3,716	15,120	7,358	1,155

Total general and administrative	8,976	10,955	28,546	11,531	1,981

Restructuring costs and other charges	12,167	28,105	18,177	—	—
Merger fees	1,300	1,844	—	—	—
In-process research and development	—	—	793	7,020	—
Amortization of goodwill, intangible and other assets	78	168	3,606	981	—

Total other operating expenses	13,545	30,117	22,576	8,001	—

Total operating expenses	35,414	63,568	95,453	29,026	4,581

Loss from operations	(34,356)	(73,939)	(89,315)	(25,591)	(3,417)
Interest and other income, net	4,024	4,701	10,044	—	—
(Loss) gain on sale of assets	(258)	2,373	(813)	689	(57)

Loss from continuing operations	(30,590)	(66,865)	(80,084)	(24,902)	(3,474)
Loss from discontinued operation	(6,197)	(1,509)	(288)	—	—

Net loss	$(36,787)	$(68,374)	$(80,372)	$(24,902)	$(3,474)

Basic and diluted net loss per share: Continuing operations	$(0.19)	$(0.41)	$(0.64)	$(3.18)	$(2.37)
Discontinued operation	(0.04)	(0.01)	(0.01)	—	—

Total	$(0.23)	$(0.42)	$(0.65)	$(3.18)	$(2.37)

Basic and diluted weighted average shares outstanding	158,782	162,688	124,362	7,840	1,463

	June 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$188,103	$224,749	$246,473	$26,665	$4,757
Working capital	187,805	218,683	250,708	30,618	5,637
Total assets	233,743	303,194	387,902	95,932	11,711
Long-term liabilities	1,555	6,894	6,712	4,225	—
Convertible preferred stock	—	—	—	58,373	12,083
Total stockholders’ equity (deficit)	218,716	273,281	338,007	10,825	(4,525)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-K, including our discussion in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, “estimate” or “assume” or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption “Risk Factors” contained in Item 1 in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto.

Our consolidated financial statements for all periods presented account for the Shanghai operation as a discontinued operation under generally accepted accounting principles (“GAAP”) as a result of our decision to sell the business, which we announced in July 2003. Our Consolidated Statements of Operations and of Cash Flows have been reformatted for all years presented to separate the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. As discussed in Note 5 of the Notes to Consolidated Financial Statements, all fiscal 2003 and prior periods presented have been restated to reflect results of the Shanghai operation as a discontinued operation. Unless otherwise indicated, the following discussion relates to our continuing operations.

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

We generate substantially all of our revenues from the sale of fiber optic subsystems, integrated modules and components. To date, we have developed over 120 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

The fiber optics industry has been in a significant period of consolidation following a dramatic slowdown in capital spending since late 2001 by carriers faced with substantial excess bandwidth capacity and high levels of corporate debt. Beginning in late 2001, as the industry entered its downturn and consolidation phase, various customers canceled existing orders. We incurred substantial costs associated with excess and obsolete inventory, workforce reduction, canceled orders, excess fixed assets, excess facilities and other charges.

During the fiscal year ended June 30, 2003, we reduced our headcount by 679 people, or 52%, completed the move of our manufacturing operations to China, transitioned our research and development to China and further reduced our cost structure to respond to the significantly lower revenues than previously anticipated by the Company. In addition, in July 2003, we announced the planned future sale of our Shanghai facility and reflect the results of our Shanghai operation as a discontinued operation. We expect to continue to implement programs to improve manufacturing yields and reduce costs though the magnitude of the expected benefits will be smaller than those realized in the prior two fiscal years. There is no certainty that these programs will be successful. Our visibility continues to be limited with respect to telecommunications equipment providers. We will continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

During the fiscal year ended June 30, 2002, we reduced our headcount by 1,318 people, or 50%, initiated the move of our manufacturing operations to China and further reduced our cost structure to respond to the significantly lower revenues than previously anticipated by the Company.

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

SALES AND MARKETING EXPENSES.    Our sales and marketing expenses consist primarily of salaries and related expenses for marketing, sales, customer service and application engineering support personnel, commissions paid to internal and external sales representatives, as well as costs associated with trade shows and other marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.    Our general and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses.

NON-CASH COMPENSATION EXPENSE.    Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2003, we recorded aggregate deferred stock compensation, net of cancellations, of approximately $59.1 million of which $1.9 million, $4.7 million and $26.6 million was expensed during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. While this expense has increased our net loss, it has had no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period, as set forth in the Financial Accounting Standards Board (“FASB”) Interpretation No. 28, or FIN 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants are also amortized over the vesting period as set forth in FIN 28. The remaining balance at June 30, 2003 of $1.5 million will be expensed over future remaining vesting periods. We estimate that our future stock compensation expense from options and shares granted or issued from July 1998 through June 30, 2003 will be $1.3 million, $121,000, $36,000 and $3,000 for the years ending June 30, 2004, 2005, 2006 and 2007, assuming no cancellations or additional stock option grants with exercise prices below the fair value of our common stock.

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

ACQUISITION OF AURORA. In June 2001, we acquired Aurora Associates and Aurora Photonics, Inc. (“Aurora”) in a transaction accounted for as a purchase business combination. Aurora is a developer of acoustic-optic (“AO”) devices and systems. These advanced AO devices and systems are classified as spatial (AO deflectors and Bragg cells), temporal (AO modulators and frequency shifters) and spectral (AO tunable filter) modulations. The purchase price comprised $1.0 million cash, 150,000 shares of common stock valued at $448,000, $60,000 of transaction costs and $20,000 in assumed liabilities. The total purchase price aggregated $1.5 million and was allocated to tangible assets acquired of $68,000, identifiable intangible assets acquired of $499,000, goodwill of $168,000 and in-process research and development of $793,000.

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

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, revenue from product sales is recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience.

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2003 and 2002. In recent periods we have recorded significant charges related to excess and obsolete inventory. See “Restructuring Costs and Other Charges” below.

Property, Plant and Equipment

We evaluate the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of property, plant and equipment, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. In the years ended June 30, 2003, 2002 and 2001, we had no such write down. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of property, plant and equipment, thereby requiring us to write down the assets. In recent periods we have recorded significant charges related to excess property and equipment and facilities. See “Restructuring Costs and Other Charges” below.

Goodwill and Other Identifiable Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002 we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we performed an initial impairment review of our goodwill in fiscal 2002 and an annual impairment review in fiscal 2003. We did not record any impairment charge due to the adoption of SFAS No. 142 or our annual impairment review.

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

Prior to the adoption of SFAS No. 142, when we determined that the carrying value of goodwill and other identified intangibles was not recoverable based upon the existence of one or more of the above indicators of impairment, we measured any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We recorded a charge of $301,000 during the fiscal year ended June 30, 2003 related to the abandonment of one of our technologies. Additionally, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Telelight acquisition during the fiscal year ended June 30, 2001.

Results of Operations

For Each of the Years Ended June 30, 2003, 2002 and 2001

REVENUES.    Revenues decreased $15.3 million, or 40%, to $22.6 million for the fiscal year ended June 30, 2003 from $37.9 million for the fiscal year ended June 30, 2002. This decrease was substantially due to decreased shipments of all our products including our wavelength expansion products, optical amplification products and optical switching products to our customers. The decreases in shipments were primarily due to the continued slowdown in telecommunications equipment spending. Additionally, in fiscal 2003 there was a minor impact due to decreases in average selling prices of our products over the prior year. Though further declines in average selling prices are anticipated through the fiscal year ending June 30, 2004, shipment volume is expected to increase to offset the decrease in average selling prices. Included in revenue for the fiscal years ended June 30, 2003 and 2002, is $75,000 and $2.5 million, respectively, for contract cancellation fees. We estimate revenue in the first quarter of fiscal 2004 to be $6.8 million to $7.0 million and though visibility remains difficult we also anticipate a sequential increase in revenue in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004.

Revenues decreased $93.9 million, or 71%, to $37.9 million for the fiscal year ended June 30, 2002 from $131.8 million for the fiscal year ended June 30, 2001. This decrease was substantially due to decreased shipments of all our products including our wavelength expansion products, optical amplification products and optical switching products to our customers. The decreases in shipments were primarily due to the slowdown in telecommunications equipment spending. Additionally, in fiscal 2002 there was a minor impact due to decreases in average selling prices of our products over the prior year. Included in revenue for the fiscal years ended June 30, 2002 and 2001, is $2.5 million and $4.5 million, respectively, for contract cancellation fees from certain customers.

GROSS PROFIT (LOSS).    Gross profit increased $11.4 million, or 110%, to a gross profit of $1.1 million for the fiscal year ended June 30, 2003 from a gross loss of $10.4 million for the fiscal year ended June 30, 2002. This resulted in an increase in gross margin from (27.3%) for the fiscal year ended June 30, 2002 to 4.7% for the fiscal year ended June 30, 2003. Our gross margin for the fiscal year ended June 30, 2003 was positively impacted by a non-cash compensation recovery of $415,000 and the unexpected sale of inventory that had been previously fully reserved of $1.6 million. Our gross margin for the fiscal year ended June 30, 2002, was negatively impacted by the $10.4 million excess inventory charge and $342,000 non-cash compensation expense, partially offset by the $2.5 million in revenues for cancellation fees from significant customers and the unexpected sale of inventory that had been previously fully reserved of $480,000. In addition, our gross margin increased due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China offset by higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer. The excess inventory charge in the fiscal year ended June 30, 2002 reflects the significant downturn in customer demand. In response to this downturn, we focused on completing the transition of substantially all of our manufacturing to China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin. We anticipate that we will see a slight sequential improvement in gross margin in the first quarter of fiscal 2004 from the fourth quarter of fiscal 2003 and further anticipate we will achieve a slight sequential improvement in our gross margin in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004. However, this is dependent on the anticipated increases in revenues, achieving improvements in our production yields and meeting our cost management initiatives.

Gross profit decreased $16.5 million, or 269%, to a gross loss of $10.4 million for the fiscal year ended June 30, 2002 from a gross profit of $6.1 million for the fiscal year ended June 30, 2001. This resulted in a decrease in gross margin from 4.7% for the fiscal year ended June 30, 2001 to (27.3%) for the fiscal year ended June 30, 2002. Our gross margin for the fiscal year ended June 30, 2002, was negatively impacted by the $10.4 million excess inventory charge and $342,000 non-cash compensation expense, partially offset by the $2.5 million in revenues for cancellation fees from significant customers and the unexpected sale of inventory that had been previously fully reserved of $480,000. Our gross margin for the fiscal year ended June 30, 2001, was negatively impacted by the $30.6 million excess inventory charge and $4.8 million non-cash compensation expense partially offset by the $4.5 million in revenues for cancellation fees from significant customers. The excess inventory charges reflect the significant downturn in customer demand. In response to this downturn, we focused on the transition of substantially all of our manufacturing to China. Our gross margin also decreased due to higher manufacturing costs relative to our production volume, manufacturing inefficiencies associated with the transfer of our manufacturing capacity to China and lower yields in our manufacturing facilities in China due to the rapid manufacturing transfer partially offset by cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China.

RESEARCH AND DEVELOPMENT.    Research and development expenses, including non-cash compensation expense decreased $6.3 million, or 42%, to $8.5 million for the fiscal year ended June 30, 2003 from $14.8 million for the fiscal year ended June 30, 2002. The decrease in research and development expenses was primarily due to cost savings associated with the worldwide workforce reductions, lower costs as a result of transitioning research and development to China, lower non-cash compensation expense, lower depreciation and facility costs due to restructurings and lower project material costs. Research and development expenses, including non-cash compensation expense, decreased $7.2 million, or 33%, to $14.8 million for the fiscal year ended June 30, 2002 from $22.0 million for the fiscal year ended June 30, 2001. The decrease in research and development expenses was due primarily to cost savings associated with the worldwide workforce reductions and lower non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expenses in each of the first two quarters of fiscal 2004 to remain approximately equal to research and development expenses in the fourth quarter of fiscal 2003.

SALES AND MARKETING.    Sales and marketing expenses, including non-cash compensation recovery, decreased $3.3 million, or 43%, to $4.4 million for the fiscal year ended June 30, 2003 from $7.7 million for the fiscal year ended June 30, 2002. The decrease in sales and marketing expenses for the fiscal year ended June 30, 2003 as compared to the prior fiscal year was primarily due to lower personnel-related costs and lower commissions earned by our internal and external sales representatives associated with decreased revenues. The decrease was partially offset by an increase in non-cash compensation expense.

Sales and marketing expenses, including the Cisco Systems $8.8 million conversion charge and non-cash compensation recovery, decreased $14.6 million, or 66%, to $7.7 million for the fiscal year ended June 30, 2002 from $22.3 million for the fiscal year ended June 30, 2001. The decrease in sales and marketing expenses for the fiscal year ended June 30, 2002 as compared to the prior fiscal year was primarily due to the Cisco Systems $8.8 million conversion charge in the fiscal year ended June 30, 2001 and no such charge in the fiscal year ended June 30, 2002, lower non-cash compensation expense, lower commissions paid to our internal and external sales representatives associated with decreased revenues and a decrease in tradeshow costs, advertising and other customer-related costs. The decrease was partially offset by an increase in sales and marketing personnel and personnel-related costs and occupancy costs. We expect our quarterly sales and marketing expenses to increase slightly on a sequential basis from the fourth quarter of fiscal 2003 through the second quarter of fiscal 2004 as a result of anticipated increasing product shipments.

GENERAL AND ADMINISTRATIVE.    General and administrative expenses, including non-cash compensation expense, decreased $2.0 million, or 18%, to $9.0 million for the fiscal year ended June 30, 2003 from $11.0 million for the fiscal year ended June 30, 2002. The decrease in general and administrative expenses was primarily due to lower non-cash compensation expense and cost savings associated with the worldwide workforce reduction.

General and administrative expenses, including non-cash compensation expense, decreased $17.6 million, or 62.0%, to $11.0 million for the fiscal year ended June 30, 2002 from $28.5 million for the fiscal year ended June 30, 2001. The decrease in general and administrative expenses was primarily due to lower non-cash compensation expense, a reduction in our legal fees and cost savings associated with the worldwide workforce reduction. We anticipate our quarterly general and administrative expenses to increase slightly in the first quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003 and then to decrease in the second quarter of fiscal 2004 to the approximate level of the fourth quarter of fiscal 2003 general and administrative expenses.

NON-CASH COMPENSATION EXPENSE.    From July 1, 1998 through June 30, 2003, we had recorded an aggregate of $59.1 million in deferred non-cash compensation, net of cancellations. Non-cash compensation expense decreased $2.8 million, or 60%, to $1.9 million for the fiscal year ended June 30, 2003 from $4.7 million for the fiscal year ended June 30, 2002. The decrease in deferred non-cash compensation was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, and stock option cancellations. Non-cash compensation expense decreased $21.9 million, or 82%, to $4.7 million for the fiscal year ended June 30, 2002 from $26.6 million for the fiscal year ended June 30, 2001.

RESTRUCTURING COSTS AND OTHER CHARGES.    A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipemt	Consolidation of Excess Facilities and Other Special Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544
Accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	9,679
Accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	$176	$—	$4,314	$—	4,490

Accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

We, like many of our peers in the telecommunications industry, continue to be affected by the slowdown in telecommunications equipment spending. Our revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million, $5.0 million, $5.6 million and ending with $6.0 million in the fiscal quarter ended June 30, 2003. Due to this decline in business conditions, we continued to restructure our business and realigned resources to focus on monitoring costs, preserving cash, completing the planned move of manufacturing operations and research and development to China and focused on core opportunities.

Restructuring costs and other charges incurred during the year ended June 30, 2003

For the year ended June 30, 2003, $12.2 million of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. The following paragraphs provide detailed information relating to the restructuring costs and other charges for the year ended June 30, 2003.

Worldwide workforce reduction

During the year ended June 30, 2003, we recorded a charge of approximately $1.8 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of our former Chief Executive Officer. Of the $1.8 million charge, approximately $812,000 was severance and fringe benefits associated with the resignation of our former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of June 30, 2003, the planned worldwide workforce reductions have been substantially completed.

Excess property and equipment, facilities and other charges

We recorded a restructuring charge of $8.9 million relating to excess property and equipment during the year ended June 30, 2003. Property and equipment disposed of or removed from operations of $5.3 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of property and equipment to be disposed of was $1.1 million as of June 30, 2003, and has been included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

In addition, we incurred a charge of $1.5 million for leases, primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. We also recorded a benefit to restructuring costs and charges of $336,000 relating primarily to change of estimated amounts due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, we abandoned one of our technologies. As a result, we recorded a charge of $301,000 during the fiscal year ended June 30, 2003.

Restructuring costs and other charges incurred during the years ended June 30, 2002 and 2001

For the years ended June 30, 2002 and 2001, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. The following paragraphs provide detailed information relating to the restructuring costs and other charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with our initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal years ended June 30, 2002 and 2001, we recorded a charge of approximately $2.9 million and $250,000, respectively, primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of June 30, 2003, the planned worldwide workforce reductions in connection with our initial plans have been completed.

Excess property and equipment, facilities and other charges

We recorded a restructuring charge of $16.1 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. While the remaining assets removed from operations as of June 30, 2003 are being actively marketed, we expect the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures.

In addition, during the fiscal years ended June 30, 2002 and 2001, we incurred a charge of $7.5 million and $3.9 million, respectively, for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded other restructuring costs and charges of $1.7 million and $1.6 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory for the years ended June 30, 2002 and 2001, respectively.

Provision for excess and obsolete inventory

We recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the year ended June 30, 2003. We evaluate the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of our products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that we would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, we had $8.6 million of accounts payable associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of our manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Consolidated Statement of Cash Flows.

Impairment of goodwill and purchased intangible assets

For the year ended June 30, 2001, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight, which we completed in April 2000.

MERGER FEES.    In connection with the proposed merger between Oplink and Avanex Corporation, which was not approved on August 15, 2002 at the special meeting of our stockholders, we incurred $1.3 million and $1.8 million in merger fees for the fiscal years ended June 30, 2003 and 2002, respectively.

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

AMORTIZATION OF GOODWILL, INTANGIBLE AND OTHER ASSETS.    Amortization of goodwill, intangible and other assets of approximately $78,000, $168,000 and $3.6 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively, represents charges incurred as a result of our acquisition of Aurora in June 2001 and Telelight in April 2000. We ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 did not have a material impact on our financial position, results of operations or cash flows.

INTEREST AND OTHER INCOME, NET.    Interest and other income, net decreased $677,000 to $4.0 million for the fiscal year ended June 30, 2003 from $4.7 million for the fiscal year ended June 30, 2002. Interest and other income, net decreased $5.3 million to $4.7 million for the fiscal year ended June 30, 2002 from $10.0 million for the fiscal year ended June 30, 2001. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal year’s loss from operations, investing outlays for capital purchases and financing outlays relating to repurchase of common stock, repayment of line of credit borrowings and repayment of capital lease obligations.

GAIN (LOSS) ON SALE OF ASSETS.    Gain on sale of assets decreased $2.6 million to a loss of $258,000 for the fiscal year ended June 30, 2003 from a gain of $2.4 million for the fiscal year ended June 30, 2002. The decrease was primarily due to the sale of excess fixed assets less than the carrying amount of assets held for sale. Gain on sale of assets increased $3.2 million to $2.4 million for the fiscal year ended June 30, 2002 from a loss of $813,000 for the fiscal year ended June 30, 2001. The increase was primarily due to the sale of excess fixed assets greater than the carrying amount of assets held for sale.

PROVISION FOR INCOME TAXES.    At June 30, 2003 we had approximately $113.6 million of federal and $46.7 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code. We have recorded a gross deferred tax asset of $62.6 million as of June 30, 2003, against which a valuation allowance is recorded that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2004, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

DISCONTINUED OPERATION.    During fiscal 2003, we reported a loss from discontinued operation of $6.2 million related to the planned future sale of our Shanghai operation, which we will continue to operate until it is sold. This loss consists of an operating loss of $3.4 million incurred by the Shanghai operation during fiscal 2003, plus a $2.8 million charge representing the write-down of the net assets of the Shanghai operation to their estimated net realizable value, less estimated costs to sell. Loss from the Shanghai operation in fiscal 2002 and fiscal 2001 was $1.5 million and $288,000, respectively.

Quarterly Results of Operations

The following table presents our operating results for the last eight quarters. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. The quarterly results have been adjusted to reflect the Shanghai operation as a discontinued operation. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period:

	Three Months Ended
	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(Unaudited)
Revenues	$5,976	$5,621	$5,029	$6,011
Cost of revenues:
Cost of revenues	4,618	4,688	5,319	7,369
Non-cash compensation expense (recovery)	238	(39)	(716)	102

Total cost of revenues	4,856	4,649	4,603	7,471

Gross profit (loss)	1,120	972	426	(1,460)

Operating expenses:
Research and development:
Research and development	1,374	1,715	2,459	2,948
Non-cash compensation expense (recovery)	220	(5)	(52)	(121)

Total research and development	1,594	1,710	2,407	2,827

Sales and marketing:
Sales and marketing	709	588	1,233	1,653
Non-cash compensation expense (recovery)	66	84	(63)	85

Total sales and marketing	775	672	1,170	1,738

General and administrative:
General and administrative	1,585	1,788	1,888	1,641
Non-cash compensation expense	678	254	476	666

Total general and administrative	2,263	2,042	2,364	2,307

Restructuring costs and other charges	4,843	—	7,324	—
Merger fees	—	—	190	1,110
Amortization of goodwill, intangible and other assets	15	15	22	26

Total other operating expenses	4,858	15	7,536	1,136

Total operating expenses	9,490	4,439	13,477	8,008

Loss from operations	(8,370)	(3,467)	(13,051)	(9,468)
Interest and other income, net	1,051	859	1,088	1,026
(Loss) gain on sale of assets	(258)	—	—	—

Loss from continuing operations	(7,577)	(2,608)	(11,963)	(8,442)
Loss from discontinued operation	(3,085)	(426)	(2,413)	(273)

Net loss	$(10,662)	$(3,034)	$(14,376)	$(8,715)

Basic and diluted net loss per share:
Continuing operations	$(0.05)	$(0.02)	$(0.07)	$(0.05)
Discontinued operation	(0.02)	(0.00)	(0.02)	(0.00)

Total	$(0.07)	$(0.02)	$(0.09)	$(0.05)
Basic and diluted weighted average shares outstanding	149,602	158,556	162,213	164,767

	Three Months Ended
	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(Unaudited)
Revenues	$7,703	$9,590	$10,613	$10,016
Cost of revenues:
Cost of revenues	6,617	9,306	9,754	22,274
Non-cash compensation expense (recovery)	295	200	273	(426)

Total cost of revenues	6,912	9,506	10,027	21,848

Gross profit (loss)	791	84	586	(11,832)

Operating expenses:
Research and development:
Research and development	3,291	3,204	3,637	3,709
Non-cash compensation expense	309	352	231	92

Total research and development	3,600	3,556	3,868	3,801

Sales and marketing:
Sales and marketing	1,652	2,272	2,124	1,951
Non-cash compensation expense (recovery)	171	186	(796)	111

Total sales and marketing	1,823	2,458	1,328	2,062

General and administrative:
General and administrative	1,604	1,663	1,752	2,220
Non-cash compensation expense	756	1,035	1,078	847

Total general and administrative	2,360	2,698	2,830	3,067

Restructuring costs and other charges	2,462	—	—	25,643
Merger fees	419	1,425	—	—
Amortization of goodwill, intangible and other assets	42	42	42	42

Total other operating expenses	2,923	1,467	42	25,685

Total operating expenses	10,706	10,179	8,068	34,615

Loss from operations	(9,915)	(10,095)	(7,482)	(46,447)
Interest and other income, net	1,032	1,030	1,094	1,545
Gain on sale of assets	1,702	671	—	—

Loss from continuing operations	(7,181)	(8,394)	(6,388)	(44,902)
Loss from discontinued operation	(1,043)	(10)	(317)	(139)

Net loss	$(8,224)	$(8,404)	$(6,705)	$(45,041)

Basic and diluted net loss per share:
Continuing operations	$(0.04)	$(0.05)	$(0.04)	$(0.28)
Discontinued operation	(0.01)	(0.00)	(0.00)	(0.00)

Total	$(0.05)	$(0.05)	$(0.04)	$(0.28)
Basic and diluted weighted average shares outstanding	164,588	163,735	161,087	161,343

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

Due to the factors noted above and other factors noted under the caption entitled “Risk Factors” under Item 1, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $28.9 million common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through June 30, 2003. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of June 30, 2003, we had cash, cash equivalents and short-term investments of $188.1 million and working capital of $187.8 million. We estimate that the sum of our cash, cash equivalents and short-term investments at the end of the first quarter of fiscal 2004 will be approximately the same as the sum of our cash, cash equivalents and short-term investments at the end of fiscal year 2003.

Our operating activities used cash of $13.4 million in fiscal 2003, $10.9 million in fiscal 2002, and $17.3 million in fiscal 2001. Cash used in operating activities was primarily attributable to losses from continuing operations incurred during each of the fiscal years ended June 30, 2003, 2002 and 2001 of $30.6 million, $66.9 million and $80.1 million, respectively, as adjusted for non-cash activity totaling $20.8 million, $40.1 million and $96.5 million, respectively. In fiscal 2003, cash used in operating activities was also attributable to a decrease in accounts payable and accrued liabilities and accrued restructuring costs of $10.4 million, partially offset by decreases in accounts receivable, inventories and prepaid expenses and other assets of $2.1 million, $3.4 million and $1.4 million, respectively. In fiscal 2002, cash used in operating activities was also attributable to a decrease in accounts payable of $5.9 million, partially offset by decreases in accounts receivable, inventories and prepaid expenses and other assets of $10.4 million, $5.6 million and $5.7 million, respectively. In fiscal 2001, cash used in operating activities was attributable to increases in accounts receivable, inventories and prepaid expenses and other assets of $7.1 million, $40.7 million and $4.5 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $6.2 million and $12.4 million, respectively.

Our investing activities used cash of $60.6 million in fiscal 2003, $9.0 million in fiscal 2002, and $70.8 million in fiscal 2001. In the fiscal year ended June 30, 2003, our investing activities reflect the purchases of short-term investments of $189.6 million and property and equipment of $611,000 partially offset by maturities of short-term investments of $128.7 million and proceeds from sales of assets of $868,000. In the fiscal year ended June 30, 2002, our investing activities reflect the purchases of short-term investments of $70.2 million and property and equipment of $7.1 million partially offset by maturities of short-term investments of $64.9 million and proceeds from sales of assets of $3.4 million. In the fiscal years ended June 30, 2001, our investing activities primarily reflect purchases of property and equipment. During fiscal 2004, we expect to use approximately $1.0 million for capital expenditures worldwide. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities used cash of $23.2 million in fiscal 2003 primarily due to our repurchase of common stock of $33.3 million and repayment of capital lease obligations of $4.3 million partially offset by proceeds from the issuance of common stock of $3.0 million and repayment of notes receivable from our current and former executive officers of $11.4 million. In fiscal 2002, our financing activities used cash of $5.6 million primarily due to our repurchase of common stock of $1.9 million, repayment of capital lease obligations of $3.9 million and net repayment of borrowings under our line of credit of $1.1 million, partially offset by proceeds from the issuance of common stock of $1.4 million. In fiscal 2001, our financing activities provided cash of $311.0 million primarily due to the net proceeds from our initial public offering, proceeds from the convertible promissory note payable to Cisco Systems and issuance of our convertible preferred stock.

On September 26, 2001, our Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of our common stock. On September 19, 2002, our Board of Directors approved an increase in our buyback plan to repurchase up to an aggregate of $40.0 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. In accordance with Rule 10b5-1 under the Securities Exchange Act, we adopted a plan in August 2002 which allows Oplink to repurchase its shares during specified periods when we are likely to be in possession of material non-public information. As of June 30, 2003, repurchases of $35.2 million have been made under the repurchase program.

Our principal source of liquidity at June 30, 2003 consisted of $188.1 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our capital expenditures totaled $611,000 in fiscal 2003. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

Our contractual obligations including those related to our discontinued operation as of June 30, 2003 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Capital lease obligations	$1,613	$1,529	$84	$—	$—
Operating leases	5,577	3,147	2,430	—	—
Purchase obligations	2,297	2,297	—	—	—

Total	$9,487	$6,973	$2,514	$—	$—

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

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to product warranty liability and other guarantees. The adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. Our financial statements comply with the disclosure requirements of SFAS No. 148.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2003, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six month from the balance sheet date. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying Value at June 30, 2003	Average Rate of Return at June 30, 2003	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents—variable rate	$54,292	1.2%	$215,208	1.8%
Cash equivalents—fixed rate	64,198	1.2%	—	—
Short-term investments—variable rate	38,927	1.2%	—	—
Short-term investments—fixed rate	27,678	1.2%	5,700	1.9%

Total	$185,095		$220,908

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. We expect that gains and losses from fluctuations in the currency exchange rate related to sales which are made in Chinese Renminbi are likely to be substantially offset from fluctuations in the currency exchange rate related to intercompany payments from our subsidiaries in China to our parent corporation which are made in U.S. dollars. Accordingly, we believe that we currently have no material exposure to foreign currency rate fluctuations.

We expect our international revenues and expenses to be denominated largely in U.S. dollars. We believe that our China operations will likely expand in the future and account for a larger portion of our worldwide manufacturing and revenue. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Item 8.    Consolidated Financial Statements and Supplementary Data

The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Joseph Y. Liu, and our Chief Financial Officer, Bruce D. Horn, has concluded that our disclosure controls and procedures were effective as of June 30, 2003.

Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.    Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference to the section of the Company’s 2003 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2003 entitled “Proposal 1—Election of Directors” and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the identification of Oplink’s executive officers and directors may be found in the section entitled “Executive Officers and Directors” in Part I of this Annual Report.

Item 11.    Executive Compensation

Incorporated by reference to the section of the Company’s 2003 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2003 entitled “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the section of the Company’s 2003 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2003 entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference to the section of the Company’s 2003 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2003 entitled “Certain Transactions.”

Part IV

Item 15.    Exhibits, Financial Statement, Schedules and Reports on Form 8-K.

(a)

1.	Financial Statements

See Item 8 of this Annual Report.

2.	Financial Statement Schedules

See Item 8 and Schedule II of this Annual Report.

3.	Exhibits
Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Oplink.

3.2(1)	Bylaws of Oplink.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock

4.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.

4.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.

10.1†(1)	General Purchase Agreement dated June 18, 2000 by and between Oplink and Cierra Photonics Inc.

10.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.

10.3(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.

10.4(1)	Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.

10.5(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.

10.6(1)	Oplink’s 2000 Equity Incentive Plan.

10.7(1)	Oplink’s 2000 Employee Stock Purchase Plan.

10.8(1)	Oplink’s 1995 Stock Plan.

10.9(1)	Oplink’s 1998 Stock Plan.

10.10(1)	Oplink Form of Indemnity Agreement.

10.11(3)	Promissory Note by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.12(4)	Amendment to Promissory Notes dated March 18, 2002, between Oplink and Joseph Y. Liu.

10.13(4)	Amendment to Promissory Note dated March 18, 2002, between Oplink and Frederick R. Fromm.

10.14(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.

10.15(6)	Promissory Note by and between Oplink and Joseph Y. Liu dated November 27, 2001.

Exhibit No.		Description

10.16	(6)	Promissory Note by and between Oplink and Joseph Y. Liu dated November 28, 2001.

10.17	(6)	Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 27, 2001.

10.18	(6)	Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated November 28, 2001.

10.19	(5)	Promissory Note by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.20	(5)	Form of Stock Pledge Agreement by and between Oplink and Joseph Y. Liu dated April 3, 2001.

10.21	(7)	Separation Letter Agreement Dated October 17, 2002, by and between the Registrant and Frederick Fromm.

10.22	(8)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.

10.23	(8)	Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Yanfeng Yang.

10.24	(8)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.

10.25	(8)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.

10.26		Separation Letter Agreement dated May 6, 2003 by and between the Registrant and Wei Zhong Li.

10.27		Separation Letter Agreement dated May 6, 2003 by and between the Registrant and Jing Yu Xu.

21.1		Subsidiaries of Oplink.

23.1		Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney is contained on the Signatures page.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(†)	Confidential treatment granted with respect to portions of these exhibits.
(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001 and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 15, 2002 and incorporated herein by reference. .
(5)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.
(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on February 13, 2002 and incorporated herein by reference.
(7)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on November 13, 2002 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K.

On April 24, 2003, the Company filed a Form 8-K under Item 9 pursuant to Item 12 announcing results for the quarter ended March 31, 2003.

On June 20, 2003, the Company filed a Form 8-K under Item 5 disclosing the full payment by Joseph Y. Liu, the Company’s president and chief executive officer, of the outstanding amounts of principal and accrued interest on obligations under promissory notes of Mr. Liu issued in connection with his purchase of Oplink common stock in April and November 2001 and the purchase by the Company of 6,170,325 shares of its common stock from Mr. Liu.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOSEPH Y. LIU Joseph Y. Liu	Chief Executive Officer and President (Principal Executive Officer)	September 26, 2003

/s/ BRUCE D. HORN Bruce D. Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2003

/s/ HERBERT CHANG Herbert Chang	Chairman of the Board	September 26, 2003

/s/ CHIEH CHANG Chieh Chang	Director	September 26, 2003

/s/ ALLEN HSU Allen Hsu	Director	September 26, 2003

/s/ JESSE W. JACK Jesse W. Jack	Director	September 26, 2003

/s/ LEONARD J. LEBLANC Leonard J. LeBlanc	Director	September 26, 2003

Item 8.    Consolidated Financial Statements and Supplementary Data

Oplink Communications, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Oplink Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the “Company”) at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

July 29, 2003

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$121,498	$219,033
Short-term investments	66,605	5,716
Accounts receivable, net	4,716	6,831
Inventories	3,436	6,551
Prepaid expenses and other assets	2,355	3,571
Net assets of discontinued operation	2,667	—

Total current assets	201,277	241,702
Property, plant and equipment, net	31,738	59,732
Intangible assets	120	500
Other assets	608	1,260

Total assets	$233,743	$303,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,587	$5,412
Accrued liabilities	7,407	13,316
Capital lease obligations, current	1,478	4,291

Total current liabilities	13,472	23,019
Capital lease obligations, non current	83	1,570
Accrued restructuring costs, non current	1,472	5,324

	15,027	29,913

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 142,088,677 and 164,877,460 shares issued and outstanding as of June 30, 2003 and 2002, respectively	142	165
Additional paid-in capital	463,449	472,451
Treasury stock	(25,276)	(1,953)
Notes receivable from stockholders	(50)	(10,771)
Deferred stock compensation	(1,521)	(5,425)
Accumulated other comprehensive (loss) income	(29)	26
Accumulated deficit	(217,999)	(181,212)

Total stockholders’ equity	218,716	273,281

Total liabilities and stockholders’ equity	$233,743	$303,194

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2003	2002	2001
Revenues	$22,637	$37,922	$131,815
Cost of revenues:
Cost of revenues	21,994	47,951	120,912
Non-cash compensation (recovery) expense	(415)	342	4,765

Total cost of revenues	21,579	48,293	125,677

Gross profit (loss)	1,058	(10,371)	6,138

Operating expenses:
Research and development:
Research and development	8,496	13,841	17,655
Non-cash compensation expense	42	984	4,390

Total research and development	8,538	14,825	22,045

Sales and marketing:
Sales and marketing	4,183	7,999	19,923
Non-cash compensation expense (recovery)	172	(328)	2,363

Total sales and marketing	4,355	7,671	22,286

General and administrative:
General and administrative	6,902	7,239	13,426
Non-cash compensation expense	2,074	3,716	15,120

Total general and administrative	8,976	10,955	28,546

Restructuring costs and other charges	12,167	28,105	18,177
Merger fees	1,300	1,844	—
In-process research and development	—	—	793
Amortization of goodwill, intangible and other assets	78	168	3,606

Total other operating expenses	13,545	30,117	22,576

Total operating expenses	35,414	63,568	95,453

Loss from operations	(34,356)	(73,939)	(89,315)
Interest and other income, net	4,024	4,701	10,044
(Loss) gain on sale of assets	(258)	2,373	(813)

Loss from continuing operations	(30,590)	(66,865)	(80,084)
Loss from discontinued operation	(6,197)	(1,509)	(288)

Net loss	$(36,787)	$(68,374)	$(80,372)

Basic and diluted net loss per share:
Continuing operations	$(0.19)	$(0.41)	$(0.64)
Discontinued operation	(0.04)	(0.01)	(0.01)

Total	$(0.23)	$(0.42)	$(0.65)

Basic and diluted weighted average shares outstanding	158,782	162,688	124,362

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2000	110,103,344	$58,373	24,457,878	$24	$61,253	$—	$—	$(17,986)	$—	$(32,466)	$10,825
Exercise of stock options	—	—	4,717,579	5	1,019	—	—	—	—	—	1,024
Issuance of common stock upon the initial public offering, net of issuance costs	—	—	15,755,000	16	260,981	—	—	—	—	—	260,997
Issuance of common stock bonus	—	—	20,000	—	35	—	—	—	—	—	35
Issuance of common stock from ESPP	—	—	130,757	—	500	—	—	—	—	—	500
Conversion of convertible preferred stock	(110,103,344)	(58,373)	110,103,344	110	58,263	—	—	—	—	—	58,373
Conversion of convertible note payable and related interest to Cisco Systems	—	—	3,298,773	3	59,292	—	—	—	—	—	59,295
Note receivable from stockholder to exercise stock options and related interest	—	—	2,216,666	2	3,656	—	(3,889)	—	—	—	(231)
Exercise of common stock warrants	—	—	348,904	1	59	—	—	—	—	—	60
Repurchase of common stock	—	—	(10,789)	(1)		(59)	—	—	—	—	(60)
Stock compensation related to grant of stock options to non-employees	—	—	—	—	350	—	—	—	—	—	350
Deferred stock compensation	—	—	—	—	28,009	—	—	(28,009)	—	—	—
Amortization of deferred compensation	—	—	—	—	(1,803)	—	—	28,441	—	—	26,638
Issuance of common stock in connection with acquisition	—	—	150,000	1	447	—	—	—	—	—	448
Donation of shares of common stock	—	—	10,000	—	100	—	—	—	—	—	100
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(80,372)	(80,372)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	—	25	—	25

Total comprehensive loss											(80,347)

Balance at June 30, 2001	—	—	161,198,112	161	472,161	(59)	(3,889)	(17,554)	25	(112,838)	338,007
Exercise of stock options	—	—	5,318,528	5	6,849	—	—	—	—	—	6,854
Issuance of common stock from ESPP	—	—	781,020	—	856	—	—	—	—	—	856
Note receivable from stockholder to exercise stock options and related interest	—	—	—	—	—	—	(6,947)	—	—	—	(6,947)
Repayment of note receivable from stockholder	—	—	—	—	—	—	65	—	—	—	65
Repurchase of common stock	—	—	(1,620,200)	(1)	—	(1,894)	—	—	—	—	(1,895)
Stock-based compensation expense	—	—	—	—	281	—	—	—	—	—	281
Amortization of deferred compensation	—	—	—	—	(7,696)	—	—	12,129	—	—	4,433
Cancellation of common stock in connection with acquisition	—	—	(800,000)	—	—	—	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(68,374)	(68,374)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	—	(15)	—	(15)
Unrealized gain on investments	—	—	—	—	—	—	—	—	16	—	16

Total comprehensive loss											(68,373)

Balance at June 30, 2002	—	$—	164,877,460	$165	$472,451	$(1,953)	$(10,771)	$(5,425)	$26	$(181,212)	$273,281

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Continued From Previous Page)

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Exercise of stock options	—	$—	5,658,644	$5	$2,653	$—	$—	$—	$—	$—	$2,658
Issuance of common stock from ESPP	—	—	465,498	—	312	—	—	—	—	—	312
Interest receivable related to notes receivable from stockholders	—	—	—	—	—	—	(686)	—	—	—	(686)
Repayment of note receivable from stockholder	—	—	—	—	—	—	11,407	—	—	—	11,407
Repurchase of common stock	—	—	(28,912,925)	(28)	—	(33,259)	—	—	—	—	(33,287)
Retirement of treasury stock	—	—	—	—	(9,936)	9,936	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	585	—	—	(585)	—	—	—
Amortization of deferred compensation	—	—	—	—	(2,616)	—	—	4,489	—	—	1,873
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(36,787)	(36,787)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	—	(42)	—	(42)
Unrealized gain on investments	—	—	—	—	—	—	—	—	(13)	—	(13)

Total comprehensive loss											(36,842)

Balance at June 30, 2003	—	$—	142,088,677	$142	$463,449	$(25,276)	$(50)	$(1,521)	$(29)	$(217,999)	$218,716

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(30,590)	$(66,865)	$(80,084)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Non-cash restructuring costs and other charges	8,841	15,680	12,442
Depreciation and amortization of property and equipment	10,787	12,376	9,770
Amortization of goodwill and intangible assets	78	168	5,035
Amortization of deferred stock compensation	1,873	4,714	26,638
Amortization of discount/premium on short-term investments	(3)	(448)	—
Provision for excess and obsolete inventory	—	10,407	30,565
Loss (gain) on sale or disposal of assets	258	(2,373)	813
Acquired in-process research and development	—	—	793
Deferred tax assets	—	—	1,080
Sales and marketing expense related to the convertible note payable to Cisco Systems	—	—	8,824
Interest expense related to the convertible note payable to Cisco Systems	—	—	471
Interest income related to stockholder notes	(686)	(536)	29
Other	(339)	67	—
Change in assets and liabilities:
Accounts receivable	2,099	10,363	(7,078)
Inventories	3,393	5,604	(40,677)
Prepaid expenses and other assets	700	5,667	(4,183)
Other assets	652	(2)	(323)
Accounts payable	(1,421)	(5,889)	6,199
Accrued liabilities and accrued restructuring costs	(9,007)	217	12,420

Net cash used in continuing operations	(13,365)	(10,850)	(17,266)

Cash flows from investing activities:
Purchases of short-term investments	(189,612)	(70,152)	—
Maturities of short-term investments	128,713	64,900	—
Proceeds from sales of property and equipment	868	3,372	—
Purchase of property and equipment	(611)	(7,130)	(69,771)
Acquisitions	—	—	(1,012)

Net cash used in investing activities of continuing operations	$(60,642)	$(9,010)	$(70,783)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Continued from previous page)

	Years Ended June 30,
	2003	2002	2001
Cash flows from financing activities:
Proceeds from issuance of common stock	$2,970	$1,364	$262,360
Repurchase of common stock	(33,287)	(1,895)	—
Repayment of note receivable from stockholders	11,407	—	—
Proceeds from issuance of convertible note payable	—	—	50,000
Proceeds from borrowings under line of credit	—	1,268	1,013
Repayment of borrowings under line of credit	—	(2,416)	—
Repayment of capital lease obligations	(4,300)	(3,913)	(2,379)

Net cash (used in) provided by financing activities of continuing operations	(23,210)	(5,592)	310,994

Net cash (used in) provided by continuing operations	(97,217)	(25,452)	222,945
Net cash used in discontinued operation	(318)	(1,988)	(3,137)

Net (decrease) increase in cash and cash equivalents	(97,535)	(27,440)	219,808
Cash and cash equivalents, beginning of year	219,033	246,473	26,665

Cash and cash equivalents, end of year	$121,498	$219,033	$246,473

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$310	$679	$628

Cash paid during the period for income taxes	$—	$—	$4,990

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$1,252	$9,215

Recovery/Return of property and equipment	$(412)	$10,052	$—

Donation of property and equipment	$—	$83	$—

Deferred compensation related to common stock option grants or modifications to employees	$585	$—	$28,009

Repurchase of common stock	$—	$—	$60

Common stock bonus	$—	$—	$36

Conversion of convertible preferred stock	$—	$—	$58,373

Conversion of convertible note payable and related interest to Cisco Systems	$—	$—	$50,471

Issuance of common stock in connection with acquisitions	$—	$—	$448

Issuance of common stock in connection with notes	$—	$6,411	$3,658

Unrealized (loss) gain on investments	$(13)	$16	$—

Write-down of net assets of discontinued operation to estimated net realizable value, less costs to sell	$2,825	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Merger Termination

On August 16, 2002, the Company announced the results of its stockholder vote at the special meeting of Oplink stockholders held on August 15, 2002 with respect to the proposed merger between Oplink and Avanex Corporation (“Avanex”), which was not approved by the Company’s stockholders, and Oplink’s termination of the merger agreement with Avanex.

Stock split

On August 18, 2000, the Board of Directors approved, and the stockholders subsequently approved in September 2000, a two-for-one stock split. The consolidated financial statements and all references to common stock and preferred stock contained in these consolidated financial statements and notes thereto give retroactive effect to the stock split.

Reincorporation

On July 12, 2000, the Company’s Board of Directors authorized the reincorporation of the Company in the State of Delaware. In September 2000 the stockholders approved the reincorporation and the Company reincorporated in Delaware. The Company is authorized to issue 400,000,000 shares of $0.001 par value common stock and 20,000,000 shares of $0.001 par value convertible preferred stock, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock. The Board of Directors has the authority to issue the undesignated convertible preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value and shares of common stock and convertible preferred stock authorized, issued and outstanding at each balance sheet date presented, and for each period presented in the consolidated statement of stockholders’ deficit have been retroactively adjusted to reflect the reincorporation.

Fiscal Year

On January 1, 2001, the Company adopted a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. Fiscal years 2003, 2002 and 2001 consist of 52 weeks.

Reclassification

Certain items previously reported in prior years’ financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned (except as noted below) subsidiaries, Shanghai Oplink Communications, Inc. (“Shanghai”), Zhuhai Free Trade Zone Oplink Communications, Inc. (“Zhuhai FTZ”), Zhuhai Free Trade Zone Oplink Optical Communications, Inc. (“Zhuhai”), Zhuhai Free Trade Zone Telelight Communication, Inc. (“FTZTCI”) and Oplink Macau Commercial Services Company Limited. (“Macau”). With respect to Macau, the Company and Joseph Liu, the President, Chief Executive Officer and a director of the Company, each hold one share in Macau pursuant to which the Company holds a voting interest of ninety-eight and three-fourths percent (98.75%) and Joseph Liu holds the remaining one and one-fourth percent (1.25%) voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Discontinued operation

In June 2003, the Company adopted a plan to sell its Shanghai operation. The sale of the Shanghai operation represents a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”). For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements in accordance with SFAS No. 144. Amounts in the financial statements and related notes for the periods presented, are reclassified to reflect the discontinued operation, as further discussed in Note 5 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, debt, commercial paper and short-term deposits.

Short-term investments

Short-term investments are primarily comprised of money market funds, government and non-government debt securities and commercial paper. Short-term investments represent securities with original maturity of greater than three months and less than one year. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. As of June 30, 2003 and 2002, all of the Company’s short-term investments were classified as available-for-sale and were recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these short-term investments are included as a separate component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

Revenue recognition

The Company derives its revenue from the sale of fiber optic subsystems, integrated modules and components. Revenue from product sales is generally recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience.

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

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximate fair value because of their short maturities and/or variable interest rates. Short-term investments are reported at their fair market value based on quoted market prices.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2003	2002	2001
Customer A	23%	*	12%
Customer B	11%	*	*
Customer C	10%	11%	*
Customer D	*	13%	*
Customer E	*	*	18%
Customer F	*	*	16%
Customer G	*	*	10%

*	Less than 10%.

At June 30, 2003, two customers accounted for 27% and 15% of total accounts receivable, respectively. At June 30, 2002, two customers accounted for 26% and 10% of total accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is subject to rapid technological changes that could have an adverse affect on its realization in future periods. The Company regularly assesses the valuation of inventories and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon the Company’s analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company’s forecast or actual demand from customers is lower than the Company’s estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to five years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Long-lived assets and goodwill

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

Goodwill is allocated to the asset being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangible assets acquired. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill shall be eliminated before making any reduction in the carrying amount of impaired long-lived assets and identifiable intangible assets. As discussed in Note 3, during the year ended June 30, 2001 Oplink recorded a charge of $12.4 million for the impairment of goodwill and purchased intangible assets related to the acquisition of Telelight Communication Inc. (“Telelight”). This charge is reflected in “Restructuring costs and other charges” in the Consolidated Statements of Operations.

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

Stock-based compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 required more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the year ended June 30, 2003. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123 establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plan as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Years Ended June 30,
	2003	2002	2001
Net loss as reported	$(36,787)	$(68,374)	$(80,372)
Pro forma stock compensation expense
computed under the fair value method	(6,167)	(18,971)	(14,980)

Pro forma net loss	$(42,954)	$(87,345)	$(95,352)

Basic and diluted net loss per share, as reported	$(0.23)	$(0.42)	$(0.65)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.54)	$(0.77)

The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Years Ended June 30,
	2003	2002	2001
Risk-free interest rate	2.94%	5.36%	5.50%
Expected life of option	4 years	4 years	4 years
Expected dividends	0%	0%	0%
Volatility	70%	70%	70%

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 2003, 2002 and 2001:

	Years Ended June 30,
	2003	2002	2001
Risk-free interest rate	1.43%	2.13%	5.13%
Expected average life	2 years	2 years	2 years
Expected dividends	0%	0%	0%
Volatility	70%	70%	70%

The weighted average per share fair value of purchase rights under the Purchase Plan was $0.37 during fiscal 2003, $0.64 during fiscal 2002 and $6.90 during fiscal 2001.

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

Comprehensive loss

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

	Years Ended June 30,
	2003	2002	2001
Numerator:
Loss from continuing operations	$(30,590)	$(66,865)	$(80,084)
Loss from discontinued operation	(6,197)	(1,509)	(288)

Total	$(36,787)	$(68,374)	$(80,372)

Denominator:
Weighted average shares outstanding	158,781,618	162,688,216	124,361,560

Net loss per share—basic and diluted:
Continuing operations	$(0.19)	$(0.41)	$(0.64)
Discontinued operation	(0.04)	(0.01)	(0.01)

Total	$(0.23)	$(0.42)	$(0.65)

Antidilutive securites, including options and warrants, not included n net loss per share calculation	20,460,615	27,356,849	26,820,972

Recently issued accounting standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS No. 146 and it did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45(“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to product warranty liability and other guarantees. The Company has adopted FIN 45 and it did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. These financial statements comply with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to materially impact its consolidated financial statements.

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

NOTE 3—RESTRUCTURING COSTS AND OTHER CHARGES

Summary of the restructuring charges in fiscal 2001, 2002 and 2003

A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipemt	Consolidation of Excess Facilities and Other Special Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	4,544
Accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	9,679
Accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	$176	$—	$4,314	$—	4,490

Accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

The amount of accrued restructuring costs, current, is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet as disclosed in Note 6 of the Notes to Consolidated Financial Statements.

The Company, like many of its peers in the telecommunications industry, continues to be affected by the slowdown in telecommunications equipment spending. The Company’s revenues have been generally decreasing in sequential quarters from $43.2 million in the fiscal quarter ended December 31, 2000 to $36.0 million, $20.3 million, $10.0 million, $10.6 million, $9.6 million, $7.7 million, $6.0 million, $5.0 million, $5.6 million and ending with $6.0 million in the fiscal quarter ended June 30, 2003. Due to this decline in business conditions, the Company continued to restructure its business and realigned resources to focus on monitoring costs, preserving cash, completing the planned move of manufacturing operations and research and development to China and focused on core opportunities.

Restructuring costs and other charges incurred during the year ended June 30, 2003

For the year ended June 30, 2003, $12.2 million of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. The following paragraphs provide detailed information relating to the restructuring costs and other charges for the year ended June 30, 2003.

Worldwide workforce reduction

During the year ended June 30, 2003, a charge of approximately $1.8 million was recorded relating primarily to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of the Company’s former Chief Executive Officer. Of the $1.8 million charge, approximately $812,000 was severance and fringe benefits associated with the resignation of the Company’s former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of June 30, 2003, the planned worldwide workforce reductions have been substantially completed.

Excess property and equipment, facilities and other charges

The Company recorded a restructuring charge of $8.9 million relating to excess property and equipment during the year ended June 30, 2003. Property and equipment disposed of or removed from operations of $5.3 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of property and equipment to be disposed of was $1.1 million as of June 30, 2003, and has been included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

In addition, the Company incurred a charge of $1.5 million for leases, primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. The Company also recorded a benefit to restructuring costs and charges of $336,000 relating primarily to change of estimated amounts due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of goodwill and purchased intangible assets

Due to the decline in current business conditions, the Company abandoned one of its technologies. As a result, the Company recorded a charge of $301,000 during the fiscal year ended June 30, 2003.

Restructuring costs and other charges incurred during the years ended June 30, 2002 and 2001

For the years ended June 30 2002 and 2001, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. The following paragraphs provide detailed information relating to the restructuring costs and other charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide workforce reduction

The worldwide workforce reductions in connection with the Company’s initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal years ended June 30, 2002 and 2001, the Company recorded a charge of approximately $2.9 million and $250,000, respectively, primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. As of June 30, 2003, the planned worldwide workforce reductions in connection with the Company’s initial plans have been completed.

Excess property and equipment, facilities and other charges

The Company recorded a restructuring charge of $16.1 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. While the remaining assets removed from operations as of June 30, 2003 are being actively marketed, the Company expects the period of disposal to be an additional nine months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures.

In addition, during the fiscal years ended June 30, 2002 and 2001, the Company incurred a charge of $7.5 million and $3.9 million, respectively, for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded other restructuring costs and charges of $1.7 million and $1.6 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory for the years ended June 30, 2002 and 2001, respectively.

Provision for excess and obsolete inventory

The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. There were no inventory provision charges during the year ended June 30, 2003. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of the Company’s products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of the Company’s products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of property and equipment

As of June 30, 2001, the Company had $8.6 million of accounts payable associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of the Company’s manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Consolidated Statement of Cash Flows.

Impairment of goodwill and purchased intangible assets

For the year ended June 30, 2001, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to the Company’s acquisition of Telelight, which the Company completed in April 2000.

Note 4—ACQUISITIONS

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

The value of certain patents being assigned to Oplink was determined using the relief from royalty methodology, which assumes that the value of the asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets. The fair value assigned to patents of $395,000 is being amortized over their expected useful life of four years. Due to the decline in current business conditions, the Company abandoned one of its technologies related to the Company’s acquisition of Aurora. As a result, the Company recorded a charge of $301,000 during the fiscal year ended June 30, 2003.

NOTE 5—DISCONTINUED OPERATION

In June 2003, the Company adopted a plan to sell its Shanghai operation. The sale of the Shanghai operation represents a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”). For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements in accordance with SFAS No. 144. All prior periods presented have been retroactively adjusted to reflect Shanghai’s financial results as a discontinued operation. Included under the caption of “Loss from discontinued operation” in the Consolidated Statements of Operations are (in thousands):

	Years Ended June 30,
	2003	2002	2001
Operating loss of discontinued operation	$(3,372)	$(1,509)	$(288)
Write-down of net assets of discontinued operation to estimated net realizable value, less costs to sell	(2,825)	—	—

Loss from discontinued operation	$(6,197)	$(1,509)	$(288)

The Company recognized a loss of $2.8 million on this transaction in the year ended June 30, 2003 to reflect the write down of net assets of the discontinued operation to estimate net realizable value, less costs to sell.

Summarized selected financial information for the discontinued operation is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Revenue	$105	$17	$—
Gross (loss) profit	(980)	(544)	77
Operating expenses	(2,384)	(977)	(361)
Loss from discontinued operation	$(3,372)	$(1,509)	$(288)

NOTE 6—BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2003	2002
Accounts receivable
Accounts receivable	$5,314	$7,535
Less: Allowance for doubtful accounts	(598)	(704)

	$4,716	$6,831

Prepaid expenses and other assets
Prepaid expenses	$1,294	$2,371
Assets held for sale	1,061	1,200

	$2,355	$3,571

Inventories:
Raw materials	$12,636	$23,500
Work-in-process	5,224	10,688
Finished goods	4,018	7,964

	21,878	42,152
Less: Reserves for excess and obsolete inventory	(18,442)	(35,601)

	$3,436	$6,551

Property, plant and equipment:
Computer equipment and software	$34,903	$64,994
Building and leasehold improvements	12,685	14,613
Construction in progress	975	1,955

	48,563	81,562
Less: Accumulated depreciation and amortization	(16,825)	(21,830)

	$31,738	$59,732

Property, plant and equipment include $6,299,000 of computer equipment and internal-use software under capital leases at June 30, 2003. Accumulated depreciation of assets under capital leases totaled $3,026,000 at June 30, 2003.

	June 30,
	2003	2002
Accrued liabilities:
Payroll and related expenses	$598	$1,579
Accrued sales commission	958	2,002
Accrued warranty	700	1,200
Accrued restructuring costs	3,018	4,355
Other	2,133	4,180

	$7,407	$13,316

NOTE 7—ACCRUED WARRANTY

The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet as disclosed in Note 6, is as follows (in thousands):

Balance at June 30, 2001	$2,045
Accruals for warranties issued during the year	966
Accruals related to pre-existing warranties (including changes in estimates) during the year	(674)
Settlements made (in cash or in kind) during the year	(1,137)

Balance at June 30, 2002	$1,200

Accruals for warranties issued during the year	659
Accruals related to pre-existing warranties (including changes in estimates) during the year	(848)
Settlements made (in cash or in kind) during the year	(311)

Balance at June 30, 2003	$700

NOTE 8—INCOME TAXES

Consolidated loss before income taxes includes non-U.S. loss of approximately $1,782,000 and $2,130,000 for the years ended June 30, 2003 and 2002, respectively. No current or deferred provision has been provided in the current year due to the Company’s current tax loss position.

The components of the provision for income taxes are as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Current tax expense:
Federal	$—	$—	$(850)
State	—	—	(230)
Foreign	—	—	—

	—	—	(1,080)

Deferred tax benefit:
Federal	$—	$—	$850
State	—	—	230
Foreign	—	—	—

	—	—	1,080

	$—	$—	$—

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2003	2002
Deferred tax assets:
Accruals and reserves	$18,327	$26,766
Net operating loss carryforwards	41,354	20,223
Research and development credit carryforwards	2,920	2,615

Gross deferred tax assets	62,601	49,604
Valuation allowance	(62,601)	(49,604)

Net deferred tax assets	$—	$—

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	June 30,
	2003	2002	2001
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(2)	(7)	(4)
Research credit carryforward	(1)	(1)	(1)
Stock compensation	2	2	13
Impairment of intangible assets	—	—	6
Nondeductible goodwill	—	—	2
Increase in valuation allowance	33	38	19
Other	2	2	(1)

Provision for taxes	—%	—%	—%

Based on available objective evidence at June 30, 2003, management believes that, based on a number of factors, the available objective evidence created sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance was recorded.

At June 30, 2003, the Company had approximately $113.6 million of federal and $46.7 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code.

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

NOTE 9—STOCKHOLDER’S EQUITY

Authorized shares

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 400,000,000 shares of common stock.

The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2003 and 2002. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

Stock Option Plans

In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provide for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan and 1998 Plan, options to purchase 6,000,000 and 33,800,000 shares of common stock, respectively, were authorized for grant. These plans were terminated in October 2000 with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for grant of 20,000,000 stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or generally 90 days after termination as an employee of the Company. The number of shares of common stock reserved for issuance will automatically be increased on each January 1 beginning on January 1, 2001 by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. Shares of common stock, which are covered by a stock option grant under the 1995 and 1998 Plan without having been exercised will be added to the reserve of the 2000 Plan. Over the ten-year term of the 2000 Plan, no more than 50,000,000 shares may be reserved for issuance pursuant to the exercise of incentive stock options.

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

During the years ended June 30, 2003, 2002 and 2001, in connection with the granting of stock options to employees and members of the Board of Directors with exercise prices below fair value, the Company recorded deferred stock compensation aggregating $585,000, $281,000 and $28,009,000 respectively. These amounts are being amortized into expense over the vesting period of the related options, generally four years, using the method set out in FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This results in higher compensation expense in the earlier vesting periods of the related options. Amortization expense associated with deferred stock compensation totaled $1,873,000, $4,714,000 and $26,638,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Information with respect to 1995, 1998 and 2000 stock option plan activity for the three years ended June 30, 2003 is set forth below:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2000	2,859,234	24,962,888	$0.8278
Options authorized during fiscal 2001	32,169,921
Options granted	(15,174,309)	15,174,309	6.9889
Options exercised		(6,954,245)	0.6777
Options canceled	6,361,980	(6,361,980)	4.5113

Balance, June 30, 2001	26,216,826	26,820,972	$3.4787
Options authorized during fiscal 2002	16,969,704
Options granted	(13,449,995)	13,449,995	1.1451
Options exercised		(5,318,528)	1.2880
Options canceled	7,595,590	(7,595,590)	4.7264

Balance, June 30, 2002	37,332,125	27,356,849	$2.4109
Options granted	(5,783,000)	5,783,000	0.6780
Options exercised		(5,658,644)	0.4691
Options canceled	7,020,590	(7,020,590)	3.3179

Balance, June 30, 2003	38,569,715	20,460,615	$2.1599

As of June 30, 2003, the options outstanding and exercisable under the 1995, 1998 and 2000 Plans are presented below:

	Options Outstanding at June 30, 2003			Options Vested and Exercisable at June 30, 2003
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.0000–$2.4500	13,800,303	8.1	$0.8189	6,467,729	$0.8221
$2.4501–$4.9000	3,120,694	7.4	2.7268	2,492,026	2.7427
$4.9001–$7.3500	2,996,827	7.1	5.4406	2,859,796	5.4242
$7.3501–$9.8000	99,500	7.3	8.8813	70,641	8.8494
$9.8001–$12.250	—	0.0	—	—	—
$12.2501–$14.700	2,000	7.6	12.5625	1,166	12.5625
$14.7001–$17.150	283,791	7.3	15.0000	203,048	15.0000
$17.1501–$19.600	130,000	7.5	18.1875	81,249	18.1875
$19.6001–$22.050	27,500	7.6	19.9375	16,613	19.9375

	20,460,615	7.8	$2.1599	12,192,268	$2.7196

Notes Receivable

In April and November 2001, an executive officer borrowed from the Company, pursuant to three full recourse promissory notes, the aggregate principal amount of $10,068,751. The principal amount borrowed was $3,657,500 on April 3, 2001 at an annual interest rate of 8.0%, $828,750 on November 27, 2001 at an annual interest rate of 6.5%, and $5,582,501 on November 28, 2001 at an annual interest rate of 6.5%. Interest income related to these notes of $749,000 and $536,000 were recorded in fiscal 2003 and 2002, respectively. Originally, these promissory notes provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable on the fifth anniversary of the respective dates of issuance. The promissory notes also provided for acceleration of their maturity dates upon the demand of the Board of Directors or upon the termination of service to the Company. These promissory notes were amended on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on March 19, 2007. The notes were secured each by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to executive officer. The notes were recorded as a component of stockholders’ equity. In June 2003, all three promissory notes and related accrued interests in the total amount of $11,353,398 were repaid in full.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which has a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the former executive officer. The note is secured by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this former executive officer. The note is recorded as a component of stockholders’ equity. As of June 30, 2003, the outstanding balance of note receivable from this former executive officer including accrued interest was $50,138.

Repurchase of Common Stock

On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of June 30, 2003 repurchases of $35.2 million have been made under the repurchase program.

2000 Employee Stock Purchase Plan

In July 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which authorizes the issuance of 4,000,000 shares of its common stock pursuant to purchase rights granted to employees or to employees of any of its affiliates. The number of shares reserved for issuance under the Purchase Plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 20,000,000 shares may be issued during the term of the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of June 30, 2003, 1,377,275 shares had been issued under the Purchase Plan at an average price of $1.213 per share.

NOTE 10—RELATED PARTY TRANSACTIONS

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

Loan to Officer

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. The note is recorded as a component of other assets. As of June 30, 2003, the outstanding balance, including accrued interest was $237,603.

Sales to Investors

Beginning from July 1, 1998, the Company sold products to a customer who was also one of the shareholders of the Company’s Series D preferred stock, which converted to common stock simultaneously with the close of the Company’s initial public offering. Total revenues from sales to this customer were $326,000, $1,453,000 and $8,280,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company sold products to Cisco Systems, Inc. who, in August 2000, provided the Company $50,000,000 cash in exchange for a note payable. Upon the closing of the Company’s initial public offering, the note payable was converted into 3,298,773 shares of common stock. Total revenues from sales to Cisco Systems, Inc. were $87,000, $2,452,000 and $11,485,000 for the years ended June 30, 2003, 2002 and 2001 respectively.

Purchases From Vendors

The Company purchased $91,700 and $228,800 of software and related support in the years ended June 30, 2003 and 2002, respectively, from a vendor whose board of directors shares with the Company’s Board of Directors three common board members. In addition, one of the vendor’s executive officers is on the Company’s Board of Directors.

The Company received $7,500, $14,600 and $1,500 of legal services in fiscal 2003, 2002 and 2001, respectively, from a firm whose partner is a director of the Company. The director ceased to be a partner of the firm since January 2003.

Repurchase of Common Stock

On June 13, 2003, the Company purchased 6,170,325 shares of its common stock from its Chief Executive Officer for a purchase price of $1.84 per share, which the Board of Directors determined to be the fair market value based on the three-day trailing average of the closing price of the Company’s common stock on the Nasdaq National Market System. The closing price of the Company’s common stock on the date of purchase was

$1.85 per share. The proceeds in the amount of $11,353,398 received by the Company’s Chief Executive Officer for the shares were applied against outstanding promissory notes owed by him to the Company as disclosed in Note 9 of the Notes to Consolidated Financial Statements. The shares were returned to the Company as treasury stock.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Line of Credit

In July 2001, the Company entered into a credit agreement, which provides for borrowings of up to $3,624,000 for working capital purposes. The borrowings bear interest at 5.85% per annum and are secured by certain assets of the Company. The line of credit expired in April 2002.

Operating Leases

The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2004	$3,147
2005	2,313
2006	117
Thereafter	—

$5,577

Rent expense for all operating leases was approximately $1,165,000, $2,758,000 and $4,052,000 in fiscal 2003, 2002 and 2001, respectively.

Capital Leases

During fiscal 2002, the Company entered into six capital leases for equipment in the amount of $1,252,000 with interest accruing at the rate of 8.30% per annum.

Future minimum lease payments for all capital leases are as follows (in thousands):

Year Ending June 30,
2004	$1,529
2005	84

Total minimum lease payments	1,613
Less: Amount representing interest	(52)

Present value of capital lease obligations	1,561
Current portion of capital lease obligations	1,478

Capital lease obligations, non current	$83

Litigation

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed against hundreds of other public companies, or Issuers, that went public in the late 1990s.

On August 8, 2001, the IPO lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO cases filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company. The Section 10(b) claim was dismissed without leave to amend.

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17,2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the early stages of discovery and no trial date has been set. The Company believes that this litigation with respect to the Company is without merit and intends to defend itself vigorously.

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12—SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The breakdown of sales by geographic customer destination is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Sales:
United States	$9,751	$19,676	$101,761
Europe	4,308	10,881	17,626
Asia	7,138	6,361	5,714
Canada	1,440	1,004	6,714

Totals	$22,637	$37,922	$131,815

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2003	2002
Property, plant and equipment, net:
United States	$4,661	$17,793
People’s Republic of China	27,077	41,939

Totals	$31,738	$59,732

NOTE 13—401(K) PLAN

In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2003.

NOTE 14—SUBSEQUENT EVENT

In July 2003, the Company entered into a line of credit agreement, which provides for borrowings of up to $2,420,000 for working capital purpose. The line of credit will expire in January 2004.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Oplink Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated July 29, 2003, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California

July 29, 2003

Schedule II

Oplink Communications, Inc.

Valuation and Qualifying Accounts

For the years ended June 30, 2003, 2002 and 2001

(In thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended June 30, 2003	$704	$62	$168	$598
Year Ended June 30, 2002	$876	$(69)	$103	$704
Year Ended June 30, 2001	$562	$330	$16	$876

Inventory reserve
Year Ended June 30, 2003	$35,601	$—	$17,159	$18,442
Year Ended June 30, 2002	$27,134	$10,407	$1,940	$35,601
Year Ended June 30, 2001	$4,459	$30,565	$7,890	$27,134

Accrued restructuring costs
Year Ended June 30, 2003	$9,679	$12,167	$17,356	$4,490
Year Ended June 30, 2002	$4,544	$28,105	$22,970	$9,679
Year Ended June 30, 2001	$—	$18,177	$13,633	$4,544

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.