Form 10-Q
period 2003-09-30
OPLINK COMMUNICATIONS INC
filed 2003-11-12
CIK 1022225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2003 was 145,236,594.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2003	2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$124,304	$121,498
Short-term investments	64,777	66,605
Accounts receivable, net	5,982	4,716
Inventories	3,654	3,436
Prepaid expenses and other current assets	2,008	2,355
Net assets of discontinued operation	2,667	2,667

Total current assets	203,392	201,277
Property, plant and equipment, net	29,670	31,738
Intangible assets	—	120
Other assets	608	608

Total assets	$233,670	$233,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,604	$4,587
Accrued liabilities	7,933	7,407
Current portion of capital lease obligations	866	1,478

Total current liabilities	14,403	13,472
Capital lease obligations, non current	—	83
Accrued restructuring costs, non current	1,145	1,472

Total liabilities	15,548	15,027

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock	144	142
Additional paid-in capital	464,498	463,449
Treasury stock	(25,276)	(25,276)
Notes receivable from stockholders	(51)	(50)
Deferred stock compensation	(943)	(1,521)
Accumulated other comprehensive income (loss)	7	(29)
Accumulated deficit	(220,257)	(217,999)

Total stockholders’ equity	218,122	218,716

Total liabilities and stockholders’ equity	$233,670	$233,743

(1)	The Condensed Consolidated Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenues	$7,234	$6,011
Cost of revenues:
Cost of revenues	5,173	7,369
Non-cash compensation expense	76	102

Total cost of revenues	5,249	7,471

Gross profit (loss)	1,985	(1,460)

Operating expenses:
Research and development:
Research and development	1,362	2,948
Non-cash compensation expense (recovery)	350	(121)

Total research and development	1,712	2,827

Sales and marketing:
Sales and marketing	784	1,653
Non-cash compensation (recovery) expense	(14)	85

Total sales and marketing	770	1,738

General and administrative:
General and administrative	2,256	1,641
Non-cash compensation expense	365	666

Total general and administrative	2,621	2,307

Merger fees	—	1,110
Amortization of goodwill, intangible and other assets	10	26

Total other operating expenses	10	1,136

Total operating expenses	5,113	8,008

Loss from operations	(3,128)	(9,468)
Interest and other income, net	552	1,159
Gain (loss) on sale of assets	215	(133)

Loss from continuing operations	(2,361)	(8,442)
Income (loss) from discontinued operation	103	(273)

Net loss	$(2,258)	$(8,715)

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$(0.05)
Discontinued operation	0.00	(0.00)

Total	$(0.02)	$(0.05)

Basic and diluted weighted average shares outstanding	142,589	164,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(2,361)	$(8,442)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization of property and equipment	2,117	3,071
Amortization of goodwill and intangible assets	10	26
Amortization of deferred stock compensation	777	732
Amortization of discount (premium) on short-term investments	37	(21)
(Gain) loss on sale or disposal of assets	(215)	133
Interest income related to stockholder notes	—	(176)
Other	53	4
Change in assets and liabilities:
Accounts receivable	(1,266)	2,163
Inventories	(218)	785
Prepaid expenses and other assets	254	652
Accounts payable	1,017	1,334
Accrued liabilities and accrued restructuring costs	199	(1,985)

Net cash provided by (used in) continuing operations	404	(1,724)

Cash flows from investing activities:
Purchases of short-term investments	(49,726)	(16,917)
Maturities of short-term investments	51,500	5,700
Proceeds from sales of assets	393	36
Purchase of property and equipment	(51)	(209)

Net cash provided by (used in) investing activities of continuing operations	2,116	(11,390)

Cash flows from financing activities:
Proceeds from issuance of common stock	851	9
Repurchase of common stock	—	(662)
Repayment of capital lease obligations	(695)	(1,039)

Net cash provided by (used in) financing activities of continuing operations	156	(1,692)

Net cash provided by (used in) continuing operations	2,676	(14,806)
Net cash provided by (used in) discontinued operation	130	(241)

Net increase (decrease) in cash and cash equivalents	2,806	(15,047)
Cash and cash equivalents, beginning of period	121,498	219,033

Cash and cash equivalents, end of period	$124,304	$203,986

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Three Months Ended September 30,
	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$20	$110

Supplemental non-cash investing and financing activities:
Forfeiture of common stock option grants	$(3)	$(126)

Recovery/return of property and equipment	$—	$(412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, monitoring and conditioning and line transmission applications. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in San Jose, California. Oplink offers its customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

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

2. Basis of Presentation. The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. Fiscal year 2004 will consist of 52 weeks.

In June 2003, the Company adopted a plan to sell its Shanghai operation. The sale of the Shanghai operation represents a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,”. For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements in accordance with SFAS No. 144. Amounts in the financial statements and related notes for the periods presented, are reclassified to reflect the discontinued operation.

In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2003 and the results of its operations and its cash flows for the three-month periods ended September 30, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3. Net Loss Per Share. The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Numerator:
Loss from continuing operations	$(2,361)	$(8,442)
Income (loss) from discontinued operation	103	(273)

Total	$(2,258)	$(8,715)

Denominator:
Weighted average shares outstanding	142,589	164,767

Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.05)
Discontinued operation	0.00	0.00

Total	$(0.02)	$(0.05)

Antidilutive stock options not included in net loss per share calculation	18,874	26,093

4. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

The reconciliation of net loss to comprehensive loss for the three months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Net loss	$(2,258)	$(8,715)
Unrealized loss on investments	(17)	(16)
Change in cumulative translation adjustments	53	4

Total comprehensive loss	$(2,222)	$(8,727)

5. Short-Term Investments. The Company’s short-term investments are primarily comprised of money market funds, government and non-government debt securities and commercial paper. Short-term investments represent securities with original maturity of greater than three months and less than one year. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. As of September 30, 2003 and June 30, 2003, all of the Company’s short-term investments were classified as available-for-sale and were recorded on the Condensed Consolidated Balance Sheets at fair value. Unrealized gains and losses on these short-term investments are included as a separate component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	June 30,
	2003	2003
Inventories:
Raw materials	$11,019	$12,636
Work-in-process	5,049	5,224
Finished goods	3,808	4,018

	19,876	21,878
Less: Reserves for excess and obsolete inventory	(16,222)	(18,442)

	$3,654	$3,436

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	September 30,	June 30,
	2003	2003
Property, plant and equipment:
Computer equipment and software	$34,771	$34,903
Building and leasehold improvements	12,685	12,685
Construction in progress	968	975

	48,424	48,563
Less: Accumulated depreciation and amortization	(18,754)	(16,825)

	$29,670	$31,738

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2003	2003
Accrued liabilities:
Payroll and related expenses	$726	$598
Accrued sales commission	973	958
Accrued warranty	700	700
Accrued restructuring costs	2,561	3,018
Other	2,973	2,133

	$7,933	$7,407

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Balance at the beginning of the period	$700	$1,200
Accruals for warranties issued during the period	211	181
Accruals related to pre-existing warranties (including changes in estimates)	(179)	(319)
Settlements made (in cash or in kind) during the period	(32)	(12)

Balance at the end of the period	$700	$1,050

10. Restructuring Costs and Other Charges. For the years ended June 30, 2003, 2002 and 2001, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the quarter ended September 30, 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipment	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	$34	$—	$3,672	$—	$3,706

Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

11. Stock-based compensation. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123 establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plan as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Net loss as reported	$(2,258)	$(8,715)
Stock-based employee compensation expense included in reported net loss	777	732
Pro forma stock compensation expense computed under the fair value method for all awards	(1,541)	(2,462)

Pro forma net loss	$(3,022)	$(10,445)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.05)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.06)

The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended September 30,
	2003	2002
Risk-free interest rate	3.54%	3.37%
Expected life of option	4 years	4 years
Expected dividends	0%	0%
Volatility	70%	70%

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of September 30, 2003, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.

13. Recent Accounting Pronouncements. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted SFAS No. 146 and believes that the adoption did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF Issue No. 00-21 and believes that the adoption did not have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not have any such financial instruments as of September 30, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

14. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

15. Subsequent Event. In October 2003, the Company entered into a definitive agreement to acquire substantially all of the assets, including intellectual property, of privately held RedClover Networks, Inc. The acquisition was consummated in early November 2003. The Company paid $250,000 in cash, assumed certain liabilities of approximately $1.2 million and incurred other costs of approximately $100,000.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission on September 26, 2003.

Our consolidated financial statements for all periods presented account for our Shanghai operation as a discontinued operation as required under generally accepted accounting principles (“GAAP”) as a result of our decision to sell the business, which we announced in July 2003. Our Condensed Consolidated Statements of Operations and of Cash Flows have been retroactively adjusted for all periods to separately present the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Overview

We provide design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, monitoring and conditioning and line transmission applications. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in San Jose, California. We offer our customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

REVENUES. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 120 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

COST OF REVENUES. Our cost of revenues consists of raw material, salaries and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranties. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by manufacturing volume, our pricing policies, production yield, costs incurred in improving manufacturing processes, mix of products sold, provisions for excess and obsolete inventories.

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

NON-CASH COMPENSATION EXPENSE. Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through September 30, 2003, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $59.0 million, of which $777,000, $1.9 million, $4.7 million and $26.6 million was expensed during the three months ended September 30, 2003, and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period of the related stock options, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expenses are recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Non-employee grants are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:

-	revenue recognition and product returns;

-	warranty obligations;

-	risk evaluation;

-	allowance for doubtful accounts;

-	excess and obsolete inventory;

-	property, plant and equipment; and

-	goodwill and other identifiable intangibles.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no changes to these critical accounting policies subsequent to June 30, 2003.

Results of Operations

Revenues. Revenues increased by $1.2 million, or 20%, from $6.0 million for the three months ended September 30, 2002 to $7.2 million for the three months ended September 30, 2003. The increase was primarily due to increased unit shipments of our wavelength expansion products and optical amplification products to customers. The increase in revenues associated with increased unit shipments was partially offset by decreases in the average selling prices of our products. Though further declines in average selling prices are anticipated in the second quarter of fiscal 2004, shipment volume in the second quarter of fiscal 2004 is expected to increase in excess of the negative impact on our revenues from the decreases in average selling prices. Though visibility remains difficult we anticipate a slightly better than modest increase in revenue in the second quarter of fiscal 2004 from the first quarter of fiscal 2004.

Gross Profit (Loss). Gross profit increased by $3.4 million, or 236%, from a gross loss of $1.5 million for the three months ended September 30, 2002 to a gross profit of $2.0 million for the three months ended September 30, 2003. The increase in gross profit was primarily due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. Our gross profit also increased as a result of greater revenue. In addition, our gross profit for the three months ended September 30, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $515,000, partially offset by $76,000 in non-cash compensation expense. Our gross profit for the three months ended September 30, 2002 was negatively impacted by $102,000 of non-cash compensation expense.

Gross profit margins were 27.4% and (24.3%) for the three months ended September 30, 2003 and 2002, respectively. Our gross margin increased for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China, improvement in manufacturing efficiencies and higher yields in our manufacturing facilities in China. We are continuing to implement programs to further improve production yields of our products. We cannot assure you, however, that these programs will be successful in increasing our gross margin. We anticipate that we will see a slight sequential improvement in gross margin in the second quarter of fiscal 2004 from the first quarter of fiscal 2004. However, this is primarily dependent on the anticipated increase in revenues and less upon achieving improvements in our production yields or meeting our cost management initiatives.

Research and Development. Research and development expenses, including non-cash compensation expense (recovery), decreased $1.1 million, or 39%, from $2.8 million for the three months ended September 30, 2002 to $1.7 million for the three months ended September 30, 2003. The decrease in research and development expenses was primarily due to the cost savings associated with the worldwide workforce reductions, lower costs as a result of transitioning the research and development function to China, lower depreciation and facility costs due to restructurings and lower project material costs, partially offset by an increase in non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects.

Subsequent to September 30, 2003, we acquired substantially all of the assets, including intellectual property, of privately held RedClover Networks, Inc. As a result of the acquisition, we expect our quarterly research and development expenses to increase in the second quarter of fiscal 2004. In addition, we expect that a portion of the total purchase price will be allocated to in-process research and development and will be expensed in the second quarter of fiscal 2004.

Sales and Marketing. Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $968,000, or 56%, from $1.7 million for the three months ended September 30, 2002 to $770,000 for the three months ended September 30, 2003. The decrease in sales and marketing expenses was primarily due to the cost savings associated with the worldwide workforce reduction, the consolidation of excess facilities and a decrease in non-cash compensation expense, partially offset by higher commissions paid to our internal and external sales representatives associated with increased revenue. We expect our quarterly sales and marketing expenses to increase slightly in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004 primarily as a result of anticipated increased revenues.

General and Administrative. General and administrative expenses, including non-cash compensation expense, increased $314,000, or 14%, from $2.3 million for the three months ended September 30, 2002 to $2.6 million for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to $890,000 of expenses associated with the exploration of strategic business opportunities in the three months ended September 30, 2003, partially offset by lower non-cash compensation expense and cost savings associated with the worldwide workforce reduction. We expect our general and administrative expenses in the second quarter of fiscal 2004 to be slightly lower than our general and administrative expenses in the fourth quarter of fiscal 2003.

Non-Cash Compensation Expense. From July 1, 1998 through September 30, 2003, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of stock option cancellations. Non-cash compensation expense increased $45,000, or 6%, from $732,000 for the three months ended September 30, 2002 to $777,000 for the three months ended September 30, 2003. The increase in non-cash compensation expenses was primarily due to additional non-cash compensation expense relating to the modification of option grants to employees in the three months ended September 30, 2003.

Employees. As of September 30, 2003, we have 709 full-time employees worldwide, as compared to 966 full-time employees worldwide as of September 30, 2002. During the twelve months ended September 30, 2003, we reduced our headcount by 257 people, or 27% of our work force, moved substantially all of our manufacturing operations to China and further reduced our cost structure to respond to significantly lower revenues than we previously anticipated. Additionally, during the fiscal year ended June 30, 2003, we completed our move of a majority of our research and development activities in the United States to China. There is no certainty that these programs will be successful to offset any reductions in shipments to customers or any decline in average selling prices. Our visibility continues to be limited with respect to the demand for products and services from telecommunications equipment providers. We expect to continue to evaluate our business on an ongoing basis in light of current and future revenue trends and adjust our cost structure accordingly.

Restructuring Costs and Other Charges. For the years ended June 30, 2003, 2002 and 2001, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the quarter ended September 30, 2003 is as follows (in thousands):

	Workforce Reduction	Excess Property and Equipment	Consolidation of Excess Facilities and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	$34	$—	$3,672	$—	$3,706

Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

Merger Fees. In connection with the terminated merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.1 million and $1.3 million in merger fees for the three months ended September 30, 2002 and the fiscal year ended June 30, 2003, respectively.

        Interest and Other Income, Net. Interest and other income, net, declined to $552,000 for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. The decrease in interest income was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal quarters’ loss from operations and financing outlays relating to repurchase of common stock and repayment of capital lease obligations. In addition, interest income decreased as a result of repayment of interest bearing notes receivable from an officer.

Gain on Sale of Assets. Gain on sale of assets increased $348,000 to a gain of $215,000 for the three months ended September 30, 2003 from a loss of $133,000 for the three months ended September 30, 2002. The increase was primarily due to the sale of excess fixed assets and intangible assets greater than the carrying amount of these assets.

Provision for Income Taxes. We have recorded a gross deferred tax asset of $113.6 million as of September 30, 2003, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized. In assessing the realizability of deferred tax assets, management recorded a valuation allowance to the extent we do not have a carryback right. Based on our history of losses and uncertainty of generating future taxable income, the realizable portion of the deferred tax assets is equal only to the amount of income tax expense expected to be paid during fiscal 2004, which is zero, and represents the amount that we believe will more likely than not be realizable based on current available objective evidence.

Discontinued Operation. In June 2003, we adopted a plan to sell our Shanghai operation. We will continue to operate it until it is sold. For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements. Income (loss) from discontinued operation consists of an operating income of $103,000 and an operating loss of $273,000 incurred by the Shanghai operation during the three months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $28.0 million of common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2003. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of September 30, 2003, we had cash, cash equivalents and short-term investments of $189.1 million and working capital of $189.0 million.

Our operating activities provided cash of $404,000 in the three months ended September 30, 2003. Cash provided by operating activities was primarily attributable to depreciation and amortization expense of $2.1 million, non-cash compensation expense of $777,000, a decrease in prepaid expenses and other assets of $254,000, an increase in accounts payable of $1.0 million and increases in accrued liabilities and accrued restructuring costs of $199,000. These amounts were partially offset by a loss from continuing operations incurred during the three months ended September 30, 2003 of $2.4 million and increases in accounts receivable of $1.3 million and inventories of $218,000.

Our investing activities provided cash of $2.1 million in the three months ended September 30, 2003 due to maturities of short-term investments of $51.5 million and proceeds from sales of property and equipment of $393,000, partially offset by purchases of short-term investments of $49.7 million and property and equipment of $51,000. During the remaining nine months of fiscal 2004, we expect to use approximately $600,000 for the purchase of property and equipment worldwide, excluding property and equipment acquired through acquisitions. We expect to use cash generated from our initial public offering for these expenditures.

Our financing activities provided cash of $156,000 in the three months ended September 30, 2003 due to proceeds from issuance of common stock of $851,000 partially offset by repayment of capital lease obligations of $695,000.

Our principal source of liquidity at September 30, 2003 consisted of $189.1 million in cash, cash equivalents and short-term investments. We believe that our current cash, cash equivalents and short-term investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

Our contractual obligations as of September 30, 2003 have been summarized below (in thousands):

	Total	Contractual Obligations Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Capital lease obligations	$866	$866	$—	$—	$—
Operating leases	4,655	2,867	1,788	—	—
Purchase obligations	$1,798	1,798	—	—	—

Total	$7,319	$5,531	$1,788	$—	$—

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of September 30, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $2.3 million, $36.8 million, $68.4 million and $80.4 million for the three months ended September 30, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of September 30, 2003, we had an accumulated deficit of $220.3 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers, although not the same ten customers for each period, together accounted for 78%, 72%, 73% and 83% of our revenues in the three months ended September 30, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Nortel Networks Corporation and HuaWei Technologies Co. Ltd. each accounted for greater than 10% of our revenue for the three months ended September 30, 2003. Nortel Networks Corporation, Adva AG Optical Networking and Marubun Corporation each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003, and Siemens AG and Marubun Corporation each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2002. Agere Systems, Inc., Lucent Technologies, Nortel Networks Corporation and Sycamore Networks each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2001. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers are experiencing a downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our target markets continue to consolidate.

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

It is difficult to forecast our revenues accurately. Moreover, our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	cancellations of orders and shipment rescheduling;

-	our ability to successfully improve our manufacturing capability in our facilities in China;

-	the availability of raw materials used in our products and increases in the price of these raw materials;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality we require;

-	our ability to achieve acceptable production yields in China;

-	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

-	the mix of products and the average selling prices of the products we sell;

-	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

-	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

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

A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we do not experience growth in generating and recognizing revenues, our quarterly operating results are likely to be harmed. For example, we did not experience revenue growth during fiscal 2003 as compared to fiscal 2002. In addition, we did not experience such growth during fiscal 2002 as compared to fiscal 2001. In fiscal 2003, 2002 and 2001, our net loss was $36.8 million, $68.4 million and $80.4 million, respectively.

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

The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the fiber optic components and subsystems market include Avanex Corporation (including the photonic technologies business of Corning Incorporated), DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and subsystem suppliers will become increasingly important to our current and potential customers in the future. Current and potential vendors may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. Also, we expect to pursue optical contract manufacturing opportunities in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, the unavailability of materials and equipment used in our products, or reduced gross margins, any of which could harm our business.

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

IF WE FAIL TO EFFECTIVELY CONTROL OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively control our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our revenue was also favorably impacted by the unexpected utilization of fully reserved inventory of $515,000, $619,000, $469,000, $530,000 and $480,000 in the first quarter of fiscal 2004, the fourth, the third and the second quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively. Any difficulty managing our inventory levels may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

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

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months ended September 30, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 65%, 67%, 66% and 57% of our revenues in the three months ended September 30, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 46 issued patents, have 4 allowed applications awaiting issuance and 26 pending patent applications in the United States. In addition, we currently have 30 pending patent applications in the

People’s Republic of China, 16 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY DISPUTES IN THE FUTURE, WHICH WILL DIVERT MANAGEMENT’S ATTENTION AND COULD CAUSE US TO INCUR SIGNIFICANT COSTS AND PREVENT US FROM SELLING OR USING THE CHALLENGED TECHNOLOGY.

Participants in the communications and fiber optic components and subsystems markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors and academic institutions. We have no means of knowing that a patent application has been filed in the United States until the patent is issued. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us.

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

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past year and may continue to experience changes in the future. A number of members of our management team, including Frederick R. Fromm, formerly Chief Executive Officer and President, Weiming Li, formerly Vice President and General Manager, Oplink Zhuhai, Weizhong Li, formerly Chief Technology Officer, Jingyu Xu, formerly Senior Vice President, Engineering Christian A.Lepiane, formerly Vice President, Worldwide Sales, Zeynep Hakimoglu, formerly Vice President, Product Line Management and Linda Reddick, formerly Vice President and Controller, have recently resigned or been terminated in connection with our restructuring efforts. Joseph Y. Liu has recently resumed the position of President and Chief Executive Officer and several other members of our team have also recently assumed expanded roles. River Gong assumed the position of Vice President, Sales and Xinglong Wang joined our management team as Vice President, Operations. If our management team continues to experience high attrition or does not work effectively together, it could substantially harm our business.

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

BECAUSE THE FIBER OPTIC COMPONENTS AND SUBSYSTEMS INDUSTRY IS CAPITAL INTENSIVE, OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RAISE ANY NEEDED ADDITIONAL CAPITAL.

The optical components and subsystems industry is capital intensive, and the transition of our manufacturing facilities to China, the development and marketing of new products and the hiring and retention of personnel have required and will continue to require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical components and subsystems develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes, or if additional cash is used for acquisitions or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

BECAUSE THE OPTICAL COMPONENTS AND SUBSYSTEMS INDUSTRY IS EVOLVING RAPIDLY AND IS HIGHLY COMPETITIVE, OUR STRATEGY INVOLVES ACQUIRING OTHER BUSINESSES AND TECHNOLOGIES TO GROW OUR BUSINESS. IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES OR TECHNOLOGIES, OUR OPERATING RESULTS MAY BE HARMED.

The optical components and subsystems industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

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

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

Our current executive officers, directors and their affiliates own, in the aggregate, as of September 30, 2003, approximately 25% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to September 30, 2003. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. As of June 30, 2003, all of our investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six months from June 30, 2003. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying Value at June 30, 2003	Average Rate of Return at June 30, 2003	Carrying Value at June 30, 2002	Average Rate of Return at June 30, 2002
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$54,292	1.2%	$215,208	1.8%
Cash equivalents - fixed rate	64,198	1.2%	—	—
Short-term investments - variable rate	38,927	1.2%	—	—
Short-term investments - fixed rate	27,678	1.2%	5,700	1.9%

Total	$185,095		$220,908

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

Our market risk for the quarter ended September 30, 2003 has not changed significantly from our market risk for the fiscal year ended June 30, 2003 as described above.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Subject to the limitations on the effectiveness of the controls as described below, our management, with the participation of our principal executive officer, Joseph Y. Liu, and our principal financial officer, Bruce D. Horn, has concluded that our disclosure controls and procedures were effective as of September 30, 2003.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, we and certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that we, certain of our officers and directors and the underwriters of our initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that our registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s (collectively, the “IPO Lawsuits”).

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

In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs will be entitled to recover the difference between the actual recovery and $1 billion from the insurers for the Issuers. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court.

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

As of September 30, 2003, we had $189.1 million in cash, cash equivalents and short-term investments. All remaining proceeds are invested in cash, cash equivalents, or short-term investments consisting of highly liquid commercial paper, money market funds, government and non-governmental debt securities and certificates of deposit. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. As of September 30, 2003, there were repurchases of an aggregate of $35.2 million under our repurchase program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

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

Oplink completed the previously announced acquisition of substantially all of the assets, including intellectual property, of privately held RedClover Networks, Inc. in early November 2003. Oplink also assumed certain liabilities in connection with the acquisition.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On July 31, 2003, Oplink Communications, Inc. filed a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that it had issued a press release on July 31, 2003 regarding its financial results for the quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: November 12, 2003	By:	/s/ Bruce D. Horn
Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)