Form 10-Q
period 2003-12-31
OPLINK COMMUNICATIONS INC
filed 2004-02-10
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the Registrant’s common stock outstanding as of January 31, 2004 was 146,216,369.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	June 30,

	2003	2003

		(1)
ASSETS
Current assets:
Cash and cash equivalents	$129,480	$121,498
Short-term investments	40,947	66,605
Accounts receivable, net	5,868	4,716
Inventories	4,740	3,436
Prepaid expenses and other current assets	2,346	2,355
Net assets of discontinued operation	2,667	2,667

Total current assets	186,048	201,277
Long-term investments	18,294	—
Property, plant and equipment, net	27,293	31,738
Intangible assets	—	120
Other assets	608	608

Total assets	$232,243	$233,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,106	$4,587
Accrued liabilities	7,027	7,407
Current portion of capital lease obligations	459	1,478

Total current liabilities	12,592	13,472
Capital lease obligations, non current	—	83
Accrued restructuring costs, non current	858	1,472

Total liabilities	13,450	15,027

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock	146	142
Additional paid-in capital	466,814	463,449
Treasury stock	(25,276)	(25,276)
Notes receivable from stockholders	(52)	(50)
Deferred stock compensation	(545)	(1,521)
Accumulated other comprehensive income (loss)	70	(29)
Accumulated deficit	(222,364)	(217,999)

Total stockholders’ equity	218,793	218,716

Total liabilities and stockholders’ equity	$232,243	$233,743

(1)  The Condensed Consolidated Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues	$8,071	$5,029	$15,305	$11,040
Cost of revenues:
Cost of revenues	5,612	5,319	10,785	12,688
Non-cash compensation expense (recovery)	52	(716)	128	(614)

Total cost of revenues	5,664	4,603	10,913	12,074

Gross profit (loss)	2,407	426	4,392	(1,034)

Operating expenses:
Research and development:
Research and development	1,645	2,459	3,007	5,407
Non-cash compensation expense (recovery)	55	(52)	405	(173)

Total research and development	1,700	2,407	3,412	5,234

Sales and marketing:
Sales and marketing	813	1,233	1,597	2,886
Non-cash compensation expense (recovery)	33	(63)	19	22

Total sales and marketing	846	1,170	1,616	2,908

General and administrative:
General and administrative	1,373	1,888	3,629	3,529
Non-cash compensation expense	258	476	623	1,142

Total general and administrative	1,631	2,364	4,252	4,671

Restructuring costs and other charges	—	7,324	—	7,324
Merger fees	—	190	—	1,300
In-process research and development	861	—	861	—
Amortization of intangible and other assets	—	22	10	48

Total other operating expenses	861	7,536	871	8,672

Total operating expenses	5,038	13,477	10,151	21,485

Loss from operations	(2,631)	(13,051)	(5,759)	(22,519)
Interest and other income, net	589	1,088	1,141	2,114
(Loss) gain on sale of assets	(90)	—	125	—

Loss from continuing operations	(2,132)	(11,963)	(4,493)	(20,405)
Income (loss) from discontinued operation	25	(2,413)	128	(2,686)

Net loss	$(2,107)	$(14,376)	$(4,365)	$(23,091)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.07)	$(0.03)	$(0.12)
Discontinued operation	0.00	(0.02)	0.00	(0.02)

Total	$(0.01)	$(0.09)	$(0.03)	$(0.14)

Basic and diluted weighted average shares outstanding	145,544	162,213	144,066	163,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(4,493)	$(20,405)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Non-cash restructuring and other charges	—	4,259
Depreciation and amortization of property, plant and equipment	4,252	5,787
Amortization of intangible and other assets	10	48
Non-cash compensation expense	1,175	377
In-process research and development	861	—
Amortization of premium (discount) on investments	49	(86)
Gain on sale of assets	(125)	—
Interest income related to stockholder notes	(2)	(361)
Change in assets and liabilities:
Accounts receivable	(1,152)	2,320
Inventories	(1,294)	728
Prepaid expenses and other assets	(100)	(265)
Accounts payable	154	1,844
Accrued liabilities and accrued restructuring costs	(1,073)	(2,509)

Net cash used in continuing operations	(1,738)	(8,263)

Cash flows from investing activities:
Payment for purchase of RedClover Networks, Inc.	(150)	—
Purchases of investments	(87,918)	(86,925)
Maturities of investments	95,279	10,700
Proceeds from sales of assets	439	394
Purchase of property and equipment	(153)	(400)

Net cash provided by (used in) investing activities of continuing operations	7,497	(76,231)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,170	96
Repurchase of common stock	—	(3,715)
Repayment of capital lease obligations	(1,102)	(2,100)

Net cash provided by (used in) financing activities of continuing operations	2,068	(5,719)

Net cash provided by (used in) continuing operations	7,827	(90,213)
Net cash provided by (used in) discontinued operation	155	(240)

Net increase (decrease) in cash and cash equivalents	7,982	(90,453)
Cash and cash equivalents, beginning of period	121,498	219,033

Cash and cash equivalents, end of period	$129,480	$128,580

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Six Months Ended
	December 31,

	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$29	$192

Supplemental non-cash investing and financing activities:
Forfeiture of common stock option grants	$—	$(302)

Recovery of property and equipment	$—	$(412)

Adjustment to accrued construction in progress	$(807)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, monitoring and conditioning and line transmission applications. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in San Jose, California. As a Photonic Foundry, Oplink offers its customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

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

2.     Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent accountants who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. December 28, 2003 and December 29, 2002 represent the Sunday closest to the period ended December 31, 2003 and December 31, 2002, respectively. Fiscal year 2004 will consist of 52 weeks.

     In June 2003, the Company adopted a plan to sell its Shanghai operation. The sale of the Shanghai operation represents a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived

Assets”. For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements in accordance with SFAS No. 144. Amounts in the financial statements and related notes for the periods presented, are reclassified to reflect the discontinued operation.

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2003, the results of its operations for the three and six-month periods ended December 31, 2003 and 2002 and its cash flows for the six-month periods ended December 31, 2003 and 2002. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3.     RedClover Acquisition. On November 3, 2003, the Company acquired RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The acquisition was accounted for as a purchase and accordingly, the condensed consolidated financial statements include the results of operations of RedClover subsequent to the acquisition date. The purchase price is as follows (in thousands):

Cash	$250
Transaction costs	70

Total purchase price	$320

     The Company paid $150,000 upon closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to the Company.

     The purchase price is allocated as follows (in thousands):

Inventory	$11
Fixed assets	583
In-process research and development	861
Liabilities assumed	(1,135)

Total	$320

     The in-process research and development (“IP R&D”) consisted of a single channel transponder which is being designed to provide 10 gigabyte per second (“Gb/s”) Ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks. As of the date of acquisition, these products had not yet reached technological feasibility and had no alternative future use.

     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, the single channel transponder technology was approximately 30% complete and the narrowly tunable transponder technology was approximately 15% complete. The fair value assigned to the IP R&D totaled $861,000 and was charged to expense at the time of the acquisition.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator:
Loss from continuing operations	$(2,132)	$(11,963)	$(4,493)	$(20,405)
Income (loss) from discontinued operation	25	(2,413)	128	(2,686)

Total	$(2,107)	$(14,376)	$(4,365)	$(23,091)

Denominator:
Weighted average shares outstanding	145,544	162,213	144,066	163,490

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(0.07)	$(0.03)	$(0.12)
Discontinued operation	0.00	(0.02)	0.00	(0.02)

Total	$(0.01)	$(0.09)	$(0.03)	$(0.14)

Antidilutive stock options not included in net loss per share calculation	18,962	28,301	18,962	28,301

5.     Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(2,107)	$(14,376)	$(4,365)	$(23,091)
Unrealized gain (loss) on investments	63	(33)	46	(49)
Change in cumulative translation adjustments	—	3	53	7

Total comprehensive loss	$(2,044)	$(14,406)	$(4,266)	$(23,133)

6.     Short-Term and Long-Term Investments. The Company’s short-term investments are primarily comprised of money market funds, government and non-government debt securities and commercial paper. Short-term investments represent securities with maturities of greater than three months when purchased and less than one year from the balance sheet date. The Company’s long-term investments are primarily comprised of corporate bonds and government debt securities. Long-term investments represent securities with maturities of greater than one year from the balance sheet date. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. As of December 31, 2003 and June 30, 2003, all of the Company’s short-term and long-term investments were classified as available-for-sale and were carried at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

7.     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31,	June 30,

	2003	2003

Inventories:
Raw materials	$10,481	$12,636
Work-in-process	5,577	5,224
Finished goods	4,175	4,018

	20,233	21,878
Less: Reserves for excess and obsolete inventory	(15,493)	(18,442)

Total	$4,740	$3,436

8.     Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	December 31,	June 30,

	2003	2003

Property, plant and equipment:
Computer equipment and software	$35,861	$34,903
Building and leasehold improvements	12,685	12,685
Construction in progress	—	975

	48,546	48,563
Less: Accumulated depreciation and amortization	(21,253)	(16,825)

Total	$27,293	$31,738

9.     Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,

	2003	2003

Accrued liabilities:
Payroll and related expenses	$604	$598
Accrued sales commission	1,005	958
Accrued warranty	700	700
Accrued restructuring costs	2,066	3,018
Other	2,652	2,133

Total	$7,027	$7,407

10.     Product Warranties. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on its historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Balance at the beginning of the period	$700	$1,050	$700	$1,200
Accruals for warranties issued during the period	209	138	420	319
Accruals related to pre-existing warranties (including changes in estimates)	(51)	(163)	(229)	(482)
Settlements made (in cash or in kind) during the period	(158)	(225)	(191)	(237)

Balance at the end of the period	$700	$800	$700	$800

11.     Restructuring Costs and Other Charges. For the six months ended December 31, 2003 and 2002 and the years ended June 30, 2003, 2002 and 2001, $0, $7.3 million, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the six months ended December 31, 2003 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total

Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	34	—	3,672	—	$3,706
Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

Adjustment	101	—	(101)	—	—
Cash payments	(133)	—	(649)	—	(782)

Balance at December 31, 2003	$2	$—	$2,922	$—	$2,924

Less: accrued restructuring costs, current					2,066

Accrued restructuring costs, non current					$858

12.     Stock-Based Compensation. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123 establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plan as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

     The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss as reported	$(2,107)	$(14,376)	$(4,365)	$(23,091)
Stock-based employee compensation expense included in reported net loss	398	(355)	1,175	377
Pro forma stock compensation expense computed under the fair value method for all awards	(1,522)	(2,014)	(3,368)	(4,539)

Pro forma net loss	$(3,231)	$(16,745)	$(6,558)	$(27,253)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.09)	$(0.03)	$(0.14)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.10)	$(0.05)	$(0.17)

     The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Risk-free interest rate	3.21%	2.94%	3.38%	2.95%
Expected life of option	4 years	4 years	4 years	4 years
Expected dividends	0%	0%	0%	0%
Volatility	70%	70%	70%	70%

13.     Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of December 31, 2003, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.

14.     Recent Accounting Pronouncements. In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF Issue No. 00-21 and has determined that the adoption did not have a material impact on its financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has determined that the adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not have any such financial instruments as of December 31, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

15.     Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s (collectively, the “IPO Lawsuits”).

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

     In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to reimbursement of the Company’s insurer up to the amount remaining under the deductible of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although the Company has approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending a definitive settlement, the Company continues to believe that the action against the Company is without merit and intends to continue to defend against it vigorously.

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

16.     Subsequent Event. In February 2004, the Company acquired Accumux Technologies, Inc., (“Accumux”), a privately held company. Pursuant to the terms of the definitive acquisition agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. The purchase price was comprised of 600,000 shares of the Company’s common stock valued at approximately $1.6 million and transaction costs of approximately $30,000.

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

Overview

     We provide design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense Wavelength Division Multiplexing, or DWDM, optical amplification, switching and routing, monitoring and conditioning and line transmission applications. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in San Jose, California. As a Photonic Foundry, we offer our customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

     Our management team, on an internal basis, informally monitors the general overall worldwide economic trends and in particular activity within the telecommunication economic space. This would include known contracts being placed by end users with our current or potential new customers. Over the past quarter, we have noticed a general increase in spending activity in the telecommunications space as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for our revenue growth. However, the fact that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers we would need to be selected as a potential vendor and subsequently would need to demonstrate we can meet all of the order requirements of our customer. To the extent we may receive orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

     REVENUES. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 150 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

     NON-CASH COMPENSATION EXPENSE. Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through December 31, 2003, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $59.0 million, of which $1.2 million, $1.9 million, $4.7 million and $26.6 million was expensed during the six months ended December 31, 2003, and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period of the related stock options, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.

     ACQUISITION OF REDCLOVER. In November 3, 2003, we acquired RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of RedClover subsequent to the acquisition date. The purchase price was comprised of $250,000 in cash, of which $150,000 was paid upon closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to us, and $70,000 of transaction costs. The total purchase price was $320,000 and was allocated to tangible assets acquired of $594,000, liabilities assumed of $1,135,000 and in-process research and development (“IP R&D”) of $861,000. IP R&D represents the amount of purchase price allocated in a business combination related to research and development projects underway at the company being acquired that have not reached the technologically feasible stage and have no alternative future use.

Use of Estimates and Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. In light of the recent acquisition, we have also included our Business Combination policy as a critical accounting policy, as set forth below.

Business Combination

     We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets are amortized to expense over time, while in-process research and development (“IP R&D”) costs are immediately expensed in the period the acquisition is completed. The recorded values of assets and liabilities are based on third-party and internal estimates and valuations. The values are based on our judgments and estimates, and accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Results of Operations

     Revenues. Revenues increased by $3.0 million, or 60%, from $5.0 million for the three months ended December 31, 2002 to $8.1 million for the three months ended December 31, 2003. Revenues increased by $4.3 million, or 39%, from $11.0 million for the six months ended December 31, 2002 to $15.3 million for the six months ended December 31, 2003. The increases were primarily due to increased unit shipments of our wavelength expansion products, optical amplification products and optical switching and routing products to customers. The increases in revenues associated with increased unit shipments were partially offset by decreases in the average selling prices of our products. Further declines in average selling prices are anticipated in the third quarter of fiscal 2004. Though visibility remains difficult we expect our revenue to remain flat in the third quarter of fiscal 2004 compared to the second quarter of fiscal 2004.

     Gross Profit (Loss). Gross profit increased by $2.0 million, or 465%, from $426,000 for the three months ended December 31, 2002 to $2.4 million for the three months ended December 31, 2003. Gross profit increased by $5.4 million, or 525%, from a gross loss of $1.0 million for the six months ended December 31, 2002 to a gross profit of $4.4 million for the six months ended December 31, 2003. The increases in gross profit were primarily due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. Our gross profit also increased as a result of greater revenue. In addition, our gross profit for the three months ended December 31, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $240,000, partially offset by $52,000 in non-cash compensation expense. Our gross profit for the three months ended December 31, 2002 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $530,000 and $716,000 recovery of non-cash compensation expense. Our gross profit for the six months ended December 31, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $755,000, partially offset by $128,000 of non-cash compensation expense. Our gross profit for the six months ended December 31, 2002 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $530,000 and $614,000 recovery of non-cash compensation expense.

     Gross profit margins were 30% and 8% for the three months ended December 31, 2003 and 2002, respectively. Gross profit (loss) margins were 29% and (9%) for the six months ended December 31, 2003 and 2002, respectively. Our gross margin increased for the three and six months ended December 31, 2003 compared to the three and six months ended December 31, 2002, due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. We expect our gross margin to remain flat in the third quarter of fiscal 2004 compared to the second quarter of fiscal 2004.

     Research and Development. Research and development expenses, including non-cash compensation expense (recovery), decreased $707,000, or 29%, from $2.4 million for the three months ended December 31, 2002 to $1.7 million for the three months ended December 31, 2003. Research and development expenses, including non-cash compensation expense (recovery), decreased $1.8 million, or 35%, from $5.2 million for the six months ended December 31, 2002 to $3.4 million for the six months ended December 31, 2003. The decreases in research and development expenses were primarily due to cost savings associated with the transition of the research and development function to China, lower depreciation and facility costs due to restructurings and lower project material costs, partially offset by higher personnel costs as a result of the acquisition of RedClover and increases in non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects.

     Subsequent to December 31, 2003, we acquired Accumux Technologies, Inc., a privately held company. As a result of the acquisition, we expect our quarterly research and development expense to increase slightly in the third quarter of fiscal 2004 compared to the second quarter of fiscal 2004. In addition, we expect that a portion of the total purchase price will be allocated to in-process research and development in the third quarter of fiscal 2004.

     Sales and Marketing. Sales and marketing expenses, including non-cash compensation expense (recovery), decreased $324,000, or 28%, from $1.2 million for the three months ended December 31, 2002 to $846,000 for the three months ended December 31, 2003. Sales and marketing expenses, including non-cash compensation expense, decreased $1.3 million, or 44%, from $2.9 million for the six months ended December 31, 2002 to $1.6 million for the six months ended December 31, 2003. The decreases in sales and marketing expenses were primarily due to the cost savings associated with the worldwide workforce reduction, the consolidation of excess facilities and lower trade show, advertising and other customer-related costs. We expect our quarterly sales and marketing expenses to increase slightly in the third quarter of fiscal 2004 compared to the second quarter of fiscal 2004.

     General and Administrative. General and administrative expenses, including non-cash compensation expense, decreased $733,000, or 31%, from $2.4 million for the three months ended December 31, 2002 to $1.6 million for the three months ended December 31, 2003. The decrease in general and administrative expenses was primarily due to lower non-cash compensation expense and cost savings associated with the worldwide workforce reduction, partially offset by higher costs associated with implementing a more comprehensive internal control program in response to new laws and requirements from the Securities and Exchange Commission. General and administrative expenses, including non-cash compensation expense, decreased $419,000, or 9%, from $4.7 million for the six months ended December 31, 2002 to $4.3 million for the six months ended December 31, 2003. The decrease in general and administrative expenses was primarily due to a reduction in our legal fees, lower non-cash compensation expense and cost savings associated with the worldwide workforce reduction, partially offset by $890,000 of expenses associated with the exploration of strategic business opportunities in the six months ended December 31, 2003 and higher costs associated with implementing a more comprehensive internal control program in response to new laws and requirements from the Securities and Exchange Commission. We expect our general and administrative expenses in the third quarter of fiscal 2004 to be slightly higher than our general and administrative expenses in the second quarter of fiscal 2004.

     Non-Cash Compensation Expense. From July 1, 1998 through December 31, 2003, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. Non-cash compensation expense increased $753,000, or 212%, from a recovery of $355,000 for the three months ended December 31, 2002 to an expense of $398,000 for the three months ended December 31, 2003. The increase in non-cash compensation expenses was primarily due to a smaller benefit as a result of fewer stock option cancellations for the three months ended December 31, 2003. Non-cash compensation expense increased $798,000, or 212%, from $377,000 for the six months ended December 31, 2002 to $1.2 million for the six months ended December 31, 2003. The increase was primarily due to additional non-cash compensation expense relating to the modification of option grants to employees and a smaller benefit as a result of fewer stock option cancellations in the six months ended December 31, 2003.

     Restructuring Costs and Other Charges. For the six months ended December 31, 2003 and 2002 and the years ended June 30, 2003, 2002 and 2001, $0, $7.3 million, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the six months ended December 31, 2003 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total

Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	34	—	3,672	—	$3,706
Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

Adjustment	101	—	(101)	—	—
Cash payments	(133)	—	(649)	—	(782)

Balance at December 31, 2003	$2	$—	$2,922	$—	$2,924

Less: accrued restructuring costs, current					2,066

Accrued restructuring costs, non current					$858

     Merger Fees. In connection with the termination of the proposed merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $190,000 and $1.3 million in merger fees for the three and six months ended December 31, 2002, respectively.

     In-Process Research and Development (“IP R&D”). In connection with the acquisition of RedClover in November 2003, we recorded a $861,000 charge for IP R&D in the second quarter of fiscal 2004 for projects that had not reached technological feasibility and had no alternative future use. The IP R&D consisted of a single channel transponder which is being designed to provide 10 gigabyte per second (“Gb/s”) Ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks. As of the date of acquisition, these products had not yet reached technological feasibility and had no alternative future use.

     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, the single channel transponder technology was approximately 30% complete and the narrowly tunable transponder technology was approximately 15% complete. The fair value assigned to the in-process research and development totaled $861,000 and was charged to expense at the time of the acquisition.

     Interest and Other Income, Net. Interest and other income, net, declined to $589,000 for the three months ended December 31, 2003 from $1.1 million for the three months ended December 31, 2002. Interest and other income, net, declined to $1.1 million for the six months ended December 31, 2003 from $2.1 million for the six months ended December 31, 2002. The decreases in interest income were primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal quarters’ loss from operations and financing outlays relating repayment of capital lease obligations. In addition, interest income decreased as a result of repayment of interest bearing notes receivable from an officer.

     Gain (Loss) on Sale of Assets. We recorded a loss of $90,000 and a gain of $125,000 for the three and six months ended December 31, 2003, respectively, from the sale of fixed assets and intangible assets less than or greater than the carrying amount of these assets.

     Provision for Income Taxes. We have recorded a gross deferred tax asset of $113.6 million as of December 31, 2003, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

     Discontinued Operation. In June 2003, we adopted a plan to sell our Shanghai operation. We will continue to operate it until it is sold. For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements. Income (loss) from discontinued operation increased from a loss of $2.4 million for the three months ended December 31, 2002 to an income of $25,000 for the three months ended December 31, 2003. Income (loss) from discontinued operation increased from a loss of $2.7 million for the six months ended December 31, 2002 to an income of $128,000 for the six months ended December 31, 2003. The increases were primarily due to the write-down of the net assets of the Shanghai operation to their estimated net realizable value, less estimated costs to sell, in the fourth quarter of fiscal 2003.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $24.8 million of common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2003. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of December 31, 2003, we had cash, cash equivalents and, short-term and long-term investments of $188.7 million and working capital of $173.5 million.

     Our operating activities used cash of $1.7 million in the six months ended December 31, 2003. Cash used in operating activities was primarily attributable to a loss from continuing operations incurred during the six months ended December 31, 2003 of $4.5 million, gain on sale of assets of $125,000, increases in accounts receivable of $1.2 million, inventories of $1.3 million and prepaid expenses and other assets of $100,000 and decreases in accrued liabilities and accrued restructuring costs of $1.1 million. These amounts were partially offset by depreciation and amortization expense of $4.3 million, non-cash compensation expense of $1.2 million, in-process research and development of $861,000 and an increase in accounts payable of $154,000. For the three months ended December 31, 2003, we spent approximately $1.1 million, which was included in accounts payable, to settle liabilities assumed in connection with the acquisition of RedClover.

     Our investing activities provided cash of $7.5 million in the six months ended December 31, 2003 due to maturities of investments of $95.3 million and proceeds from sales of property and equipment of $439,000, partially offset by a cash payment of $150,000 in connection with and upon closing of the acquisition of RedClover and purchases of investments of $87.9 million and property and equipment of $153,000. During the remaining six months of fiscal 2004, we expect to use approximately $400,000 for the purchase of property and equipment worldwide, excluding property and equipment acquired through acquisitions. We expect to use cash generated from our initial public offering for these expenditures.

     Our financing activities provided cash of $2.1 million in the six months ended December 31, 2003 due to proceeds from issuance of common stock of $3.2 million partially offset by repayment of capital lease obligations of $1.1 million.

     Our principal source of liquidity at December 31, 2003 consisted of $188.7 million in cash, cash equivalents and, short-term and long-term investments. We believe that our current cash, cash equivalents, investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

     Our contractual obligations as of December 31, 2003 have been summarized below (in thousands):

		Contractual Obligations Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Capital lease obligations	$459	$459	$—	$—	$—
Operating leases	3,867	3,061	806	—	—
Purchase obligations	1,555	1,555	—	—	—

Total	$5,881	$5,075	$806	$—	$—

Recent Accounting Pronouncements

     In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have determined that the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have determined that the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of December 31, 2003. We believe that the implementation of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $4.4 million, $36.8 million, $68.4 million and $80.4 million for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of December 31, 2003, we had an accumulated deficit of $222.4 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers, although not the same ten customers for each period, together accounted for 82%, 79%, 72% and 73% of our revenues in the three and six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, respectively. Marubun Corporation (“Marubun”) and Sanmina-SCI Corporation (“Sanmina”) each accounted for greater than 10% of our revenue for the three months ended December 31, 2003. Marubun is our third-party sales representative. For the three and six months ended December 31, 2003, a substantial portion of our shipments to Marubun was to fulfill purchase orders placed by Fujitsu Limited through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the three and six months ended December 31, 2003. Sanmina is a contract manufacturer. For the three months ended December 31, 2003, a substantial portion of our shipments to Sanmina was to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the three months ended December 31, 2003. Marubun, Nortel Networks Corporation, HuaWei Technologies Co. Ltd. and Sanmina each accounted for greater than 10% of our revenue for the six months ended December 31, 2003. Nortel Networks Corporation, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003, and Siemens AG and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2002. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

     Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our target markets continue to consolidate.

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

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE COMMUNICATIONS INDUSTRY, WHICH RECENTLY EXPERIENCED A SIGNIFICANT ECONOMIC DOWNTURN, AS WELL AS RAPID CONSOLIDATION AND REALIGNMENT INCLUDING OUTSOURCE MANUFACTURING AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS AT HISTORICAL RATES, THEREBY REDUCING DEMAND FOR OUR PRODUCTS AND HARMING OUR OPERATING RESULTS.

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

     Our customers’ continued outsourcing may result in their utilizing large well established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers resulting in reduced revenues.

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

IF WE FAIL TO EFFECTIVELY CONTROL OUR INVENTORY LEVELS, OUR OPERATING RESULTS COULD BE HARMED.

     Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively control our inventory levels, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our revenue was also favorably impacted by the unexpected utilization of fully reserved inventory of $240,000, $515,000, $619,000, $469,000, $530,000 and $480,000 in the second quarter of fiscal 2004, the first quarter of fiscal 2004, the fourth, the third and the second quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively. Any difficulty managing our inventory levels may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

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

     Our failure to obtain these materials or other single or limited-source raw materials could delay or reduce our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. Some of our raw material suppliers are single sources, and finding alternative sources may involve significant expense and delay, if these sources can be found at all. For example, all of our GRIN lenses, which are incorporated into substantially all of our products, were previously obtained only from Nippon Sheet Glass, the dominant supplier worldwide of GRIN lenses. If a significant supplier became unable or unwilling to continue to manufacture or ship materials in required volumes, we would have to identify and qualify an acceptable replacement. A material delay or reduction in shipments, any need to identify and qualify replacement suppliers or any significant increase in our need for raw materials that cannot be met on acceptable terms could harm our business. In addition, due to the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. Delays in the delivery of raw materials, increases in the cost of the raw materials or the unavailability of the raw materials could harm our operating results.

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

     The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam seems to have subsided but may reappear and then may have a negative impact on our operations and financial results. In addition, there may be other epidemics or illnesses that effect our international operations, such as the Asian bird influenza. Risks related to the outbreak of SARS and other illnesses, include, but are not limited to, temporary closure of one or more of our facilities in China which, in turn, would reduce our manufacturing capability; disruption to our research and development efforts located at our China facilities; and loss of product orders from our customers and loss of raw materials or equipment from our suppliers to the extent that the operations of our customers or suppliers, respectively, are impacted by the outbreak of SARS. The outbreak of SARS has also increased political and social tension which may generally affect the China economy and the international economy and, as a result, could lead to reduced sales in international retail channels and increased supply chain costs for us.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

     Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. If our Chinese subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. The tax holiday for one of our subsidiaries expired December 31, 2001, and we are in the third year of a 50% reduction in the national income tax rate. However, operations in such subsidiary have been substantially moved to our Zhuhai Free Trade Zone facility. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. We have substantially moved all of our manufacturing operations to our Zhuhai Free Trade Zone facility. If such consolidation causes adverse tax treatment, our financial condition and results of operations may be adversely impacted.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF, OR DEMAND FOR, THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 56%, 67% and 66% of our revenues in the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. To date, we hold 49 issued patents, have 1 allowed applications awaiting issuance and 43 pending patent applications in the United States. In addition, we currently have 33 pending patent applications in the People’s Republic of China, 19 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

     In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending a definitive settlement, we continue to believe that the action against us is without merit and intend to continue to defend against it vigorously.

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

     In addition, a substantial portion of our net revenues in the six months ended December 31, 2003 has been derived from trial orders. If our products fail to meet customers’ specification, we may not be able to convert the trial orders to production orders and therefore our revenues and operating results may vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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

RISKS RELATED TO OUR COMMON STOCK

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     Our current executive officers, directors and their affiliates own, in the aggregate, as of December 31, 2003, approximately 22% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to December 31, 2003. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

     Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, corporate bonds and certificates of deposit. As of December 31, 2003, all of our short-term investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than six months from December 31, 2003. As of December 31, 2003, our long-term investments primarily consist of corporate bonds and government debt securities due between two and three years from December 31, 2003. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2003	2003	2003	2003

		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$69,422	1.1%	$54,292	1.2%
Cash equivalents - fixed rate	55,491	1.2%	64,198	1.2%
Short-term investments - variable rate	29,906	1.1%	38,927	1.2%
Short-term investments - fixed rate	11,041	1.8%	27,678	1.2%
Long-term investments - fixed rate	18,294	2.4%	—	0.0%

Total	$184,154		$185,095

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

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Subject to the limitations on the effectiveness of the controls as described below, our management, with the participation of our principal executive officer, Joseph Y. Liu, and our principal financial officer, Bruce D. Horn, has concluded that our disclosure controls and procedures were effective as of December 31, 2003.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

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

     In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement that would, among other things, result in the dismissal with prejudice of all claims against the Issuers and their officers and directors in the IPO Lawsuits. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In September 2003, in connection with the tentative settlement, those officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Pending a definitive settlement, we continue to believe that the action against us is without merit and intend to continue to defend against it vigorously.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of the Stockholders was held on November 14, 2003 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

     Proposal I – To elect three directors to hold office until the 2006 Annual Meeting of Stockholders. The votes were as follows:

Nominee	Votes For	Votes Withheld

Jesse W. Jack	116,433,378	157,890
Leonard J. LeBlanc	116,247,710	343,558
Joseph Y. Liu	116,437,613	153,655

     There were no abstentions or broker non-votes with respect to election of directors.

     Proposal II – To ratify selection of PricewaterhouseCoopers LLP as the independent auditors of the Company for its fiscal year ending June 30, 2004. The votes were as follows:

For	Against	Abstain	Broker non-votes

116,356,913	226,630	7,725	0

Item 5. Other Information

     Oplink completed the previously announced acquisition of substantially all of the assets, including intellectual property, of privately held RedClover Networks, Inc. in early November 2003. Oplink also assumed certain liabilities in connection with the acquisition.

     In February 2004, Oplink acquired Accumux Technologies, Inc., a privately held company that designed and manufactured high-precision innovative optical components and sub-systems for fiber optic communication systems. Pursuant to the terms of the definitive acquisition agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. The purchase price was comprised of 600,000 shares of the Company’s common stock valued at approximately $1.6 million and transaction costs of approximately $30,000.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

•     The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

     (b)  Reports on Form 8-K

     On October 22, 2003, Oplink Communications, Inc. furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that it had issued a press release on October 22, 2003 regarding its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE:	February 10, 2004	By: /s/ Bruce D. Horn

Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

*      The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.