Form 10-Q
period 2004-03-31
OPLINK COMMUNICATIONS INC
filed 2004-05-11
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2004 was 147,448,144.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

     PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	June 30,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$102,625	$121,498
Short-term investments	27,988	66,605
Accounts receivable, net	6,818	4,716
Inventories	4,702	3,436
Prepaid expenses and other current assets	2,666	2,355
Net assets of discontinued operation	2,667	2,667

Total current assets	147,466	201,277
Long-term investments	59,319	—
Property, plant and equipment, net	25,850	31,738
Intangible assets	553	120
Other assets	401	608

Total assets	$233,589	$233,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,180	$4,587
Accrued liabilities	8,256	7,407
Current portion of capital lease obligations	208	1,478

Total current liabilities	13,644	13,472
Capital lease obligations, non current	—	83
Accrued restructuring costs, non current	136	1,472

Total liabilities	13,780	15,027

Contingencies (Note 15)
Stockholders’ equity:
Common stock	147	142
Additional paid-in capital	468,909	463,449
Treasury stock	(25,276)	(25,276)
Notes receivable from stockholders	(53)	(50)
Deferred stock compensation	(293)	(1,521)
Accumulated other comprehensive income (loss)	192	(29)
Accumulated deficit	(223,817)	(217,999)

Total stockholders’ equity	219,809	218,716

Total liabilities and stockholders’ equity	$233,589	$233,743

(1) The Condensed Consolidated Balance Sheet at June 30, 2003 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$9,152	$5,621	$24,457	$16,661
Cost of revenues:
Cost of revenues	6,037	4,688	16,822	17,376
Non-cash compensation expense (recovery)	32	(39)	160	(653)

Total cost of revenues	6,069	4,649	16,982	16,723

Gross profit (loss)	3,083	972	7,475	(62)

Operating expenses:
Research and development:
Research and development	1,952	1,715	4,959	7,122
Non-cash compensation expense (recovery)	32	(5)	437	(178)

Total research and development	1,984	1,710	5,396	6,944

Sales and marketing:
Sales and marketing	938	588	2,535	3,474
Non-cash compensation expense	22	84	41	106

Total sales and marketing	960	672	2,576	3,580

General and administrative:
General and administrative	1,316	1,788	4,945	5,317
Non-cash compensation expense	293	254	916	1,396

Total general and administrative	1,609	2,042	5,861	6,713

Restructuring costs and other charges	—	—	—	7,324
Merger fees	—	—	—	1,300
In-process research and development	704	—	1,565	—
Amortization of intangible and other assets	1	15	11	63

Total other operating expenses	705	15	1,576	8,687

Total operating expenses	5,258	4,439	15,409	25,924

Loss from operations	(2,175)	(3,467)	(7,934)	(25,986)
Interest and other income, net	795	859	1,936	2,973
(Loss) gain on sale of assets	(20)	—	105	—

Loss from continuing operations	(1,400)	(2,608)	(5,893)	(23,013)
(Loss) income from discontinued operation	(53)	(426)	75	(3,112)

Net loss	$(1,453)	$(3,034)	$(5,818)	$(26,125)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.14)
Discontinued operation	(0.00)	(0.00)	0.00	(0.02)

Total	$(0.01)	$(0.02)	$(0.04)	$(0.16)

Basic and diluted weighted average shares outstanding	146,529	158,556	144,887	161,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(5,893)	$(23,013)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Non-cash restructuring and other charges	—	3,962
Depreciation and amortization of property, plant and equipment	6,288	8,438
Amortization of intangible and other assets	11	63
Non-cash compensation expense	1,554	671
In-process research and development	1,565	—
Amortization of premium (discount) on investments	147	(99)
Gain on sale of assets	(105)	—
Interest income related to stockholder notes	(3)	(540)
Change in assets and liabilities:
Accounts receivable	(2,102)	2,029
Inventories	(1,203)	1,792
Prepaid expenses and other assets	(230)	340
Accounts payable	224	1,216
Accrued liabilities and accrued restructuring costs	(1,375)	(5,443)

Net cash used in operating activities from continuing operations	(1,122)	(10,584)
Net cash provided by (used in) discontinued operation	103	(227)

Net cash used in operating activities	(1,019)	(10,811)

Cash flows from investing activities:
Cash acquired in business combination, net of payments	404	—
Purchases of investments	(151,963)	(133,562)
Maturities of investments	131,279	52,700
Proceeds from sales of assets	478	593
Purchase of property and equipment	(225)	(445)

Net cash used in investing activities	(20,027)	(80,714)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,526	198
Repurchase of common stock	—	(8,704)
Repayment of capital lease obligations	(1,353)	(3,190)

Net cash provided by (used in) financing activities	2,173	(11,696)

Net decrease in cash and cash equivalents	(18,873)	(103,221)
Cash and cash equivalents, beginning of period	121,498	219,033

Cash and cash equivalents, end of period	$102,625	$115,812

(CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

	Nine Months Ended
	March 31,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$34	$259

Supplemental non-cash investing and financing activities:
Forfeiture of common stock option grants	$—	$(302)

Recovery of property and equipment	$—	$(412)

Adjustment to accrued construction in progress	$(807)	$—

Common stock issued upon business combination	$1,612	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing, or DWDM and CWDM, respectively, optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in San Jose, California. As a Photonic Foundry, Oplink offers its customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

     The Company was incorporated in September 1995, began selling its products in 1996 and established operations in Zhuhai, China in April 1999. The Company is headquartered in San Jose, California and its primary manufacturing facility and component research and development resources are in Zhuhai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. March 28, 2004 and March 30, 2003 represent the Sunday closest to the period ended March 31, 2004 and March 31, 2003, respectively. Fiscal year 2004 will consist of 52 weeks.

     In May 2003, the Company adopted a plan to sell its Shanghai operation. The sale of the Shanghai operation represents a disposal of a “component of an entity” as defined in Statement of Financial

Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” For the periods presented, the Shanghai operation is accounted as a discontinued operation in the financial statements in accordance with SFAS No. 144. Amounts in the financial statements and related notes for the periods presented, are reclassified to reflect the discontinued operation.

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2004, the results of its operations for the three and nine-month periods ended March 31, 2004 and 2003 and its cash flows for the nine-month periods ended March 31, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

3. Acquisitions. On November 3, 2003, the Company acquired RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. The Company paid $150,000 upon the closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of the RedClover acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to the Company. The RedClover acquisition was accounted for under the purchase method of accounting.

     On February 4, 2004, the Company acquired Accumux Technologies, Inc. (“Accumux”), an early-stage private company that developed a standard-tunable dispersion compensation module (“DCM”) for dense wavelength division multiplexing (“DWDM”) fiber optic communication systems. Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. The purchase price was comprised of 600,000 shares of the Company’s common stock valued at $1,611,600 based on a five trading day average per share price of $2.686 and transaction costs of approximately $50,000. The Accumux acquisition was accounted for under the purchase method of accounting.

     On March 23, 2004, the Company acquired certain assets of Gigabit Optics Corporation (“Gigabit”), an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing, $350,000 will be paid upon satisfaction of certain events and the remaining $300,000 is subject to an escrow to secure certain indemnification obligations owned by Gigabit to the Company. The Gigabit acquisition was accounted for under the purchase method of accounting.

     The purchase price of each acquisition is as follows (in thousands):

	RedClover	Accumux	Gigabit
Cash	$250	$—	$1,150
Value of securities issued	—	1,612	—
Transaction costs	70	50	37

Total purchase price	$320	$1,662	$1,187

Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of each acquisition. The purchase price allocation of each acquisition is as follows (in thousands):

	RedClover	Accumux	Gigabit
Cash and cash equivalents	$—	$1,054	$—
Inventory	11	—	53
Fixed assets	583	393	172
In-process research and development	861	251	453
Patent	—	45	—
Technology	—	—	509
Liabilities assumed	(1,135)	(81)	—

Total purchase price	$320	$1,662	$1,187

     The in-process research and development (“IP R&D”) in connection with the acquisition of RedClover consisted of a single channel transponder which is being designed to provide 10 gigabyte per second (“Gb/s”) ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks.

     The IP R&D in connection with the acquisition of Accumux consisted of a standard-tunable DCM for DWDM fiber-optic communication systems, which will be installed into existing long haul networks to improve the performance of existing fiber cables and provide low residual transmission errors at speeds of up to 10 Gb/s.

     The IP R&D in connection with the acquisition of Gigabit consisted of a next generation MicroMux which is a filter design coarse wavelength division multiplexing (“CWDM”) device and is designed to accommodate large increases in packet based data traffic, and a laser-equipped Micro-LX4 platform which has four CWDM laser diodes in a smaller footprint.

     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate ranging from 35% to 45%. At the time of the acquisitions, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisitions of RedClover, Accumux and Gigabit was $861,000, $251,000 and $453,000, respectively, and was charged to expense at the time of each respective acquisition.

     The Company acquired developed technology from Gigabit, which was comprised of products that are technologically feasible, primarily including first generation micro-optical assemblies, MicroMux and PatchMux. The Company amortizes the developed technology on a straight-line basis over an estimated life of three years.

     The Company allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged independent third-party appraisal firms to assist in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator:
Loss from continuing operations	$(1,400)	$(2,608)	$(5,893)	$(23,013)
(Loss) income from discontinued operation	(53)	(426)	75	(3,112)

Total	$(1,453)	$(3,034)	$(5,818)	$(26,125)

Denominator:
Weighted average shares outstanding	146,529	158,556	144,887	161,844

Net loss per share — basic and diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.14)
Discontinued operation	0.00	0.00	0.00	(0.02)

Total	$(0.01)	$(0.02)	$(0.04)	$(0.16)

Antidilutive stock options not included in net loss per share calculation	19,439	25,446	19,439	25,446

5. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive loss for the three and nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(1,453)	$(3,034)	$(5,818)	$(26,125)
Unrealized gain (loss) on investments	119	22	165	(27)
Change in cumulative translation adjustments	3	(23)	56	(16)

Total comprehensive loss	$(1,331)	$(3,035)	$(5,597)	$(26,168)

6. Short-Term and Long-Term Investments. The Company’s short-term investments are primarily comprised of money market funds, government and non-government debt securities and commercial paper. Short-term investments represent securities with maturities of greater than three months when purchased and less than one year from the balance sheet date. The Company’s long-term investments are primarily comprised of corporate bonds and government debt securities. Long-term investments represent securities with maturities of greater than one year from the balance sheet date. Investments are custodied with major financial institutions. Realized gains and losses are recorded using the specific identification method. As of March 31, 2004 and June 30, 2003, all of the Company’s short-term and long-term investments were classified as available-for-sale and were carried at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

7. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	June 30,
	2004	2003
Inventories:
Raw materials	$10,072	$12,636
Work-in-process	5,241	5,224
Finished goods	3,794	4,018

Sub-total	19,107	21,878
Less: Reserves for excess and obsolete inventory	(14,405)	(18,442)

Total	$4,702	$3,436

8. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	March 31,	June 30,
	2004	2003
Property, plant and equipment:
Computer equipment and software	$38,142	$34,903
Building and leasehold improvements	10,778	12,685
Construction in progress	—	975

Sub-total	48,920	48,563
Less: Accumulated depreciation and amortization	(23,070)	(16,825)

Total	$25,850	$31,738

9. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2004	2003
Accrued liabilities:
Payroll and related expenses	$745	$598
Accrued sales commission	1,004	958
Accrued warranty	700	700
Accrued restructuring costs	1,965	3,018
Liabilities resulting from acquisitions	750	—
Other	3,092	2,133

Total	$8,256	$7,407

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Balance at the beginning of the period	$700	$800	$700	$1,200
Accruals for warranties issued during the period	210	155	630	474
Accruals related to pre-existing warranties (including changes in estimates)	(125)	(227)	(354)	(710)
Settlements made (in cash or in kind) during the period	(85)	(28)	(276)	(264)

Balance at the end of the period	$700	$700	$700	$700

11. Restructuring Costs and Other Charges. For the nine months ended March 31, 2004 and 2003 and the years ended June 30, 2003, 2002 and 2001, $0 (zero), $7.3 million, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the nine months ended March 31, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	34	—	3,672	—	$3,706
Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

Adjustment	101	—	(101)	—	—
Cash payments	(133)	—	(649)	—	(782)

Balance at December 31, 2003	2	—	2,922	—	$2,924

Less: accrued restructuring costs, current					2,066

Accrued restructuring costs, non current					$858

Cash payments	—	—	(823)	—	(823)

Balance at March 31, 2004	$2	$—	$2,099	$—	$2,101

Less: accrued restructuring costs, current					1,965

Accrued restructuring costs, non current					$136

12. Stock-Based Compensation. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS

No. 123 establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plans as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

     The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss as reported	$(1,453)	$(3,034)	$(5,818)	$(26,125)
Stock-based employee compensation expense included in reported net loss	379	294	1,554	671
Pro forma stock compensation expense computed under the fair value method for all awards	(1,522)	(1,484)	(4,894)	(5,998)

Pro forma net loss	$(2,596)	$(4,224)	$(9,158)	$(31,452)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.02)	$(0.04)	$(0.16)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.19)

     The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Risk-free interest rate	3.01%	2.75%	3.27%	2.95%
Expected life of option	4 years	4 years	4 years	4 years
Expected dividends	0%	0%	0%	0%
Volatility	70%	70%	70%	70%

13. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of March 31, 2004, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not have any such financial instruments as of March 31, 2004. The implementation of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the stage of discovery and no trial date has been set. The Company believes that this litigation with respect to the Company is without merit and intends to defend itself vigorously.

     The Company is also subject to various other claims and legal actions arising in the ordinary course of business. The ultimate disposition of these various other claims and legal actions is not expected to have a material effect on the Company’s business, financial condition or results of operations.

16. Subsequent Event. In April 2004, the Company entered into an agreement to purchase a building in Fremont, California that is expected to house the Company’s U.S. operation. The closing of the transaction is subject to certain contingencies, including a customary diligence investigation of the property by the Company. The purchase price is comprised of approximately $5.0 million in cash.

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

     Our consolidated financial statements for all periods presented account for our Shanghai operation as a discontinued operation as required under generally accepted accounting principles (“GAAP”) in the United States as a result of our decision to sell the business, which we adopted in May 2003. Our Condensed Consolidated Statements of Operations and of Cash Flows have been retroactively adjusted for all periods to separately present the results of the discontinued operation from the results of our continuing operations. This presentation is required by GAAP and facilitates historical and future trend analysis of our continuing operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

Overview

     We provide design, integration and Optical Manufacturing Solutions (OMS) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing, or DWDM and CWDM, respectively, optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in San Jose, California. As a Photonic Foundry, we offer our customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

     Our management team, on an internal basis, informally monitors the general overall worldwide economic trends and in particular activity within the telecommunication economic space. This would include known contracts being placed by end users with our current or potential new customers. Over the past several quarters, we have noticed a general increase in spending activity in the telecommunications space as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for our revenue growth. However, the fact that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers we would need to be selected as a potential vendor and subsequently would need to demonstrate we can meet all of the order requirements of our customer. To the extent we may receive orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

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

     NON-CASH COMPENSATION EXPENSE. Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through March 31, 2004, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $59.0 million, of which $1.6 million, $1.9 million, $4.7 million and $26.6 million was expensed during the nine months ended March 31, 2004, and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period of the related stock options, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.

     ACQUISITIONS. On November 3, 2003, we acquired RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. We paid $150,000 upon the closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of the RedClover acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to us. The RedClover acquisition was accounted for under the purchase method of accounting.

     On February 4, 2004, we acquired Accumux Technologies, Inc. (“Accumux”), an early-stage private company that developed a standard-tunable dispersion compensation module (“DCM”) for dense wavelength division multiplexing (“DWDM”) fiber optic communication systems. Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of Oplink was merged with and into Accumux and Accumux became a wholly owned subsidiary of Oplink. The purchase price was comprised of 600,000 shares of our common stock valued at $1,611,600 based on a five trading day average per share price of $2.686 and transaction costs of approximately $50,000. The Accumux acquisition was accounted for under the purchase method of accounting.

     On March 23, 2004, we acquired certain assets of Gigabit Optics Corporation (“Gigabit”), an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing, $350,000 will be paid upon satisfaction of certain events and the remaining $300,000 is subject to an escrow to secure certain indemnification obligations owned by Gigabit to us. The Gigabit acquisition was accounted for under the purchase method of accounting.

     Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of each acquisition. The purchase price allocation of each acquisition is as follows (in thousands):

	RedClover	Accumux	Gigabit
Cash and cash equivalents	$—	$1,054	$—
Inventory	11	—	53
Fixed assets	583	393	172
In-process research and development	861	251	453
Patent	—	45	—
Technology	—	—	509
Liabilities assumed	(1,135)	(81)	—

Total purchase price	$320	$1,662	$1,187

     We allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged independent third-party appraisal firms to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003. In light of the recent acquisitions, we have also included our Business Combination policy as a critical accounting policy, as set forth below.

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

Results of Operations

Revenues:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Revenues	$9,152	$5,621	$3,531	62.8%	$24,457	$16,661	$7,796	46.8%

     The increase in revenue for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to increased unit shipments of our wavelength expansion products and optical switching and routing products to exiting and new customers. The increase in revenue for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 was primarily due to increased unit shipments of our wavelength expansion products, optical amplification products and optical switching and routing products to existing and new customers. The increases in revenues associated with increased unit shipments were partially offset by decreases in the average selling prices of our products during the three and nine months ended March 31, 2004 as compared to the same periods in the prior fiscal year. Further declines in average selling prices are anticipated in the fourth quarter of fiscal 2004. Though visibility remains difficult, we anticipate a modest increase ranging from 8% to 10% in revenue in the fourth quarter of fiscal 2004 from the third quarter of fiscal 2004.

     Gross Profit (Loss):

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Gross profit (loss)	$3,083	$972	$2,111	217.2%	$7,475	$(62)	$7,537	12,156.5%
Gross profit margin	33.7%	17.3%			30.6%	(0.4)%

     The increases in gross profit for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003, respectively, were primarily due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. Our gross profit also increased as a result of greater revenue. In addition, our gross profit for the three months ended March 31, 2004 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $167,000, partially offset by $32,000 of non-cash compensation expense. Our gross profit for the three months ended March 31, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $469,000 and $39,000 recovery of non-cash compensation expense. Our gross profit for the nine months ended March 31, 2004 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $922,000, partially offset by $160,000 of non-cash compensation expense. Our gross profit for the nine months ended March 31, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $1.0 million and $653,000 recovery of non-cash compensation expense. Our gross profit was favorably impacted by the unexpected utilization of fully reserved inventory of $167,000, $240,000, $515,000, $619,000 in the third, the second and the first quarter of fiscal 2004 and the fourth quarter of fiscal 2003, respectively. Though unexpected sales of fully reserved inventory decreased over the past several quarters, we have no visibility to the amount of such sales in the future.

     Our gross profit margin increased for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003 due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China, partially offset by less benefit from the unexpected sales of fully reserved inventory. Our gross profit margin also increased as a result of greater revenue. We anticipate that we will see a slight improvement in gross profit margin in the fourth quarter of fiscal 2004 from the third quarter of fiscal 2004. However, this is primarily dependent on the anticipated increase in revenues and less upon achieving improvements in our production yields or meeting our cost management initiatives.

     Research and Development:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Research and development	$1,984	$1,710	$274	16.0%	$5,396	$6,944	$(1,548)	(22.3)%

     The increase in research and development expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to higher personnel costs as a result of the acquisition of RedClover, Accumux and Gigabit, partially offset by cost savings associated with the transition of some research and development functions to China and lower depreciation and facility costs due to restructurings. The decrease in research and development expenses for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 was primarily due to cost savings associated with the transition of some research and development functions to China, lower depreciation and facility costs due to restructurings and lower project material costs, partially offset by higher personnel costs as a result of the acquisition of RedClover, Accumux and Gigabit and increases in non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expense to increase slightly in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004.

     Sales and Marketing:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Sales and marketing	$960	$672	$288	42.9%	$2,576	$3,580	$(1,004)	(28.0)%

     The increase in sales and marketing expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to a one time benefit from a change in the estimate of commission due to external sales representatives in the amount of $297,000 in the quarter ended March 31,

2003. The decrease in sales and marketing expenses for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 was primarily due to the cost savings associated with the worldwide workforce reduction, the consolidation of excess facilities and lower trade show, advertising and other customer-related costs, partially offset by a one time benefit from a change in the estimate of commission due to external sales representatives in the amount of $297,000 in the third quarter of fiscal 2003. We expect our quarterly sales and marketing expenses to remain approximately flat in the fourth quarter of fiscal 2004 compared to the third quarter of fiscal 2004.

     General and Administrative:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
General and administrative	$1,609	$2,042	$(433)	(21.2)%	$5,861	$6,713	$(852)	(12.7)%

     The decrease in general and administrative expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to cost savings associated with the worldwide workforce reduction and lower premiums for directors and officers insurance. The decrease in general and administrative expenses for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 was primarily due to lower non-cash compensation expense, lower premiums for directors and officers insurance and cost savings associated with the worldwide workforce reduction, partially offset by $890,000 of expenses associated with the exploration of strategic business opportunities. We expect our general and administrative expenses in the fourth quarter of fiscal 2004 to increase slightly compared to our general and administrative expenses in the third quarter of fiscal 2004.

     Non-Cash Compensation Expense:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Non-cash compensation expense	$379	$294	$85	28.9%	$1,554	$671	$883	131.6%

     From July 1, 1998 through March 31, 2004, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The increases in non-cash compensation expenses were primarily due to a smaller benefit as a result of fewer stock option cancellations for the three and nine months ended March 31, 2004 and additional non-cash compensation expense relating to the modification of option grants in the three and nine months ended March 31, 2004. We expect our non-cash compensation expense to be less than $150,000 in the fourth quarter of fiscal 2004.

     Restructuring Costs and Other Charges. For the nine months ended March 31, 2004 and 2003 and the years ended June 30, 2003, 2002 and 2001, $0 (zero), $7.3 million, $12.2 million, $28.1 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. A summary of the restructuring charges accrued in fiscal 2001, 2002 and 2003 and the nine months ended March 31, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,055	9,151	—	28,105
Non-cash charge	—	(15,680)	—	—	(15,680)
Cash payments	(2,269)	(375)	(4,646)	—	(7,290)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	8,850	1,185	301	12,167
Non-cash charge	—	(8,850)	310	(301)	(8,841)
Cash payments	(2,535)	—	(5,980)	—	(8,515)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Cash payments	(142)	—	(642)	—	(784)

Balance at September 30, 2003	34	—	3,672	—	$3,706
Less: accrued restructuring costs, current					2,561

Accrued restructuring costs, non current					$1,145

Adjustment	101	—	(101)	—	—
Cash payments	(133)	—	(649)	—	(782)

Balance at December 31, 2003	2	—	2,922	—	$2,924

Less: accrued restructuring costs, current					2,066

Accrued restructuring costs, non current					$858

Cash payments	—	—	(823)	—	(823)

Balance at March 31, 2004	$2	$—	$2,099	$—	$2,101

Less: accrued restructuring costs, current					1,965

Accrued restructuring costs, non current					$136

     Merger Fees. In connection with the termination of the proposed merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.3 million in merger fees for the nine months ended March 31, 2003.

     In-Process Research and Development (“IP R&D”):

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
In-process research and development	$704	$—	$704	N/A	$1,565	$—	$1,565	N/A

     We acquired RedClover, Accumux and Gigabit in November 2003, February 2004 and March 2004, respectively. As a result of these acquisitions, we recorded $704,000 and $1.6 million of IP R&D for the three and nine months ended March 31, 2004, respectively.

     The IP R&D of $861,000 in connection with the acquisition of RedClover consisted of a single channel transponder which is being designed to provide 10 gigabyte per second (“Gb/s”) ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks.

     The IP R&D of $251,000 in connection with the acquisition of Accumux consisted of a standard-tunable DCM for DWDM fiber-optic communication systems, which will be installed into existing long haul networks to improve the performance of existing fiber cables and provide low residual transmission errors at speeds of up to 10 Gb/s.

     The IP R&D of $453,000 in connection with the acquisition of Gigabit consisted of a next generation MicroMux which is a filter design coarse wavelength division multiplexing (“CWDM”) device and is designed to accommodate large increases in packet based data traffic and a laser-equipped Micro-LX4 platform which has four CWDM laser diodes in a smaller footprint.

     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate ranging from 35% to 45%. At the time of the acquisitions, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisitions of RedClover, Accumux and Gigabit was charged to expense at the time of each acquisition, respectively.

     Interest and Other Income, Net:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
Interest and other income, net	$795	$859	$(64)	(7.5)%	$1,936	$2,973	$(1,037)	(34.9)%

     The decrease in interest income for the three month ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to lower interest income resulting from repayment of interest bearing notes receivable from an officer during the fourth quarter of fiscal 2003, partially offset by higher yields on our long-term investments. The decrease in interest income for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 was primarily due to overall decreased cash balances from the use of cash in the fiscal quarters’ loss from operations and financing outlays relating repayment of capital lease obligations and lower interest income resulting from repayment of interest bearing notes receivable from an officer during the fourth quarter of fiscal 2003.

     Gain (Loss) on Sale of Assets. We recorded a loss of $20,000 and a gain of $105,000 for the three and nine months ended March 31, 2004, respectively, from the sale of fixed assets and intangible assets less than or greater than the carrying amount of these assets.

     Provision for Income Taxes. We have recorded a gross deferred tax asset of $113.6 million as of March 31, 2004, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

     Discontinued Operation:

(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2004	2003	Change	Change	2004	2003	Change	Change
(Loss) income from discontinued operation	$(53)	$(426)	$373	87.6%	$75	$(3,112)	$3,187	102.4%

     In May 2003, we adopted a plan to sell our Shanghai operation and we are continuing in our selling efforts. We will continue to operate it until it is sold. For the periods presented, the Shanghai operation is accounted as a discontinued operation in the consolidated financial statements. The decreases in loss from discontinued operation for the three and nine months ended March 31, 2004 compared to the three and nine months ended March 31, 2003, respectively, were primarily due to the write-down of the net assets of the Shanghai operation to their estimated net realizable value, less estimated costs to sell, in the fourth quarter of fiscal 2003. The write-down reduced the depreciable asset base, resulting in a reduction of depreciation expense for the three and nine months ended March 31, 2004. The amount of $2.7 million attributed to net assets of the discontinued operation represents their estimated net realizable value, less estimated costs to sell. If we sell our Shanghai operation at less than its current carrying value, we would record a loss. Furthermore, if we fail to sell our Shanghai operation, or should market conditions worsen, the value attributed to the net assets of the discontinued operation may be impaired, requiring further write-down in our consolidated financial statements.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $24.5 million of common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2004. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related accrued interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. Our initial public offering resulted in net proceeds of approximately $263.7 million, before offering expenses of approximately $2.7 million. As of March 31, 2004, we had cash, cash equivalents and, short-term and long-term investments of $189.9 million and working capital of $133.8 million.

     Our operating activities used cash of $1.0 million in the nine months ended March 31, 2004. Cash used in operating activities was primarily attributable to a loss from continuing operations incurred during the nine months ended March 31, 2004 of $5.9 million, gain on sale of assets of $105,000, increases in accounts receivable of $2.1 million, inventories of $1.2 million and prepaid expenses and other assets of $230,000 and decreases in accrued liabilities and accrued restructuring costs of $1.4 million. These amounts were partially offset by depreciation and amortization expense of $6.3 million, non-cash compensation expense of $1.6 million, in-process research and development of $1.6 million, amortization of premium on investments of $147,000, an increase in accounts payable of $224,000 and cash provided by discontinued operation of $103,000. For the three months ended December 31, 2003, we spent approximately $1.1 million, which was included in accounts payable, to settle liabilities assumed in connection with the acquisition of RedClover.

     Our investing activities used cash of $20.0 million in the nine months ended March 31, 2004 due to payment of $150,000 in connection with and upon the closing of the acquisition of RedClover, payment of $500,000 in connection with and upon the closing of the acquisition of Gigabit and purchases of investments of $152.0 million and property and equipment of $225,000, partially offset by maturities of investments of $131.3 million, $1.1 million in cash acquired through the acquisition of Accumux and proceeds from sales of property and equipment of $478,000. During the remaining three months of fiscal 2004, we expect to use approximately $100,000 for the purchase of property and equipment worldwide. In addition, we expect to use approximately $5.0 million in cash to acquire a building in Fremont, California to house our US operations. We expect to use cash generated from our initial public offering for these expenditures.

     Our financing activities provided cash of $2.2 million in the nine months ended March 31, 2004 due to proceeds from issuance of common stock of $3.5 million in connection with the exercise of stock options, employee stock purchase plan and warrants, partially offset by repayment of capital lease obligations of $1.4 million.

     Our principal source of liquidity at March 31, 2004 consisted of $189.9 million in cash, cash equivalents and, short-term and long-term investments. We believe that our current cash, cash equivalents, investments balance and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

     Our contractual obligations as of March 31, 2004 have been summarized below (in thousands):

	Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$208	$208	$—	$—	$—
Operating leases	3,109	2,862	247	—	—
Purchase obligations	1,550	1,550	—	—	—

Total	$4,867	$4,620	$247	$—	$—

Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of March 31, 2004. We believe that the implementation of SFAS No. 150 did not have a material effect on our financial position, results of operations or cash flows.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES, AND OUR FAILURE TO INCREASE OUR REVENUES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $5.8 million, $36.8 million, $68.4 million and $80.4 million for the nine months ended March 31, 2004 and the fiscal years ended June 30, 2003, 2002 and 2001, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of March 31, 2004, we had an accumulated deficit of $223.8 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

WE DEPEND UPON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND ANY DECREASE IN REVENUES FROM, OR LOSS OF, THESE CUSTOMERS WITHOUT A CORRESPONDING INCREASE IN REVENUES FROM OTHER CUSTOMERS WOULD HARM OUR OPERATING RESULTS.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top ten customers, although not the same ten customers for each period, together accounted for 89%, 82%, 72% and 73% of our revenues in the three and nine months ended March 31, 2004 and the fiscal years ended June 30, 2003 and 2002, respectively. Sanmina-SCI Corporation (“Sanmina”), Marubun Corporation (“Marubun”) and Nortel Networks Corporation (“Nortel”) each accounted for greater than 10% of our revenue for the three months ended March 31, 2004. Marubun, Nortel and Sanmina each accounted for greater than 10% of our revenue for the nine months ended March 31, 2004. Marubun is our third-party sales representative. For the three and nine months ended March 31, 2004, a substantial portion of our shipments to Marubun were to fulfill purchase orders placed by Fujitsu Limited through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the three and nine months ended March 31, 2004. Sanmina is a contract manufacturer. For the three and nine months ended March 31, 2004, a substantial portion of our shipments to Sanmina were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the three and nine months ended March 31, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

     We depend on the continued growth and success of the communications industry, including the continued growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the relatively recent unfavorable economic conditions and reduced capital spending in the communications industry, our growth rate may be significantly lower than our historical quarterly growth rate.

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

     Our customers’ continued outsourcing may result in their utilizing large well established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers potentially resulting in reduced revenues and lower gross margins and profits.

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

     As a result of the closure of other facilities in connection with our recent restructuring efforts, we manufacture substantially all of our products in our facilities in Zhuhai, China. These restructuring efforts also included transferring expertise and resources relating to manufacturing, such as production control, logistics, information technology, planning and management and quality control, from our United States facilities to our facilities in Zhuhai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources transferred from the United States to China. Additional risks associated with improving our manufacturing processes and capability in China include:

-	a lack of availability of qualified management and manufacturing personnel;

-	difficulties in achieving adequate yields from new manufacturing lines;

-	inability to quickly implement an adequate set of financial controls to track and control levels of inventory;

-	our inability to procure the necessary raw materials and equipment; and

-	our inability to maintain quality.

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

IF WE SELL OUR SHANGHAI OPERATION AT LESS THAN ITS CURRENT CARRYING VALUE, WE WOULD RECORD A LOSS, OR, IF WE FAIL TO SELL OUR SHANGHAI OPERATION, OR IF MARKET CONDITIONS WORSEN, THE CARRYING VALUE OF OUR NET ASSETS OF DISCONTINUED OPERATION MAY BE IMPAIRED, WHICH COULD HARM OUR OPERATING RESULTS.

     In May 2003, we adopted a plan to sell our Shanghai operation. This operation is accounted for as a discontinued operation in our consolidated financial statements. We are continuing to actively sell this operation. If we sell our Shanghai operation at less than its current carrying value, we would record a loss, which would harm our operating results. Furthermore, if we fail to sell our Shanghai operation, or should market conditions worsen, the value attributed to the net assets of the discontinued operation may be impaired, requiring further write-down in our consolidated financial statements, which would harm our operation results.

IF WE FAIL TO EFFECTIVELY CONTROL OUR INVENTORY LEVELS OR OUR INVENTORY MIX, OUR OPERATING RESULTS COULD BE HARMED.

     Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we may not effectively control our inventory levels or our inventory mix, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our revenue was also favorably impacted by the unexpected utilization of fully reserved inventory of $167,000, $240,000, $515,000, $619,000, $469,000, $530,000 and $480,000 in the third, the second and the first quarter of fiscal 2004, the fourth, the third and the second quarter of fiscal 2003 and the fourth quarter of fiscal 2002, respectively. Though unexpected utilization of fully reserved inventory decreased over the past several quarters, we have no visibility to the amount of such sales in the future. Any difficulty managing our inventory levels may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

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

     Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. In April 2004, Chinese leaders noted concerns regarding China’s recent economic growth and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

     The relatively recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations and financial results. In addition, there may be other epidemics or illnesses that effect our international operations, such as the Asian bird influenza. Risks related to the outbreak of SARS and other illnesses, include, but are not limited to, temporary closure of one or more of our facilities in China which, in turn, would reduce our manufacturing capability; disruption to our research and development efforts located at our China facilities; and loss of product orders from our customers and loss of raw materials or equipment from our suppliers to the extent that the operations of our customers or suppliers, respectively, are impacted by the outbreak of SARS. The outbreak of SARS has also increased political and social tension which may generally affect the China economy and the international economy and, as a result, could lead to reduced sales in international retail channels and increased supply chain costs for us.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER.

     Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and a 50% reduction in national income tax rate for the following three years. If our Chinese subsidiaries are unable to extend their tax benefits, our financial condition and results of operations may be adversely impacted. The tax holiday for one of our subsidiaries expired December 31, 2001, and we are in the third year of a 50% reduction in the national income tax rate. However, operations in such subsidiary have been substantially moved to our Zhuhai Free Trade Zone facility. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. In addition, we have substantially moved all of our manufacturing operations to our Zhuhai Free Trade Zone facility. If China elects to repeal or reduce the tax benefits available to us in the future, we fail to continue to qualify for the tax benefits, or the consolidation of our manufacturing operations to our Zhuhai Free Trade Zone facility causes adverse tax treatment, our financial condition and results of operations may be adversely impacted.

OUR WAVELENGTH EXPANSION PRODUCTS HAVE ACCOUNTED FOR A MAJORITY OF OUR REVENUES, AND OUR REVENUES COULD BE HARMED IF THE PRICE OF, OR DEMAND FOR, THESE PRODUCTS FURTHER DECLINES OR IF THESE PRODUCTS FAIL TO ACHIEVE BROADER MARKET ACCEPTANCE.

     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the nine months ended March 31, 2004 and the fiscal years ended June 30, 2003 and 2002. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 60%, 67% and 66% of our revenues in the nine months ended March 31, 2004 and the fiscal years ended June 30, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

Primarily as a result of the relatively recent economic downturn and slowdown in capital spending, particularly in the communications industry, we have implemented, and may continue to implement in the future, a number of cost-cutting measures, including reductions in our workforce. The impact of these cost-cutting measures, combined with the challenges of managing our geographically-dispersed operations, has placed, and may continue to place, a significant strain on our management systems and resources. Reductions in our workforce, including reductions in research and development and manufacturing personnel, may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders. Moreover, we cannot assure you that our cost-cutting measures will achieve the benefits we project. In addition, our ability to effectively manage our operations will be challenged to the extent that we begin expanding our workforce. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Any failure to effectively manage our operations could harm our operating results.

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

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, OUR ABILITY TO SUCCEED WILL BE HARMED.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of April 30, 2004, we hold 50 issued patents, have 11 allowed applications awaiting issuance and 48 pending patent applications in the United States. In addition, we have 7 issued patents and 29 pending patent applications in the People’s Republic of China, 21 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

     We are also currently subject to a lawsuit filed by Oz Optics Limited et al. alleging trade secret misappropriation and other related claims. The plaintiffs seek actual damages against four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu, and three other unrelated individuals, and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is in the stage of discovery and no trial date has been set. Although we believe that the claims against us are without merit and intend to defend ourselves against such claims vigorously, we cannot assure you that this litigation will be resolved in our favor or without substantial cost or diversion of the attention of our management and key technical personnel.

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

     In addition, a portion of our net revenues in the nine months ended March 31, 2004 has been derived from trial orders. If our products fail to meet customers’ specification, we may not be able to convert the trial orders to production orders and therefore our revenues and operating results may vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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

     Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense, especially in the San Francisco Bay area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past two years and may continue to experience changes in the future. If our management team experiences further changes and does not work effectively together, it could substantially harm our business.

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

RISKS RELATED TO OUR COMMON STOCK

INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US, WHICH MAY NEGATIVELY AFFECT YOUR INVESTMENT.

     Our current executive officers, directors and their affiliates own, in the aggregate, as of March 31, 2004, approximately 16.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders, or entrenching current management.

BECAUSE OF THE EARLY STAGE OF OUR BUSINESS AND THE RAPID CHANGES TAKING PLACE IN THE FIBER OPTICS INDUSTRY, WE EXPECT TO EXPERIENCE SIGNIFICANT VOLATILITY IN OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to March 31, 2004. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

     Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, corporate bonds and certificates of deposit. As of March 31, 2004, all of our short-term investments were in money market funds, certificates of deposits, municipal bonds or high quality commercial paper with maturities of less than twelve months from March 31, 2004. As of March 31, 2004, our long-term investments primarily consist of corporate bonds and government debt securities with maturities of less than three years from March 31, 2004. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2004	2004	2003	2003
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$41,882	1.0%	$54,292	1.2%
Cash equivalents - fixed rate	55,663	1.1%	64,198	1.2%
Short-term investments - variable rate	17,470	1.1%	38,927	1.2%
Short-term investments - fixed rate	10,518	1.3%	27,678	1.2%
Long-term investments - fixed rate	59,319	2.3%	-	0.0%

Total	$184,852		$185,095

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

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Subject to the limitations on the effectiveness of the controls as described below, our management, with the participation of our principal executive officer, Joseph Y. Liu, and our principal financial officer, Bruce D. Horn, has concluded that our disclosure controls and procedures were effective as of March 31, 2004.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On February 4, 2004, the Company acquired Accumux Technologies, Inc. (“Accumux”). Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. In connection with the merger, the Company issued an aggregate of 600,000 new shares of its common stock to the former preferred stockholders of Accumux. A portion of the consideration is subject to certain indemnification obligations of Accumux in favor of the Company. The foregoing issuance was issued to “accredited investors” as defined under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and was deemed to be exempt from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     In February 2004, Oplink acquired Accumux Technologies, Inc., a privately held company that designed and manufactured high-precision innovative optical components and sub-systems for fiber optic communication systems. Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. The purchase price was comprised of 600,000 shares of the Company’s common stock valued at approximately $1.6 million based on a five trading day average per share price of $2.686 and transaction costs of approximately $50,000.

     In March 2004, the Company acquired certain assets of Gigabit Optics Corporation (“Gigabit”), an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of $1,150,000 in cash, of which $500,000 was paid upon closing, $350,000 will be paid upon satisfaction of certain events and the remaining $300,000 is subject to an escrow to secure certain indemnification obligations owned by Gigabit to the Company. The transaction costs associated with this acquisition were approximately $37,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
10.28	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu. Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of
31.1	the Securities Exchange Act of 1934, as amended. Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of
31.2	the Securities Exchange Act of 1934, as amended. Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of
32.1*	the United States Code (18 U.S.C. Section 1350). Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of
32.2*	the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

*    The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

     On January 22, 2004, Oplink Communications, Inc. furnished a Current Report on Form 8-K under “Item 12. Results of Operations and Financial Condition” announcing that it had issued a press release on January 22, 2004 regarding its financial results for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)

DATE: May 11, 2004	By:	/s/ Bruce D. Horn

Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
10.28	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu. Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of
31.1	the Securities Exchange Act of 1934, as amended. Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of
31.2	the Securities Exchange Act of 1934, as amended. Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of
32.1*	the United States Code (18 U.S.C. Section 1350). Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of
32.2*	the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

     * The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.