Form 10-K
period 2004-06-30
OPLINK COMMUNICATIONS INC
filed 2004-09-10
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 31, 2003, was approximately $195,929,478 based upon the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market on December 31, 2003. Excludes an aggregate of 63,965,128 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

     As of August 31, 2004, approximately 147,527,621 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference

     The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended June 30, 2004.

OPLINK COMMUNICATIONS, INC.

FORM 10-K

June 30, 2004

PART I

      This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, “estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors‘ contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

      We provide design, integration and Optical Manufacturing Solutions, or OMS, for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing, or DWDM and CWDM, respectively, optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in San Jose, California. As a Photonic Foundry, we offer our customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

      Through internal research and development we have developed over 160 standard products that are sold or integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation and management applied to all segments of the fiber optic network infrastructure including access, metro, and long haul.

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

      By combining in-house technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems and component solutions to meet the specific design needs of customers. Our U.S. headquarters are third-party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia compliance standards. Our manufacturing operations in Zhuhai and Shanghai, China are third-party certified to the ISO 9001-2000 standard.

      We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996. Our website is available on the World Wide Web at oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our internet address into this Annual Report on Form 10-K.

      We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

Products and Technologies

      We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation and bandwidth management. Some of our products have attributes that combine both of these functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network. Sales of our bandwidth creation products accounted for 81%, 88% and 88% of our revenues in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

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

      Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

•	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters, arrayed wave guides, or AWGs, and Athermal Fiber Bragg Gratings and circulators. Our solutions are available in a variety of channel spacings.

•	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end.

•	Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within Mux/ Demux or Optical Add/ Drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

•	DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

      Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber along traditional long haul networks. In emerging access or metro networks, optical signals lose power at add drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFA fiber amplifiers and the components used in EDFA and Raman amplifier designs.

•	Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of fiber and fiber optic components used in fiber optic amplifiers to boost the amplitude of an incoming optical signal.

•	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ gain blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

•	WDM Pump/ Signal Combiners. Micro-optic WDM pump/signal combiners are components that provide power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

•	Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

•	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

•	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

•	Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

•	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source. Reflected light can interfere with a laser’s process and create noise, which can impair system performance in optical networks.

•	Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes and have very low insertion loss, or the power loss incurred when adding additional components to a fiber cable.

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

      We offer products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency.

•	Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channel that is used in monitoring the network performance.

•	Integrated WDM Monitor Arrays. Our integrated WDM monitor arrays convert optical signals into electrical signals for network selective wavelength power monitoring. This module combines multiple network performance monitoring functions in a single module and integrates WDM filters and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not wavelengths are being transmitted properly through the network.

•	Integrated Tap Monitor Arrays. Our integrated tap monitor arrays convert optical signals into electrical signals for network signal power monitoring. This module integrates a tap coupler, a device that splits the light power, and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not optical signals are being transmitted properly through the network.

•	Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches, electronics, firmware, software and third-party photo detectors. These subsystems integrate network switching protection functions and monitor optical signal quality such as optical power in response to unexpected disruption in the optical network. They provide redundant path protection with fast routing and switching with network fault management and diagnostic capability.

      Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations.

•	Switches. Optical switches are devices that can direct optical signals to different end destinations.

•	Optical Add/ Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

•	Reconfigurable OADMs. Reconfigurable OADMs combine OADM functionality, optical switching and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

•	Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications and used in DWDM fiber grating based wavelength expansion products.

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

•	Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have equal power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

•	Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then multiplex these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.

Customers

      We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2004, we sold our products to over 263 companies worldwide.

      Our top five customers, although not the same five customers for each period, together accounted for 69%, 56% and 49% of our revenues in the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Nortel Networks Corporation (“Nortel”), Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, our third-party sales representative, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. Siemens AG and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2002. A substantial portion of our shipments to Marubun during fiscal 2002 were to fulfill purchase orders placed by Furukawa Co. Ltd. (“Furukawa”), Fujitsu and NEC. Neither Furukawa, nor Fujitsu or NEC accounted for greater than 10% percent of our revenues for fiscal 2002. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See Note 2 “Concentration of Credit Risk,” of Notes to Consolidated Financial Statements.

Backlog

      We define backlog to include orders for which we expect to recognize revenues within the succeeding twelve months. Historically, through early calendar 2001, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. However, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Backlog has significantly declined and as of June 30, 2004, we do not believe that backlog is a reliable indicator of our future revenues for the next year. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, our backlog, as of any particular date, may not be representative of actual sales for any succeeding period.

Marketing, Sales and Customer Support

      We market and sell our products through both direct sales and distribution channels, including two domestic and nine international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2004, we employed 22 people in sales, marketing and customer service and support in the U.S. and 7 people in sales and marketing in our Zhuhai, China facility, who manage key customer accounts and support our direct sales force, sales representatives and distributors. Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.

Product Development

      As of August 31, 2004, we had 82 engineers, 22 of whom hold Ph.D. degrees, involved in research and development of our products. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

      Our primary component development center is located in Zhuhai, China and our subsystem development center is located in San Jose, California. Our research and development expense, including non-cash compensation expense, was $7.5 million, $8.8 million and $14.9 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We spend a substantial proportion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems and components and to develop new technologies and products to serve the current and next-generation communication markets.

Manufacturing

      We currently manufacture substantially all of our subsystems and components at our manufacturing facilities in China. We maintain a pilot line at our headquarters in San Jose, California. During the fiscal year ended June 30, 2003, we completed the transfer of manufacturing processes and assembly operations to our facility in the Zhuhai Free Trade Zone, China from the United States.

      Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 220,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining areas that are in excess of our current requirements.

      We lease a facility located in Shanghai, China, which is used for administration, manufacturing and research and development. Our Shanghai facility totals approximately 45,000 square feet. The lease for this facility expires in July 2005.

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

Competition

      The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

•	selling price;

•	the quality of our manufacturing processes;

•	the breadth of our product line;

•	availability, performance and reliability of our products;

•	our ability to participate in the growth of emerging technologies;

•	the ability to win designs through prototyping;

•	the compatibility of our products with existing communications networks; and

•	manufacturing capacity and capability.

      We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors include Avanex Corporation, DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, Tyco Electronics and JDS Uniphase Corporation. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec and FDK, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. We also believe that JDS Uniphase has the greatest market share for fiber optic components and subsystems.

      Many of these companies have substantially greater financial, engineering and manufacturing resources as well as greater name recognition and stronger customer relationships. Competitors in any portion of our business also may rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has increased, and will likely continue to increase, competition.

Intellectual Property

      As June 30, 2004, we have been granted 50 issued patents, have 13 allowed applications awaiting issuance and have 46 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. All issued patents for our core technology will not expire for at least a decade. In addition, we currently have 7 issued patents and 29 pending patent applications in the People’s Republic of China, 21 of which are counterparts to U.S. patents or patent applications.

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

      Substantial litigation regarding intellectual property rights exists in the optical communications industry. We expect that fiber optic subsystems and components may be increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors in the optical communications industry have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. For example, we were previously a defendant in a patent infringement dispute with Chorum Technologies, Inc. and a lawsuit filed by Oz Optics Limited et al. alleging trade secret misappropriation and other related claims.

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

Employees

      As of June 30, 2004, we had 102 full-time employees located in the United States and 873 full-time employees located in China. None of our employees in the United States are represented by a labor union. All of our employees in Zhuhai are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

      The geographic breakdown of sales by customer destination is as follows (in thousands):

	Years Ended June 30,

	2004	2003	2002

Sales:
United States	$3,534	$9,751	$19,676
Europe	6,063	4,308	10,881
Asia	8,998	7,244	6,378
Canada	15,733	1,440	1,004

Totals	$34,328	$22,743	$37,939

      The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,

	2004	2003	2002

Property, plant and equipment, net:
United States	$4,500	$3,976	$17,793
People’s Republic of China	21,926	30,429	41,939

Totals	$26,426	$34,405	$59,732

Executive Officers

      The following table sets forth certain information regarding our executive officers as of August 31, 2004:

Name	Age	Position

Joseph Y. Liu	53	Chief Executive Officer, President and Director
Bruce D. Horn	53	Chief Financial Officer and Treasurer
River Gong	41	Vice President, Sales
Yanfeng Yang	41	General Manager, China Operations

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

      Yanfeng Yang has served as our General Manager, China Operations since August 2004 and from January 1999 to August 2004, he served in various positions with us, including General Manager, Shanghai Operation, CEO Staff, Vice President of Global Manufacturing/ Operations, Senior Director of United States Operation and Research and Development Manager. From March 1993 to January 1999, Mr. Yang was the Director of the Research Institute of Optoelectronics at China Daheng Corporation, a photonics high technology company of the Chinese Academy of Sciences. Mr. Yang received his B.S., M.S. and Ph.D. in Optical Engineering from Beijing Institute of Technology, China.

Directors

      The following table sets forth certain information regarding our directors as of August 31, 2004:

Name	Age	Position

Joseph Y. Liu	53	Chief Executive Officer, President and Director
Herbert Chang(1)(2)	42	Chairman of the Board of Directors
Chieh Chang(2)(3)	52	Director
Jesse W. Jack(1)(3)(4)	68	Director
Leonard J. LeBlanc(3)	63	Director

(1)	Member of the Nominating and Corporate Governance Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Special Litigation Committee.

      Joseph Y. Liu’s biography is set forth above under “Executive Officers.”

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

      Leonard J. LeBlanc has been a member of our Board of Directors since July 2000. Since August 2000, Mr. LeBlanc has been on the Board of Directors of eBest Inc. From February 2001 to September 2003, Mr. LeBlanc was Vice President of Corporate Development and Acting Chief Financial Officer of eBest Inc., a private software company providing collaborative business management solutions. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc also serves on the board of directors of AXT, Inc., a company involved with the manufacture and sale of high-performance compound semiconductor substrates. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his master’s degree in finance from George Washington University.

RISK FACTORS

      In addition to the risks discussed in “Business” or “Management’s Discussion of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have incurred significant losses, and our failure to increase our revenues could prevent us from achieving profitability.

      We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $6.4 million, $36.8 million and $68.4 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of June 30, 2004, we had an accumulated deficit of $224.4 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

      We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 69%, 56% and 49% of our revenues in the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Nortel Networks Corporation (“Nortel”), Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, our third-party sales representative, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues.

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

      It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of the products we sell;

•	cancellations of orders and shipment rescheduling;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products and increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capability and achieve acceptable production yields in our facilities in China;

•	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

•	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

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

If we fail to effectively manage our manufacturing capability, produce products meeting our customers quality requirements and achieve acceptable production yields in China, we may not be able to deliver sufficient quantities of products that meet all of the order requirements to our customers in a timely manner, which would harm our operating results.

      We manufacture substantially all of our products in our facilities in Zhuhai and Shanghai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources to effectively manage our manufacturing activities in China.

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

      Furthermore, because of the large labor component in and complexity of the manufacturing process, quality of workmanship is critical to achieving acceptable yields. We cannot assure you that we will be able to hire and train a sufficient number of qualified personnel to produce our products cost-effectively with the quality and in the quantities required by our customers.

      Changes in our manufacturing processes or those of our suppliers could also impact our yields. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to meet our manufacturing yield goals cost-effectively so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation in order to increase our gross margins and help achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins or fully satisfy customer demands. Additionally, our competitors are automating their manufacturing processes.

If we are unable to achieve higher levels of automation and our competitors are successful, it will harm our gross margins.

      Additional risks associated with managing our manufacturing processes and capability in China include:

•	a potential lack of availability of qualified management and manufacturing personnel;

•	our ability to maintain quality;

•	our ability to procure the necessary raw materials and equipment on a timely basis; and

•	our ability to quickly and effectively implement an adequate set of financial controls to track and control levels of inventory.

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

We depend on the growth and success of the communications industry, which has recently experienced a significant economic downturn as well as rapid consolidation and realignment including outsource manufacturing and may not continue to demand fiber optic products at historical rates, thereby reducing demand for our products and harming our operating results, and if it does not recover then we will not be able to grow our business.

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

Because none of our customers are obligated to purchase our products, they may cancel or defer their purchases at any time and on short notice, which could harm our operating results.

      We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

•	may stop purchasing our products or defer their purchases at any time without penalty;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	may cancel orders that they place with us.

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

Because we depend on third parties to supply some of our raw materials and equipment, we may not be able to obtain sufficient quantities of these materials and equipment, or these materials may become unavailable due to technological changes, which could limit our ability to fill customer orders and harm our operating results.

      Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months.

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

      In addition, a portion of our net revenues in the fiscal year ended June 30, 2004 has been derived from trial orders. If our products fail to meet customers’ specification, we may not be able to convert the trial orders to production orders and therefore our revenues and operating results may vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

If our customers insist on outsourcing to contract manufacturers to provide final assembly of their products, we will only be able to sell components, which would harm our business.

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

      In addition, we recently expanded our operations to include optical contract manufacturing services. We cannot, however, assure you that we will be able to successfully manage our manufacturing capabilities to produce quality products in a cost-effective manner or gain market acceptance with respect to any optical contract manufacturing service offerings. In addition, because profit margins with respect to optical contract manufacturing services may be smaller than the margins applicable to our current and past product offerings, our gross margins may decline and our business may be harmed.

If we fail to control our inventory levels or our inventory mix effectively, our operating results could be harmed.

      Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we are required to estimate our needs, which estimates may not be accurate and may result in suboptimal inventory levels or inventory mix, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $1.0 million and $1.6 million in fiscal 2004 and 2003, respectively. Though unexpected utilization of fully reserved inventory decreased over the past several quarters, we have no visibility to the amount of such sales in the future, if any. Any difficulty managing our inventory levels, including failure to effectively and properly utilize the automated management systems in China, may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

Disruption to commercial activities in the United States or in other countries, particularly in China, may adversely impact our results of operations, our ability to raise capital or our future growth.

      We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

•	disruptions to commercial activities or damage to our facilities as a result of political unrest, war, terrorism, labor strikes, and work stoppages;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	unexpected changes in regulatory or certification requirements for optical systems or networks;

•	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries; and

•	economic instability.

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

      In addition, events in China over which we have no control, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or a deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

The outbreak of any widespread illnesses, such as SARS, could disrupt our operations and harm our financial results.

      The relatively recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our operations and financial results. In addition, there may be other epidemics or illnesses that effect our international operations, such as the Asian bird influenza. Risks related to the outbreak of SARS and other illnesses, include, but are not limited to, temporary closure of one or more of our facilities in China, which, in turn, would cause a reduction of our manufacturing capability and a disruption to our research and development efforts located at our China facilities. We could also experience a loss of product orders from our customers and loss of raw materials or equipment from our suppliers to the extent that the operations of our customers or suppliers, respectively, are impacted by the outbreak of SARS. The outbreak of SARS has also increased political and social tension, which may generally affect the China economy and the international economy and, as a result, could lead to reduced sales in international retail channels and increased supply chain costs for us.

Because a large portion of our business is located outside the United States, fluctuations in currency exchange rates, particularly with respect to the U.S. dollar and Chinese Renminbi exchange rate, could adversely impact our operating results.

      A significant portion of our operations are conducted in currencies other than the United States dollar, particularly, in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. To the extent that the United States dollar weakens relative to other currencies, our sales made in foreign currencies would be positively impacted, although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be negatively impacted. Conversely, to the extent that the United States dollar strengthens relative to other currencies, our sales made in foreign currencies would be negatively impacted, although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be positively impacted. A number of commentators have recently suggested that a strengthening of the Chinese Renminbi relative to the United States dollar is anticipated at some point in the future; however, governmental authorities in China have been noncommittal to date. To reduce our gains and losses associated with converting foreign currencies into United States dollars, we may elect in the future to enter into foreign exchange forward contracts to hedge our foreign currency exposure. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As a result, we will continue to experience foreign currency gains and losses.

Power shortages at our manufacturing facilities in China may cause disruptions and harm our operations.

      China has also recently experienced acute power shortages, and the government has begun imposing regular power cuts in some areas. If any of our facilities or the facilities of our suppliers are impacted by these power shortages, we may be forced to shut down our production activities in China frequently due to power shortages or incur additional costs to supply electricity internally, which may cause production delays or increase manufacturing costs and harm our operating results.

Currency restrictions in China may limit the ability of our subsidiaries in China to obtain and remit foreign currency necessary for the purchase of imported components, and may limit our ability to obtain and remit foreign currency in exchange for Renminbi earnings.

      China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components, which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system, sufficient foreign currency is presently available for our Chinese subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

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

      Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Furthermore, under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three-year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. However, the

Chinese government recently announced that preferential tax treatment for foreign enterprises may be repealed beginning in 2006. If China elects to repeal or reduce the tax benefits available to us in the future or we fail to continue to qualify for the tax benefits, our financial condition and results of operations may be adversely impacted.

Our wavelength expansion products have accounted for a majority of our revenues, and our revenues could be harmed if the price of, or demand for, these products further declines or if these products fail to achieve broader market acceptance.

      We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2004, 2003 and 2002. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 65%, 67% and 66% of our revenues in the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

      Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of June 30, 2004, we hold 50 issued patents, have 13 allowed applications awaiting issuance and 46 pending patent applications in the United States. In addition, we have 7 issued patents and 29 pending patent applications in the People’s Republic of China, 21 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

      From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. For example, in June 2000, Chorum Technologies, Inc. filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, we filed a lawsuit alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of and offer to sell various DWDM products.

      In October 2001, we reached an agreement with Chorum to dismiss the patent infringement litigation between the companies without prejudice. However, we cannot assure you that Chorum or Oplink will not in the future elect to refile the prior patent infringement actions or file new patent infringement actions against the other.

      In December 2001, Oz Optics Limited et al. filed a lawsuit against us and four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu (and three other unrelated individuals), alleging trade secret misappropriation and other related claims. Under the complaint, the plaintiffs sought damages against the four individuals in the amounts of approximately $17,550,000, and against us in the amount of approximately $1,500,000, as well as enhanced damages, injunctive relief, costs and attorney fees, and other relief. We settled the lawsuit against us in August 2004 and Oz Optics agreed to dismiss the case against us with prejudice. However, we cannot assure you that Oz Optics will not choose to pursue further litigation against us in the future. In addition, to our knowledge Oz Optics is continuing to pursue its lawsuit against all of the defendants other than us, and we may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with us.

      Both prosecuting and defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

      We are one of hundreds of defendants in a consolidated set of class action lawsuits, as more fully described in Item 3 of this Annual Report on Form 10-K, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In June 2004, Oplink executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriters have opposed both the certification of the class and the judicial approval of the settlement. Pending a definitive settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.

Our lengthy and variable qualification and sales cycle requires us to incur substantial costs to make a sale, and if the sale does not occur then we will have incurred these expenses without obtaining increased sales.

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

      Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past two years and may continue to experience changes in the future. If our management team experiences further changes and does not work effectively together, it could substantially harm our business.

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

      We ship inventory and other materials to and from our facilities in China and, as a result, are subject to various Chinese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with customs laws. In fact, there have been inventory and other materials shipped to and from our facilities in China for which, upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by Oplink and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws.

      In addition, from time to time we enter into transfer pricing arrangements with our subsidiaries to establish sales prices for internal distributions of goods that have the effect of allocating taxes between the parent corporation and our subsidiaries. In general, these transfer prices have not been approved by any governmental entity and, therefore, may be challenged by the applicable tax authorities. China tax authorities have recently announced that they plan to increase transfer pricing audits and specifically identified telecommunications companies, among others, as priority targets.

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

      Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, we currently are not required to expense stock-based compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. However, the Financial Accounting Standards Board (“FASB”) has announced a proposal to change generally accepted accounting principles in the United States that, if implemented, would require us to expense stock-based compensation charges for employee stock option grants and stock purchases. Such charges would negatively impact our operating results.

Because the fiber optic components and subsystems industry is capital intensive, our business may be harmed if we are unable to raise any needed additional capital.

      The optical components and subsystems industry is capital intensive, and the development and marketing of new products and the acquisition from time to time of strategic businesses and technologies, may continue to require a significant commitment of resources. Furthermore, we may continue to incur significant operating losses if the market for optical components and subsystems develops at a slower pace than we anticipate, or if we fail to establish significant market share and achieve a significantly increased level of revenue. If cash from available sources is insufficient for these purposes or other unanticipated uses, we may need to raise additional capital. Additional capital may not be available on terms favorable to us, or at all. If we are unable to raise additional capital when we require it, our business could be harmed. In addition, any additional issuance of equity or equity-related securities to raise capital will be dilutive to our stockholders.

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

      Our current executive officers, directors and their affiliates own, in the aggregate, as of June 30, 2004, approximately 16% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders, or entrenching current management.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.

      Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to June 30, 2004. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Item 2.	Properties

      In July 2004, we purchased a building in Fremont, California, totaling approximately 51,000 square feet. The building will be used for administrative, sales and marketing, and research and development. We expect to relocate our headquarters in San Jose, California to the newly acquired building in the second quarter of fiscal 2005.

      We lease a total of approximately 118,000 square feet in three buildings located in San Jose, California, which we do not intend to renew following these lease expirations. Of the 118,000 square feet:

•	we lease a 62,000 square foot manufacturing facility and 43,000 square feet of administrative, sales and marketing space pursuant to a lease that expires in February 2005, which is partially in excess of our current requirements and the difference between the rent we are contractually obligated to pay for the excess area and sublease rental income, if any, is part of our restructuring costs and other charges;

•	we lease a 13,000 square foot facility pursuant to a lease that expires in July 2005 which is in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other charges.

      We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 220,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease the remaining areas that are in excess of our current requirements to third parties.

      We also lease a total of approximately 45,000 square feet in Shanghai, China. Our Shanghai facility is used for administration, manufacturing and research and development. The lease for this facility expires in July 2005.

      In accordance with our restructuring plans announced on July 2, 2001, our facilities in Beijing, Chengdu and Fuzhou were closed during fiscal 2002.

      We believe that our current facilities structure, as well as after our relocation to Fremont and expiration of the San Jose leases, are and will be adequate for our purposes for the foreseeable future.

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

      In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, Oplink executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriters have opposed both the certification of the class and the judicial approval of the settlement. Pending a definitive settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.

      On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined Oplink on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to us. Zeynep Hakimoglu’s employment with us terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is currently in discovery with a trial date set for April 8, 2005. In August 2004, we settled the lawsuit against us and OZ agreed to dismiss the case against us with prejudice. To our knowledge OZ is continuing to pursue its lawsuit against all of the defendants other than us, and we may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with us.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

      (a) Our common stock has been quoted on the Nasdaq National Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low bid prices for our common stock for each period indicated:

	High	Low

Fiscal 2004:
First Quarter	$2.52	$1.28
Second Quarter	$3.00	$1.88
Third Quarter	$3.18	$2.00
Fourth Quarter	$2.64	$1.60

Fiscal 2003:
First Quarter	$1.08	$0.57
Second Quarter	$1.10	$0.53
Third Quarter	$1.04	$0.76
Fourth Quarter	$2.03	$0.87

      As of August 31, 2004 there were approximately 236 stockholders of record and the price per share of our common stock was $1.75. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

      (b) Use of Proceeds From Sales of Registered Securities

      On October 3, 2000, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 15,755,000 shares of common stock, including the over-allotment shares, at an initial public offering price of $18.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million.

      As of June 30, 2004, we had $190.4 million in cash, cash equivalents, short-term and long-term investments. All remaining proceeds are invested in cash, cash equivalents, short-term or long-term investments consisting of money market funds, commercial paper, government/federal notes and corporate bonds. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. As of June 30, 2004, there were repurchases of $35.2 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

      (c) Repurchases During Quarter Ended June 30, 2004

      None.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of June 30, 2004 and 2003 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2001 and 2000 and the selected consolidated balance sheet data as of June 30, 2002, 2001 and 2000 are derived from audited financial statements not included in this Form 10-K.

      In May 2003, Oplink adopted a plan to sell its Shanghai operation, and accounted for the Shanghai operation as a discontinued operation. In May 2004, Oplink determined not to dispose of this facility and returned it to continuing operations. Amounts in table below are reclassified to reflect the Shanghai operation as part of continuing operations.

	Years Ended June 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$34,328	$22,743	$37,939	$131,815	$39,048
Cost of revenues:
Cost of revenues	22,736	23,080	48,512	120,835	33,344
Non-cash compensation expense (recovery)	177	(415)	342	4,765	2,269

Total cost of revenues	22,913	22,665	48,854	125,600	35,613

Gross profit (loss)	11,415	78	(10,915)	6,215	3,435

Operating expenses:
Research and development:
Research and development	7,056	8,765	13,927	17,706	3,686
Non-cash compensation expense	448	42	984	4,390	1,801

Total research and development	7,504	8,807	14,911	22,096	5,487

Sales and marketing:
Sales and marketing	3,329	4,235	8,079	19,923	2,695
Non-cash compensation expense (recovery)	53	172	(328)	2,363	1,312

Total sales and marketing	3,382	4,407	7,751	22,286	4,007

General and administrative:
General and administrative	6,619	7,009	7,247	13,736	4,173
Non-cash compensation expense	1,011	2,074	3,716	15,120	7,358

Total general and administrative	7,630	9,083	10,963	28,856	11,531

Impairment charge	—	2,825	—	—	—
Restructuring costs and other charges	452	14,123	28,908	18,177	—
Merger fees	—	1,300	1,844	—	—
In-process research and development	1,565	—	—	793	7,020
Amortization of goodwill, intangible and other assets	56	78	168	3,606	981

Total other operating expenses	2,073	18,326	30,920	22,576	8,001
Total operating expenses	20,589	40,623	64,545	95,814	29,026

Loss from operations	(9,174)	(40,545)	(75,460)	(89,599)	(25,591)
Interest and other income, net	2,665	4,016	4,713	8,414	—
Gain (loss) on sale of assets	68	(258)	2,373	813	689

Net loss	$(6,441)	$(36,787)	$(68,374)	$(80,372)	$(24,902)

Basic and diluted net loss per share	$(0.04)	$(0.23)	$(0.42)	$(0.65)	$(3.18)

Basic and diluted weighted average shares outstanding	145,479	158,782	162,688	124,362	7,840

Consolidated Balance Sheet Data:

	June 30,

	2004	2003	2002	2001	2000

	(In thousands)
Cash, cash equivalents, and short-term and long-term investments	$190,443	$188,103	$224,749	$246,743	$26,665
Working capital	137,268	185,138	218,683	250,708	30,618
Total assets	232,903	233,743	303,194	387,902	95,932
Long-term liabilities	104	1,555	6,894	6,712	4,225
Convertible preferred stock	—	—	—	—	58,373
Total stockholders’ equity	219,702	218,716	273,281	338,007	10,825

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, “estimate” or “assume” or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption “Risk Factors” contained in Item 1 in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.”

      In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we have determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Operating results of the Shanghai operation have been reclassified from discontinued to continuing operations for all periods presented.

Overview

      We provide design, integration and Optical Manufacturing Solutions, or OMS, for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing, or DWDM and CWDM, respectively, optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in San Jose, California. As a Photonic Foundry, we offer our customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. Our broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

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

      Revenues. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 160 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

      Cost of Revenues. Our cost of revenues consists of raw material, salaries and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranties. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by manufacturing volume, our pricing policies, mix of products sold, production yield, costs incurred in improving manufacturing processes and provisions for excess and obsolete inventories.

      Research and Development Expenses. Our research and development expenses consist primarily of salaries including stock-based compensation expense and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred.

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

      Non-Cash Compensation Expense. Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2004, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $59.0 million, of which $1.7 million, $1.9 million and $4.7 million was expensed during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period of the related stock options, as set forth in FASB Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.

      Acquisitions. On November 3, 2003, we acquired substantially all of the assets of RedClover Networks, Inc., or RedClover, an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. In addition, we spent $1.1 million in cash to settle liabilities assumed in connection with the acquisition of RedClover. We paid $150,000 upon the closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of the RedClover acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to us. The RedClover acquisition was accounted for under the purchase method of accounting.

      On February 4, 2004, we acquired Accumux Technologies, Inc., or Accumux, an early-stage private company that developed a standard-tunable dispersion compensation module (“DCM”) for dense wavelength division multiplexing (“DWDM”) fiber optic communication systems. Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of Oplink was merged with and into Accumux and Accumux became a wholly owned subsidiary of Oplink. The purchase price was comprised of 600,000 shares of our common stock valued at $1,611,600 based on the average per share closing prices on February 2, 2004 through February 6, 2004 of $2.686 and transaction costs of approximately $50,000. In addition, we spent $81,000 in cash to settle liabilities assumed in connection with the acquisition of Accumux. The Accumux acquisition was accounted for under the purchase method of accounting.

      On March 23, 2004, we acquired substantially all assets of Gigabit Optics Corporation, or Gigabit, an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing, $350,000 will be paid upon satisfaction of certain events and the remaining $300,000 is subject to an escrow to secure certain indemnification obligations owned by Gigabit to us. The Gigabit acquisition was accounted for under the purchase method of accounting.

      Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of each acquisition. A summary of the acquisitions is as follows (in thousands):

	RedClover	Accumux	Gigabit

Cash	$250	$—	$1,150
Value of securities issued	—	1,612	—
Transaction costs	70	50	37

Purchase price	320	1,662	1,187
Liabilities assumed	1,135	81	—

Total purchase price and assumed liabilities	$1,455	$1,743	$1,187

Assets acquired:
Cash and cash equivalents	$—	$1,054	$—
Inventories	11	—	53
Fixed assets	583	393	172
In-process research and development	861	251	453
Patent	—	45	—
Technology	—	—	509

Total	$1,455	$1,743	$1,187

      We allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged independent third-party appraisal firms to assist us in determining the fair values of the assets acquired and the liabilities assumed. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

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

Revenue Recognition and Product Returns

      We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which supercedes SAB No. 101 “Revenue Recognition in Financial Statements,” and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, we recognize revenue from product sales upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue associated with contract-related cancellation payments from customers when a formal agreement is signed or a purchase order is issued by the customer covering these payments and we determined the collectibility of the cancellation payments to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

Warranty Obligations

      We provide reserves for the estimated costs of product warranties at the time we recognize revenue based on our historical experience of known product failure rates and expected material and labor costs to provide warranty services. Additionally, from time to time, we may make specific warranty accruals if unforeseen technical problems arise. Should our actual experience relative to these factors differ from estimates, we may be required to record additional warranty reserves, which would negatively affect our operating results. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of these provisions in future periods, which would positively affect our operating results.

Allowance for Doubtful Accounts

      Our accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, nor are we able to predict whether a customer experiencing financial difficulties will ultimately pay us the amounts owed. If the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances, which would decrease our operating results in that period. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience, which would increase our operating results in the future periods.

Excess and Obsolete Inventory

      We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2004 and 2003. In contrast, in the fiscal years ended 2002 and 2001, we recorded significant charges related to excess and obsolete inventory. See “Restructuring Costs and Other Charges” below. Specifically, in the fiscal years ended June 30, 2002 and 2001, our gross margins were negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $1.0 million and $1.6 million in fiscal 2004 and 2003, respectively.

Long-Lived Asset Valuation

      We evaluate the carrying value of long-lived assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal 2003 and 2002, we recorded charges of $10.7 million and $16.6 million, respectively, related to excess property and equipment. See “Restructuring Costs and Other Charges” below.

      In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation and we recorded an impairment charge of $2.8 million in the year ended June 30, 2003 to reflect the write down of net assets of the Shanghai operation to its estimated net realizable value, less costs to sell. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we have determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Accordingly, the Shanghai operation has been reclassified from discontinued to continuing operations in the accompanying financial statements. In accordance with SFAS No. 144, the Shanghai operation is measured at the lower of its carrying amount before it was classified as a discontinued operation, adjusted for depreciation expense that would have been recognized had it been continuously classified as part of continuing operations, or the fair value at the date of our decision not to dispose of the facility. We engaged an independent third-party appraisal firm to assist in determining the fair value of the Shanghai operation. As the lower of the fair value of the Shanghai operation at the date of our decision and its original carrying value less depreciation expense is greater than its current carrying value, we did not record an additional impairment charge in fiscal 2004.

Business Combination

      We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets to expense over time, while we immediately expense in-process research and development, or IP R&D, costs in the period the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Results of Operations

For Each of the Years Ended June 30, 2004, 2003 and 2002

Revenues

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Revenues	$34,328	$22,743	$11,585	50.9%	$22,743	$37,939	$(15,196)	(40.1)%

      The increase in revenue for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to increased unit shipments of our wavelength expansion products and optical switching and routing products to existing and new customers. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue associated with increased unit shipments was partially offset by minor decreases in the average selling prices of our products during the year ended June 30, 2004 as compared to the year ended June 30, 2003.

      The decrease in revenue for the year ended June 30, 2003 compared to the year ended June 30, 2002 was substantially due to decreased shipments of all our products including our wavelength expansion products, optical amplification products and optical switching products. The decreases in shipments were primarily due to the continued slowdown in telecommunications equipment spending. Additionally, in fiscal 2003 there was a minor impact due to decreases in average selling prices of our products over the prior year. Included in revenue for the fiscal years ended June 30, 2003 and 2002, is $75,000 and $2.5 million, respectively, for contract cancellation fees.

      We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2005. We also expect a modest decline in revenue in the first quarter of fiscal 2005 from the fourth quarter of fiscal 2004.

Gross Profit (Loss)

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Gross profit (loss)	$11,415	$78	$11,337	14,534.6%	$78	$(10,915)	$10,993	100.7%
Gross profit margin	33.3%	0.3%			0.3%	(28.8)%

     The increase in gross profit for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to greater revenue, the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. In addition, our gross profit for the year ended June 30, 2004 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $1.0 million, partially offset by $177,000 of non-cash compensation expense. Our gross profit for the year ended June 30, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $1.6 million and $415,000 recovery of non-cash compensation expense. Unexpected sales of fully reserved inventory decreased over the past several quarters. However, we have no visibility to the amount of such sales in the future, if any.

      The increase in gross profit for the year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to lower excess inventory charges. The increase was also due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, and the cost benefits of operating in China, offset by lower revenue. The excess inventory charge of $10.4 million in the fiscal year ended June 30, 2002 reflects the significant downturn in customer demand. In addition, our gross profit for the fiscal year ended June 30, 2003 was positively impacted by a non-cash compensation recovery of $415,000 and the unexpected sale of inventory that had been previously fully reserved of $1.6 million. Our gross loss for the fiscal year ended June 30, 2002, was positively impacted by the $2.5 million in revenues for cancellation fees from significant customers and the unexpected sale of inventory that had been previously fully reserved of $480,000, partially offset by $342,000 non-cash compensation expense.

      Our gross profit margin increased for the year ended June 30, 2004 compared to the year ended June 30, 2003 due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities and the cost benefits of operating in China as a result of transitioning our manufacturing capacity to China. Our gross profit margin also increased as a result of greater revenue resulting in lower manufacturing costs relative to our production volume. The increase in gross profit margin was partially offset by a smaller benefit from the unexpected sales of fully reserved inventory and higher non-cash compensation expense.

      Our gross profit margin increased for the year ended June 30, 2003 compared to the year ended June 30, 2002 primarily due to lower excess inventory charges. The increase was also due to the cost savings associated with the worldwide workforce reduction and the consolidation of excess facilities, the cost benefits of operating in China, lower non-cash compensation expense and benefit from unexpected sales of fully reserved inventory, offset by lower revenue resulting in higher manufacturing costs relative to our production volume.

      We expect our gross profit margin to decrease in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 primarily due to lower revenue and changes in product, customer and geographic mix.

Research and Development

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Research and development	$7,504	$8,807	$(1,303)	(14.8)%	$8,807	$14,911	$(6,104)	(40.9)%

      The decrease in research and development expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to cost savings associated with the transition of some research and development functions to China, lower depreciation and facility costs due to restructurings and lower non-cash compensation expense, partially offset by higher personnel costs as a result of the acquisitions of RedClover, Accumux and Gigabit. The decrease in research and development expenses for the year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to cost savings associated with the worldwide workforce reductions, lower costs as a result of transitioning component research and development to China, lower non-cash compensation expense, lower depreciation and facility costs due to restructurings and lower project material costs. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expenses to increase slightly in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 primarily due to the length of the first quarter of fiscal 2005 being one week longer for accounting purposes.

Sales and Marketing

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Sales and marketing	$3,382	$4,407	$(1,025)	(23.3)%	$4,407	$7,751	$(3,344)	(43.1)%

      The decrease in sales and marketing expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to the cost savings associated with the worldwide workforce reduction, the consolidation of excess facilities and lower trade show, advertising and other customer-related costs, partially offset by a one time benefit from a change in the estimate of commission due to external sales representatives in the amount of $297,000 in fiscal 2003. The decrease in sales and marketing expenses for the fiscal year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to lower personnel-related costs and lower commissions earned by our internal and external sales representatives associated with decreased revenues. The decrease was partially offset by an increase in non-cash compensation expense. We expect our quarterly sales and marketing expenses to increase slightly in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 primarily due to the length of the first quarter of fiscal 2005 being one week longer for accounting purposes.

General and Administrative

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

General and administrative	$7,630	$9,083	$(1,453)	(16.0)%	$9,083	$10,963	$(1,880)	(17.1)%

      The decrease in general and administrative expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to lower non-cash compensation expense, lower premiums for directors and officers insurance and cost savings associated with the worldwide workforce reduction, partially offset by higher costs associated with implementing a more comprehensive internal control program in response to new laws and requirements from the Securities and Exchange Commission and $890,000 of expenses associated with the exploration of strategic business opportunities. The decrease in general and administrative expenses for the year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to lower non-cash compensation expense, a reduction in our legal fees and cost savings associated with the worldwide workforce reduction. We expect our general and administrative expenses in the first quarter of fiscal 2005 to increase slightly primarily due to the length of the first quarter of fiscal 2005 being one week longer for accounting purposes.

Non-Cash Compensation Expense

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Non-cash compensation expense	$1,689	$1,873	$(184)	(9.8)%	$1,873	$4,714	$(2,841)	(60.3)%

      From July 1, 1998 through June 30, 2004, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The decrease in non-cash compensation expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, which results in higher compensation expense in the earlier vesting periods of the related options. The decrease was partially offset by additional non-cash compensation expense relating to the modification of option grants in fiscal 2004 and a smaller benefit as a result of fewer stock option cancellations in fiscal 2004. The decrease in non-cash compensation for the year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, and stock option cancellations.

   Impairment Charge. In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, the Shanghai operation was accounted as a discontinued operation and we recorded an impairment charge of $2.8 million in the year ended June 30, 2003 to reflect the write down of net assets of the Shanghai operation to its estimated net realizable value, less costs to sell. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we have determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Accordingly, the Shanghai operation has been reclassified from discontinued to continuing operations in the accompanying financial statements. In accordance with SFAS No. 144, the Shanghai operation is measured at the lower of its carrying amount before it was classified as a discontinued operation, adjusted for depreciation expense that would have been recognized had it been continuously classified as part of continuing operations, or the fair value at the date of our decision not to dispose of the facility. We engaged an independent third-party appraisal firm to assist in determining the fair value of the Shanghai operation. As the lower of the fair value of the Shanghai operation at the date of our decision and its original carrying value less depreciation expense is greater than its current carrying value, we did not record an additional impairment charge in fiscal 2004.

     Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2001, 2002, 2003 and 2004 is as follows (in thousands):

				Impairment of
			Consolidation of	Goodwill and
	Workforce	Excess Property	Excess Facilities	Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total

Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	10,724	1,267	301	14,123
Non-cash charge	—	(10,724)	310	(301)	(10,715)
Cash payments	(2,535)	—	(6,062)	—	(8,597)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Restructuring Costs and Other Charges Incurred During the Year Ended June 30, 2004

      During fiscal 2004, we increased the restructuring liabilities related to consolidation of excess facilities and other charges by a total of $452,000, which was recorded during the fourth quarter of fiscal 2004, due to changes in real estate market conditions.

Restructuring Costs and Other Charges Incurred During the Year Ended June 30, 2003

      For the year ended June 30, 2003, we recorded $14.1 million of restructuring costs and other charges as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. The following paragraphs provide detailed information relating to the restructuring costs and other charges for the year ended June 30, 2003.

Worldwide Workforce Reduction

      During the year ended June 30, 2003, we recorded a charge of approximately $1.8 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of our former Chief Executive Officer. Of the $1.8 million charge, approximately $812,000 was severance and fringe benefits associated with the resignation of our former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of June 30, 2004, the planned worldwide workforce reductions have been completed.

Excess Property and Equipment, Facilities and Other Charges

      We recorded a restructuring charge of $10.7 million relating to excess property and equipment during the year ended June 30, 2003. Property and equipment disposed of or removed from operations of $7.1 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of property and equipment to be disposed of has been included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

      In addition, we incurred a charge of $1.6 million for leases, primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms ending in 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. We also recorded a benefit to restructuring costs and other charges of $336,000 relating primarily to change of estimated amounts due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of Goodwill and Purchased Intangible Assets

      Due to a decline in business conditions, we abandoned one of our technologies in the second quarter of fiscal 2003. As a result, we recorded a charge of $301,000 during the fiscal year ended June 30, 2003.

Restructuring Costs and Other Charges Incurred During the Years Ended June 30, 2002 and 2001

      For the years ended June 30, 2002 and 2001, we recorded $28.9 million and $18.2 million, respectively, of restructuring costs and other charges as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended June 30, 2002 and 2001, respectively. The following paragraphs provide detailed information relating to the restructuring costs and other charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide Workforce Reduction

      The worldwide workforce reductions in connection with our initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal years ended June 30, 2002 and 2001, we recorded a charge of approximately $2.9 million and $250,000, respectively, primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. The planned worldwide workforce reductions in connection with our initial plans were completed in the second quarter of fiscal 2003.

Excess Property and Equipment, Facilities and Other Charges

      We recorded a restructuring charge of $16.6 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. While the remaining assets removed from operations as of June 30, 2004 are being actively marketed, we expect the period of disposal to be an additional twelve months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures.

      In addition, during the fiscal years ended June 30, 2002 and 2001, we incurred a charge of $7.5 million and $3.9 million, respectively, for leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than we are contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms ending in 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. We also recorded restructuring costs and other charges of $1.9 million and $1.6 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory for the years ended June 30, 2002 and 2001, respectively.

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

Return of Property and Equipment

      As of June 30, 2001, we had $8.6 million of accounts payable associated with the purchase of capital equipment from a vendor. In connection with an evaluation of our manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, we negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Consolidated Statement of Cash Flows.

Impairment of Goodwill and Purchased Intangible Assets

      For the year ended June 30, 2001, we recorded a $12.4 million charge based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight Communication, Inc., which we completed in April 2000.

   Merger Fees. In connection with the termination of the proposed merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.3 million and $1.8 million in merger fees for the fiscal years ended June 30, 2003 and 2002, respectively.

   In-Process Research and Development. We acquired RedClover, Accumux and Gigabit in November 2003, February 2004 and March 2004, respectively. As a result of these acquisitions, we recorded $1.6 million of IP R&D for the fiscal year ended June 30, 2004.

      The IP R&D of $861,000 in connection with the acquisition of RedClover consisted of a single channel transponder which is being designed to provide 10 gigabyte per second, or Gb/s, ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks.

      The IP R&D of $251,000 in connection with the acquisition of Accumux consisted of a standard-tunable DCM for DWDM fiber-optic communication systems, which will be installed into existing long haul networks to improve the performance of existing fiber cables and provide low residual transmission errors at speeds of up to 10 Gb/s.

      The IP R&D of $453,000 in connection with the acquisition of Gigabit consisted of a next generation MicroMux which is a filter design coarse wavelength division multiplexing, or CWDM, device and is designed to accommodate large increases in packet based data traffic and a laser-equipped Micro-LX4 platform which has four CWDM laser diodes in a smaller footprint.

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

      Amortization of Intangible and Other Assets. Amortization of intangible and other assets of approximately $56,000, $78,000 and $168,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, represents charges incurred as a result of our acquisition of Accumux and Gigabit in fiscal 2004 and Aurora Associates and Aurora Photonics, Inc. in June 2001. On July 1, 2002, we ceased to amortize goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Interest and Other Income, Net

(In thousands, except percentages)

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change

	2004	2003			2003	2002

Interest and other income, net	$2,665	$4,016	$(1,351)	(33.6)%	$4,016	$4,713	$(697)	(14.8)%

      The decrease in interest income for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to lower yields on our investments and lower interest income resulting from repayment of interest bearing notes receivable from an officer during the fourth quarter of fiscal 2003. The decrease in interest income for the year ended June 30, 2003 compared to the year ended June 30, 2002 was primarily due to lower yields on our cash investments, overall decreased cash balances from the use of cash in the fiscal year’s loss from operations, investing outlays for capital purchases and financing outlays relating to repurchase of common stock, repayment of line of credit borrowings and repayment of capital lease obligations.

   Gain (Loss) on Sale of Assets. We recorded a gain of $68,000, a loss of $258,000 and a gain of $2.4 million for the year ended June 30, 2004, 2003 and 2002 respectively, from the sale of fixed assets and intangible assets greater or less than the carrying amount of these assets.

   Provision for Income Taxes. At June 30, 2004 we had approximately $101.7 million of federal and $48.4 million of state net operating loss carryforwards. Because of certain changes in ownership of Oplink in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code. We have recorded a gross deferred tax asset of $56.4 million as of June 30, 2004, against which a valuation allowance is recorded that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Quarterly Results of Operations

      The following table presents our operating results for the last eight quarters. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In May 2003, we adopted a plan to sell its Shanghai operation, and accounted for the Shanghai operation as a discontinued operation. In May 2004, we determined not to dispose of this facility and returned it to continuing operations. The quarterly results have been restated to reflect the Shanghai operation as part of continuing operations. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

	Three Months Ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2004	2004	2003	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$9,689	$9,200	$8,131	$7,308
Cost of revenues:
Cost of revenues	5,973	6,088	5,585	5,090
Non-cash compensation expense	17	32	52	76

Total cost of revenues	5,990	6,120	5,637	5,166

Gross profit	3,699	3,080	2,494	2,142

Operating expenses:
Research and development:
Research and development	2,077	1,961	1,648	1,370
Non-cash compensation expense	11	32	55	350

Total research and development	2,088	1,993	1,703	1,720

Sales and marketing:
Sales and marketing	767	946	823	793
Non-cash compensation expense (recovery)	12	22	33	(14)

Total sales and marketing	779	968	856	779

General and administrative:
General and administrative	1,565	1,354	1,409	2,291
Non-cash compensation expense	95	293	258	365

Total general and administrative	1,660	1,647	1,667	2,656

Restructuring costs and other charges	452	—	—	—
In-process research and development	—	704	861	—
Amortization of intangible and other assets	45	1	—	10

Total other operating expenses	497	705	861	10
Total operating expenses	5,024	5,313	5,087	5,165

Loss from operations	(1,325)	(2,233)	(2,593)	(3,023)
Interest and other income, net	739	800	576	550
(Loss) gain on sale of assets	(37)	(20)	(90)	215

Net loss	$(623)	$(1,453)	$(2,107)	$(2,258)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	147,257	146,529	145,544	142,589

	Three Months Ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002

	(In thousands, except per share data)
	(Unaudited)
Revenues	$6,001	$5,622	$5,087	$6,033
Cost of revenues:
Cost of revenues	4,846	5,063	5,655	7,516
Non-cash compensation expense (recovery)	238	(39)	(716)	102

Total cost of revenues	5,084	5,024	4,939	7,618

Gross profit (loss)	917	598	148	(1,585)

Operating expenses:
Research and development:
Research and development	1,385	1,725	2,585	3,070
Non-cash compensation expense (recovery)	220	(5)	(52)	(121)

Total research and development	1,605	1,720	2,533	2,949

Sales and marketing:
Sales and marketing	717	595	1,251	1,672
Non-cash compensation expense (recovery)	66	84	(63)	85

Total sales and marketing	783	679	1,188	1,757

General and administrative:
General and administrative	1,622	1,828	1,917	1,642
Non-cash compensation expense	678	254	476	666

Total general and administrative	2,300	2,082	2,393	2,308

Restructuring costs and other charges	4,843	—	9,280	—
Impairment charge	2,825	—	—	—
Merger fees	—	—	190	1,110
Amortization of intangible and other assets	15	15	22	26

Total other operating expenses	7,683	15	9,492	1,136
Total operating expenses	12,371	4,496	15,606	8,150

Loss from operations	(11,454)	(3,898)	(15,458)	(9,735)
Interest and other income, net	1,050	864	1,082	1,020
Loss on sale of assets	(258)	—	—	—

Net loss	$(10,662)	$(3,034)	$(14,376)	$(8,715)

Basic and diluted net loss per share	$(0.07)	$(0.02)	$(0.09)	$(0.05)

Basic and diluted weighted average shares outstanding	149,602	158,556	162,213	164,767

      Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	cancellations of orders and shipment rescheduling;

•	the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products and increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capability and achieve acceptable production yields in our facilities in China;

•	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

•	the mix of products and the average selling prices of the products we sell;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic subsystems, integrated modules and components market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

•	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

      Due to the factors noted above and other factors noted under the caption entitled “Risk Factors” under Item 1, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $24.9 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through June 30, 2004. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. As of June 30, 2004, we had cash, cash equivalents and short-term and long-term investments of $190.4 million and working capital of $137.3 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal 2005 will be lower than the sum of our cash, cash equivalents and short-term and long-term investments at the end of fiscal year 2004 primarily due to our acquisition of a building in Fremont, California, in the amount of $4.8 million in cash.

Fiscal 2004

      Our operating activities used cash of $545,000 in fiscal 2004 as a result of our net loss for fiscal 2004 of $6.4 million adjusted by $11.9 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation and acquired in-process research and development offset by usage of $6.0 million for net changes in assets and liabilities.

      In fiscal 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories and accrued liabilities and accrued restructuring costs. Accounts receivable used $2.8 million of cash primarily due to increased shipments during the fiscal year. Days sales outstanding in accounts receivable ended fiscal year 2004 at 71 days, as compared to 72 days at the end of fiscal 2003.

      Inventories used $1.3 million of cash during fiscal 2004 primarily due to increased volumes of sales and associated purchases of inventory required to meet customer demand.

      Accrued liabilities and accrued restructuring costs consumed $1.6 million in cash in fiscal 2004 primarily as we paid for obligation we had accrued at the time we incurred restructuring charges. The payments were primarily for operating leases of excess facilities.

      We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers.

      Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another in connection with changes in the level of sales.

      Our investing activities used cash of $13.1 million in fiscal 2004. The net cash used in investing activities in the fiscal year ended June 30, 2004 was primarily due to purchases of short-term and long-term investments of $174.1 million partially offset by maturities of short-term and long-term investments of $160.3 million resulting in use of cash of $13.8 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in fiscal 2004 in an effort to take advantage of higher yields and increase returns on our investments. We expect to use approximately $6.0 million for capital expenditures worldwide in fiscal 2005 (including the final payment of $4.6 million to purchase a building in Fremont, California in the first quarter of fiscal 2005 to house our US operations). We expect to use cash generated from our initial public offering for these expenditures.

      Our financing activities provided cash of $2.6 million in fiscal 2004 primarily due to proceeds from issuance of common stock of $4.0 million in connection with the exercise of stock options and employee stock purchase plan, partially offset by repayment of capital lease obligations of $1.5 million.

Fiscal 2003

      Our operating activities used cash of $13.8 million in fiscal 2003 as a result of our net loss for fiscal 2003 of $36.8 million adjusted by $26.7 million primarily for the non-cash charges of restructuring costs and other charges, depreciation and amortization, amortization of deferred stock compensation and impairment charge as well as a net change in assets and liabilities of $3.7 million.

      In fiscal 2003, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities and accrued restructuring costs. Accounts receivable provided $2.1 million of cash primarily due to decreased shipments during the fiscal year as well as an improvement in days sales outstanding. Days sales outstanding in accounts receivable ended fiscal year 2003 at 72 days, as compared to 81 days at the end of fiscal 2002 as a result of an improved collection effort.

      Inventories provided $3.0 million of cash during fiscal 2003 primarily due to decreased volumes of sales and lower purchases of inventory as a result of lower customer demand for our products.

      Accounts payable used cash of $1.4 million due to a lower accounts payable balance at the end of fiscal year 2003 compared to the end of fiscal year 2002 primarily due to lower inventory purchases due to lower demand for our products by our customers.

      Accrued liabilities and accrued restructuring costs consumed $9.0 million of cash in fiscal 2003 primarily as we paid for obligation we had accrued at the time we incurred restructuring charges. The payments were primarily for operating leases of excess facilities and payments associated with workforce reduction.

      Our investing activities used cash of $60.6 million in fiscal 2003. The net cash used in investing activities in the fiscal year ended June 30, 2003 was primarily due to purchases of short-term investments of $189.6 million partially offset by maturities of short-term investments of $128.7 million resulting in use of cash of $60.9 million. We invested a significant amount of our excess cash to purchase short-term investments in fiscal 2003 to increase returns on our investments.

      Our financing activities used cash of $23.2 million in fiscal 2003 primarily due to our repurchase of common stock of $33.3 million and repayment of capital lease obligations of $4.3 million partially offset by proceeds from the issuance of common stock of $3.0 million in connection with the exercise of stock options and employee stock purchase plan and repayment of notes receivable from our current and former executive officers of $11.4 million.

Fiscal 2002

      Our operating activities used cash of $12.0 million in fiscal 2002 as a result of our net loss for fiscal 2002 of $68.4 million reduced by $41.3 million primarily for the non-cash charges of restructuring costs and other charges, depreciation and amortization, amortization of deferred stock compensation and provision for excess and obsolete inventory, offset by a net change in assets and liabilities of $15.1 million.

      In fiscal 2002, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories, prepaid expenses and other current assets and accounts payable. Accounts receivable provided $10.3 million of cash primarily due to decreased shipments during the fiscal year. Days sales outstanding in accounts receivable ended fiscal year 2002 at 81 days, as compared to 77 days at the end of fiscal 2001.

      Inventories provided $4.8 million of cash during fiscal 2002 primarily due to decreased volumes of sales and lower purchases of inventory as a result of lower customer demand for our products.

      Prepaid expenses and other current assets provided $6.1 million of cash during fiscal 2002 primarily due to $5.0 million tax refund received in fiscal 2002.

      Accounts payable used cash of $6.1 million due to a lower accounts payable balance at the end of fiscal year 2002 compared to the end of fiscal year 2001 primarily due to lower inventory purchases due to lower demand for our products by our customers.

      Our investing activities used cash of $9.9 million in fiscal 2002. The net cash used in investing activities in the fiscal year ended June 30, 2003 was primarily due to purchases of short-term investments of $70.2 million partially offset by maturities of short-term investments of $64.9 million resulting in use of cash of $5.3 million. We invested a significant amount of our excess cash to purchase short-term investments in fiscal 2002 to increase returns on our investments. In addition we used $8.0 million of cash for the purchase of equipment.

      In fiscal 2002, our financing activities used cash of $5.6 million primarily due to our repurchase of common stock of $1.9 million, repayment of capital lease obligations of $3.9 million and net repayment of borrowings under our line of credit of $1.1 million, partially offset by proceeds from the issuance of common stock of $1.4 million.

      On September 26, 2001, our Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of our common stock. On September 19, 2002, our Board of Directors approved an increase in our buyback plan to repurchase up to an aggregate of $40.0 million of our common stock. These repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. In accordance with Rule 10b5-1 under the Securities Exchange Act, we adopted a plan in August 2002, which allows Oplink to repurchase its shares during specified periods when we are likely to be in possession of material non-public information. As of June 30, 2004, repurchases of $35.2 million have been made under the repurchase program.

      Our principal source of liquidity at June 30, 2004 consisted of $190.4 million in cash, cash equivalents and short-term and long-term investments. We believe that our current cash, cash equivalent and short-term and long-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Contractual Obligations

      Our contractual obligations as of June 30, 2004 have been summarized below (in thousands):

		Contractual Obligations Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations
Capital lease obligations	$84	$84	$—	$—	$—
Operating leases	2,463	2,328	135	—	—
Purchase obligations	8,016	8,016	—	—	—

Total	$10,563	$10,428	$135	$—	$—

      We paid $4.6 million in cash in July 2004 to complete the purchase of a building in Fremont, California. The payment of $4.6 million is included in our purchase obligations in the table presented above.

Recent Accounting Pronouncements

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on our operating results as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net loss within our footnotes, as is our current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in our consolidated financial statements upon issuance of the final standard.

      At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended June 30, 2004.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We believe that this consensus on the recognition and measurement guidance will not have a material impact on our financial position, results of operations, or cash flows.

      In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of Oplink believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact Oplink’s future accounting for its operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure

      The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate bonds. As of June 30, 2004, all of our short-term investments were in high quality commercial paper, corporate bonds and government debt securities with maturities of less than twelve months from June 30, 2004. As of June 30, 2004, our long-term investments primarily consist of corporate bonds and government debt securities with maturities of less than three years from June 30, 2004. We invested our excess cash in long-term investments in fiscal 2004 to take advantage of higher yields generated by these investments. We intend to hold these long-term investments to maturity and we believe we have the ability to hold them to maturity. However, liquidating our long-term investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003)

		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$46,034	1.1%	$54,292	1.2%
Cash equivalents — fixed rate	58,919	1.4%	64,198	1.2%
Short-term investments — variable rate	7,497	1.0%	38,927	1.2%
Short-term investments — fixed rate	17,352	1.3%	27,678	1.2%
Long-term investments — variable rate	5,002	1.2%	—	0.0%
Long-term investments — fixed rate	50,202	2.3%	—	0.0%

Total	$185,006		$185,095

	Expected Fiscal Year Maturity Date

	2005	2006	2007	Total	Fair Value

Long-term investments — variable rate	$—	$5,002	$—	$5,002	$4,989
Average interest rate	—	1.2%	—	1.2%
Long-term investments — fixed rate	$5,009	$32,335	$12,858	$50,202	$49,696
Average interest rate	2.1%	2.1%	2.7%	2.3%

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

      We expect our international revenues and expenses to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future as our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and related notes thereto required by this item are listed and set forth beginning on page F-1, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures. Subject to the limitations described below, our management, with the participation of our Chief Executive Officer, Joseph Y. Liu, and our Chief Financial Officer, Bruce D. Horn, has concluded that our disclosure controls and procedures were effective as of June 30, 2004.

      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

      Information regarding the identification of Oplink’s executive officers and directors may be found in the sections entitled “Executive Officers” and “Directors,” respectively, in Part I of this Annual Report.

Identification of Audit Committee and Financial Expert

      Reference is made to the information regarding directors appearing under the heading “Proposal 1 — Election of Directors — Audit Committee” in our 2004 Proxy Statement anticipated to be filed with the SEC within 120 days of June 30, 2004 (our “2004 Proxy Statement”), which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

      Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Code of Business Conduct and Ethics

      Reference is made to the information appearing under the heading “Code of Business Conduct and Ethics” in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Disclosure of Any Material Changes to Procedures for Recommending Directors

      Reference is made to the information appearing under the heading “Proposal 1 — Election of Directors” in our 2004 Proxy Statement, which information is hereby incorporated by reference.

Item 11.	Executive Compensation

      Incorporated by reference to the sections of our 2004 Proxy Statement entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item with respect to security ownership of beneficial owners and management is set forth in our 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated by reference.

      The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is set forth in our 2004 Proxy Statement under the caption “Equity Compensation Plan Information,” which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the section of the our 2004 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference to the section of our 2004 Proxy Statement appearing under the heading “Proposal No. 2 — Ratification of Selection of Independent Auditors — Fees Billed by the Independent Auditor.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

      (a)

      1.     Financial Statements

      See Item 8 of this Annual Report.

      2.     Financial Statement Schedules

      See Item 8 and Schedule II of this Annual Report immediately following the financial statements.

      3.     Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3.2(1)	Bylaws of Oplink.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10.3(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.
10.4(1)	Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.
10.5(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.
10.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10.8(1)(5)	Oplink’s 1995 Stock Plan.
10.9(1)(5)	Oplink’s 1998 Stock Plan.
10.10(1)(5)	Oplink Form of Indemnity Agreement.
10.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10.23(4)(5)	Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Yanfeng Yang.
10.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10.29	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
21.1	Subsidiaries of Oplink.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(†) Confidential treatment granted with respect to portions of these exhibits.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 11, 2004 and incorporated herein by reference.

   * The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of September, 2004.

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

Signature	Title	Date

/s/ JOSEPH Y. LIU Joseph Y. Liu	Chief Executive Officer and President (Principal Executive Officer)	September 10, 2004

/s/ BRUCE D. HORN Bruce D. Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2004

/s/ HERBERT CHANG Herbert Chang	Chairman of the Board	September 10, 2004

/s/ CHIEH CHANG Chieh Chang	Director	September 10, 2004

/s/ JESSE W. JACK Jesse W. Jack	Director	September 10, 2004

/s/ LEONARD J. LEBLANC Leonard J. LeBlanc	Director	September 10, 2004

Item 8.     Financial Statements and Supplementary Data

OPLINK COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Oplink Communications, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the “Company”) at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 26, 2004

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$110,390	$121,498
Short-term investments	24,849	66,605
Accounts receivable, net	7,545	4,716
Inventories	4,767	3,436
Prepaid expenses and other current assets	2,814	2,355

Total current assets	150,365	198,610
Long-term investments	55,204	—
Property, plant and equipment, net	26,426	34,405
Intangible assets	507	120
Other assets	401	608

Total assets	$232,903	$233,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,926	$4,587
Accrued liabilities	8,090	7,407
Capital lease obligations, current	81	1,478

Total current liabilities	13,097	13,472
Capital lease obligations, non current	—	83
Accrued restructuring costs, non current	104	1,472

Total liabilities	13,201	15,027

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 147,472,871 and 142,088,677 shares issued and outstanding as of June 30, 2004 and 2003, respectively	147	142
Additional paid-in capital	444,125	463,449
Treasury stock	—	(25,276)
Notes receivable from stockholders	(38)	(50)
Deferred stock compensation	(158)	(1,521)
Accumulated other comprehensive income (loss)	66	(29)
Accumulated deficit	(224,440)	(217,999)

Total stockholders’ equity	219,702	218,716

Total liabilities and stockholders’ equity	$232,903	$233,743

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$34,328	$22,743	$37,939
Cost of revenues:
Cost of revenues	22,736	23,080	48,512
Non-cash compensation expense (recovery)	177	(415)	342

Total cost of revenues	22,913	22,665	48,854

Gross profit (loss)	11,415	78	(10,915)

Operating expenses:
Research and development:
Research and development	7,056	8,765	13,927
Non-cash compensation expense	448	42	984

Total research and development	7,504	8,807	14,911

Sales and marketing:
Sales and marketing	3,329	4,235	8,079
Non-cash compensation expense (recovery)	53	172	(328)

Total sales and marketing	3,382	4,407	7,751

General and administrative:
General and administrative	6,619	7,009	7,247
Non-cash compensation expense	1,011	2,074	3,716

Total general and administrative	7,630	9,083	10,963

Impairment charge	—	2,825	—
Restructuring costs and other charges	452	14,123	28,908
Merger fees	—	1,300	1,844
In-process research and development	1,565	—	—
Amortization of intangible and other assets	56	78	168

Total other operating expenses	2,073	18,326	30,920
Total operating expenses	20,589	40,623	64,545

Loss from operations	(9,174)	(40,545)	(75,460)
Interest and other income, net	2,665	4,016	4,713
Gain (loss) on sale of assets	68	(258)	2,373

Net loss	$(6,441)	$(36,787)	$(68,374)

Basic and diluted net loss per share	$(0.04)	$(0.23)	$(0.42)

Basic and diluted weighted average shares outstanding	145,479	158,782	162,688

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes		Accumulated
	Common Stock		Additional		Receivable	Deferred	Other		Total
			Paid in	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Stockholders	Compensation	Income (Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at June 30, 2001	161,198,112	$161	$472,161	$(59)	$(3,889)	$(17,554)	$25	$(112,838)	$338,007
Exercise of stock options	5,318,528	5	6,849	—	—	—	—	—	6,854
Issuance of common stock from ESPP	781,020	—	856	—	—	—	—	—	856
Note receivable from stockholder to exercise stock options and related interest	—	—	—	—	(6,947)	—	—	—	(6,947)
Repayment of note receivable from stockholder	—	—	—	—	65	—	—	—	65
Repurchase of common stock	(1,620,200)	(1)	—	(1,894)	—	—	—	—	(1,895)
Stock-based compensation expense	—	—	281	—	—	—	—	—	281
Amortization of deferred compensation	—	—	(7,696)	—	—	12,129	—	—	4,433
Cancellation of common stock in connection with acquisition	(800,000)	—	—	—	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(68,374)	(68,374)
Change in cumulative translation adjustments	—	—	—	—	—	—	(15)	—	(15)
Unrealized gain on investments	—	—	—	—	—	—	16	—	16

Total comprehensive loss									(68,373)

Balance at June 30, 2002	164,877,460	165	472,451	(1,953)	(10,771)	(5,425)	26	(181,212)	273,281
Exercise of stock options	5,658,644	5	2,653	—	—	—	—	—	2,658
Issuance of common stock from ESPP	465,498	—	312	—	—	—	—	—	312
Interest receivable related to notes receivable from stockholders	—	—	—	—	(686)	—	—	—	(686)
Repayment of note receivable from stockholder	—	—	—	—	11,407	—	—	—	11,407
Repurchase of common stock	(28,912,925)	(28)	—	(33,259)	—	—	—	—	(33,287)
Retirement of treasury stock	—	—	(9,936)	9,936	—	—	—	—	—
Stock-based compensation expense	—	—	585	—	—	(585)	—	—	—
Amortization of deferred compensation	—	—	(2,616)	—	—	4,489	—	—	1,873
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(36,787)	(36,787)
Change in cumulative translation adjustments	—	—	—	—	—	—	(42)	—	(42)
Unrealized loss on investments	—	—	—	—	—	—	(13)	—	(13)

Total comprehensive loss									(36,842)

Balance at June 30, 2003	142,088,677	142	463,449	(25,276)	(50)	(1,521)	(29)	(217,999)	218,716

Exercise of stock options	3,779,094	3	3,231	—	—	—	—	—	3,234
Issuance of common stock from ESPP	1,005,100	1	784	—	—	—	—	—	785
Repayment of note receivable from stockholder	—	—	—	—	15	—	—	—	15
Interest receivable related to note receivable from stockholder	—	—	—	—	(3)	—	—	—	(3)
Retirement of treasury stock	—	—	(25,276)	25,276	—	—	—	—	—
Stock-based compensation expense	—	—	412	—	—	—	—	—	412
Amortization of deferred compensation	—	—	(86)	—	—	1,363	—	—	1,277
Issuance of common stock in connection with acquisition	600,000	1	1,611	—	—	—	—	—	1,612
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,441)	(6,441)
Change in cumulative translation adjustments	—	—	—	—	—	—	57	—	57
Unrealized gain on investments	—	—	—	—	—	—	38	—	38

Total comprehensive loss									(6,346)

Balance at June 30, 2004	147,472,871	$147	$444,125	$—	$(38)	$(158)	$66	$(224,440)	$219,702

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(6,441)	$(36,787)	$(68,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash restructuring costs and other charges	—	10,715	16,260
Depreciation and amortization of property and equipment	8,221	11,958	13,013
Amortization of intangible and other assets	56	78	168
Amortization of deferred stock compensation	1,689	1,873	4,714
Amortization of premium (discount) on investments	394	(3)	(448)
Provision for excess and obsolete inventory	—	—	10,407
Loss (gain) on sale or disposal of assets	(68)	258	(2,373)
Acquired in-process research and development	1,565	—	—
Impairment charge	—	2,825	—
Interest income related to stockholder notes	(3)	(686)	(536)
Other	—	(339)	67
Change in assets and liabilities:
Accounts receivable	(2,829)	2,092	10,347
Inventories	(1,268)	3,009	4,781
Prepaid expenses and other current assets	(598)	991	6,130
Other assets	207	652	(2)
Accounts payable	102	(1,383)	(6,132)
Accrued liabilities and accrued restructuring costs	(1,572)	(9,011)	11

Net cash used in operating activities	(545)	(13,758)	(11,967)

Cash flows from investing activities:
Purchases of investments	(174,083)	(189,612)	(70,152)
Maturities of investments	160,279	128,713	64,900
Proceeds from sales of property and equipment	588	1,022	3,410
Purchase of property and equipment	(305)	(690)	(8,039)
Cash acquired in business combination, net of payments	404	—	—

Net cash used in investing activities	(13,117)	(60,567)	(9,881)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,019	2,970	1,364
Repurchase of common stock	—	(33,287)	(1,895)
Repayment of notes receivable from stockholders	15	11,407	—
Proceeds from borrowings under line of credit	—	—	1,268
Repayment of borrowings under line of credit	—	—	(2,416)
Repayment of capital lease obligations	(1,480)	(4,300)	(3,913)

Net cash provided by (used in) financing activities	2,554	(23,210)	(5,592)

Net decrease in cash and cash equivalents	(11,108)	(97,535)	(27,440)
Cash and cash equivalents, beginning of year	121,498	219,033	246,473

Cash and cash equivalents, end of year	$110,390	$121,498	$219,033

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$37	$310	$679

Cash paid during the period for income taxes	$—	$—	$—

Supplemental non-cash investing and financing activities:
Property and equipment acquired under capital lease	$—	$—	$1,252

Recovery/ Return of property and equipment	$—	$(412)	$10,052

Donation of property and equipment	$—	$—	$83

Deferred compensation related to common stock option grants and modifications to employees	$—	$585	$—

Issuance of common stock in connection with acquisitions	$1,612	$—	$—

Issuance of common stock in connection with notes	$—	$—	$6,411

Unrealized gain (loss) on investments	$38	$(13)	$16

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company

The Company

      Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions, or OMS, for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing, or DWDM and CWDM, respectively, optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai and Shanghai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in San Jose, California. As a Photonic Foundry, Oplink offers its customers expert OMS for the production and packaging of highly integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specification. The Company’s broad line of products and services increases the performance of optical networks and enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers around the globe.

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

Risks and Uncertainties

      The optical communications markets have recently experienced a slight improvement after experiencing a prolonged severe downturn, which resulted in a significant decline in the demand for the optical subsystems, integrated modules and components supplied by the Company and its competitors. Management believes the market will continue to show improvement but should the market deteriorate management believes it has the financial resources, and will take the necessary actions, to manage through such a downturn. However, a further prolonged downturn in the optical communications markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, any significant delays in the development or introduction of products or the occurrence or non-occurrence of other events could have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Fiscal Year

      On January 1, 2001, the Company adopted a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. June 27, 2004, June 29, 2003 and June 30, 2002 represent the Sunday closest to the period ending June 30, 2004, June 30, 2003, and June 30, 2002, respectively. Fiscal years 2004, 2003 and 2002 consist of 52 weeks. The first quarter of fiscal 2005 is a 14-week quarter, one week more than a typical quarter. Fiscal 2005 is a 53-week fiscal year.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain items previously reported in prior years’ financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned (except as noted below) subsidiaries, Accumux Technologies, Inc., Shanghai Oplink Communications, Inc. (“Shanghai”), Zhuhai Free Trade Zone Oplink Communications, Inc. (“Zhuhai FTZ”), Zhuhai Free Trade Zone Oplink Optical Communications, Inc. (“Zhuhai”), Zhuhai Free Trade Zone Telelight Communication, Inc. (“FTZTCI”) and Oplink Macau Commercial Services Company Limited. (“Macau”). With respect to Macau, the Company and Joseph Liu, the President, Chief Executive Officer and a director of the Company, each hold one share in Macau pursuant to which the Company holds a voting interest of ninety-eight and three-fourths percent (98.75%) and Joseph Liu holds the remaining one and one-fourth percent (1.25%) voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Shanghai Operation

      The Company’s consolidated financial statements for all periods presented account for the Shanghai operation as part of continuing operations rather than as a discontinued operation. In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation. In May 2004, one year following the planned sale of its Shanghai operation and considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, it has decided not to dispose of this facility and has returned it to continuing operations. Amounts in the financial statements and related notes for all periods presented are reclassified to reflect the Shanghai operation as part of continuing operations in accordance with SFAS No. 144.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, debt and commercial paper.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost. As of June 30, 2004, all of the Company’s long-term investments were classified as held-to-maturity.

      Marketable securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, based upon quoted market prices of the securities, with the unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). As of June 30, 2004 and 2003, all of the Company’s short-term investments were classified as available-for-sale.

      The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. The cost of securities sold is based on the specific identification method.

Revenue Recognition

      The Company derives its revenue from the sale of fiber optic subsystems and components. Revenue from product sales is generally recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured. Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenue is recognized based on the Company’s historical experience.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company’s cash, cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government debt securities are maintained with three high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,

	2004	2003	2002

Customer A	21%	23%	*
Customer B	20%	*	*
Customer C	14%	10%	11%
Customer D	*	11%	*
Customer E	*	*	13%

*	Less than 10%.

      At June 30, 2004, two customers accounted for 41% and 28% of total accounts receivable, respectively. At June 30, 2003, two customers accounted for 27% and 15% of total accounts receivable, respectively.

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

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 years are used for buildings and five years are used for manufacturing and engineering equipment. Estimated useful lives of three to five years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Long-Lived Assets and Goodwill

      Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. If an asset being tested for recoverability was acquired in a business combination, the goodwill that arose in

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that business combination is included as part of the asset in determining recoverability if the asset is or includes a reporting unit.

      In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation and the Company recorded an impairment charge of $2,825,000 in the year ended June 30, 2003 to reflect the write down of net assets of Shanghai operation to its estimated net realizable value, less costs to sell. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, the Company has decided not to dispose of this facility and has returned it to continuing operations. Accordingly, the Shanghai operation has been reclassified from discontinued to continuing operations in the accompanying financial statements. In accordance with SFAS No. 144, the Shanghai operation is measured at the lower of its carrying amount before it was classified as a discontinued operation, adjusted for depreciation expense that would have been recognized had it been continuously classified as part of continuing operations, or the fair value at the date of the Company’s decision not to dispose of the facility. The Company engaged an independent third-party appraisal firm to assist in determining the fair value of the Shanghai operation. As the lower of the fair value of the Shanghai operation at the date of the Company’s decision and its original carrying value less depreciation expense is greater than its current carrying value, the Company did not record an additional impairment charge in fiscal 2004.

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

Research and Development Costs

      Research and development expenses consist primarily of salaries including stock-based compensation expense and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of the Company’s products. Research and development costs are charged to operations as incurred.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Years Ended June 30,

	2004	2003	2002

Net loss as reported	$(6,441)	$(36,787)	$(68,374)
Stock-based employee compensation expense included in reported net loss	1,689	1,873	4,714
Pro forma stock compensation expense computed under the fair value method	(6,415)	(8,040)	(23,685)

Pro forma net loss	$(11,167)	$(42,954)	$(87,345)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.23)	$(0.42)

Pro forma basic and diluted net loss per share	$(0.08)	$(0.27)	$(0.54)

      The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Years Ended June 30,

	2004	2003	2002

Risk-free interest rate	3.32%	2.94%	5.36%
Expected life of option	4 years	4 years	4 years
Expected dividends	0%	0%	0%
Volatility	70%	70%	70%

      The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 2004, 2003 and 2002:

	Years Ended June 30,

	2004	2003	2002

Risk-free interest rate	1.98%	1.43%	2.13%
Expected average life	2 years	2 years	2 years
Expected dividends	0%	0%	0%
Volatility	70%	70%	70%

      The weighted average per share fair value of purchase rights under the Purchase Plan was $0.62 during fiscal 2004, $0.37 during fiscal 2003 and $0.64 during fiscal 2002.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended June 30,

	2004	2003	2002

Numerator:
Net loss	$(6,441)	$(36,787)	$(68,374)

Denominator:
Weighted average shares outstanding	145,479,442	158,781,618	162,688,216

Net loss per share:
Basic and diluted	$(0.04)	$(0.23)	$(0.42)

Antidilutive stock options not included in net loss per share calculation	19,794,330	20,460,615	27,356,849

Recently Issued Accounting Standards

      On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses in the footnotes to its consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after December 15, 2004.

      Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s operating results as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company’s employee stock purchase plan rather than disclose the

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact on its consolidated net loss within its footnotes, as is the Company’s current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in the Company’s financial statements upon issuance of the final standard.

      At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements during the fiscal year ended June 30, 2004.

      At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company believes that this consensus on the recognition and measurement guidance will not have a material impact on its financial position, results of operations or cash flows.

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

Note 3 —	Short-Term and Long-Term Investments

      The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any significant losses on its investments.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term and long-term investments consist of the following (in thousands):

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities
Short-term investments
Commercial paper	$7,499	$—	$(2)	$7,497
Corporate bonds	12,457	—	(82)	12,375
United States government agencies	5,000	—	(23)	4,977

Total short-term investments	24,956	—	(107)	24,849

Held-to-maturity securities
Long-term investments — due between one year and three years
Corporate bonds	16,182	—	(197)	15,985
United States Government agencies	39,022	—	(322)	38,700

Total long-term investments	$55,204	$—	$(519)	$54,685

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities
Short-term investments
Commercial paper	$34,940	$8	$(1)	$34,947
Corporate bonds	26,677	1	(6)	26,672
United States government agencies	4,985	1	—	4,986

Total short-term investments	$66,602	$10	$(7)	$66,605

      During fiscal 2004, the Company did not sell any held-to-maturity securities.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Restructuring Costs and Other Charges

      A summary of the restructuring charges accrued in fiscal 2001, 2002, 2003 and 2004 is as follows (in thousands):

			Consolidation of	Impairment of
			Excess Facilities	Goodwill and
	Workforce	Excess Property	and Other	Purchased
	Reduction	and Equipment	Charges	Intangible Assets	Total

Initial restructuring charge in the fourth quarter of fiscal 2001	$250	$—	$5,485	$12,442	$18,177
Non-cash charge	—	—	—	(12,442)	(12,442)
Cash payments	—	—	(1,191)	—	(1,191)

Balance at June 30, 2001	250	—	4,294	—	$4,544
Less: accrued restructuring costs, current					2,820

Accrued restructuring costs, non current					$1,724

Additional restructuring charge in the fourth quarter of fiscal 2002	2,899	16,635	9,374	—	28,908
Non-cash charge	—	(16,260)	—	—	(16,260)
Cash payments	(2,269)	(375)	(4,869)	—	(7,513)

Balance at June 30, 2002	880	—	8,799	—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	10,724	1,267	301	14,123
Non-cash charge	—	(10,724)	310	(301)	(10,715)
Cash payments	(2,535)	—	(6,062)	—	(8,597)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Restructuring Costs and Other Charges Incurred During the Year Ended June 30, 2004

      During fiscal 2004, the Company increased the restructuring liabilities related to consolidation of excess facilities and other charges by a total of $452,000, which was recorded during the fourth quarter of fiscal 2004, due to changes in real estate market conditions.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Costs and Other Charges Incurred During the Year Ended June 30, 2003

      For the year ended June 30, 2003, $14.1 million of restructuring costs and other charges were recorded as operating expenses for worldwide workforce reduction, consolidation of excess property and equipment and facilities and other charges. The following paragraphs provide detailed information relating to the restructuring costs and other charges for the year ended June 30, 2003.

Worldwide Workforce Reduction

      During the year ended June 30, 2003, the Company recorded a charge of approximately $1.8 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of the Company’s former Chief Executive Officer. Of the $1.8 million charge, approximately $812,000 was severance and fringe benefits associated with the resignation of the Company’s former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of June 30, 2004, the planned worldwide workforce reductions have been completed.

Excess Property and Equipment, Facilities and Other Charges

      The Company recorded a restructuring charge of $10.7 million relating to excess property and equipment during the year ended June 30, 2003. Property and equipment disposed of or removed from operations of $7.1 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of property and equipment to be disposed of has been included in prepaid expenses and other current assets on the Consolidated Balance Sheet. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.

      In addition, the Company incurred a charge of $1.6 million for leases, primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then-current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) as well as projected costs to terminate the lease will be paid over the respective lease terms ending in 2005. The consolidation of excess facilities includes the closure of certain manufacturing facilities located in San Jose, California and Zhuhai, China. The total number of sites closed under the restructuring plan is three. The Company also recorded a benefit to restructuring costs and other charges of $336,000 relating primarily to change of estimated amounts due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory.

Impairment of Goodwill and Purchased Intangible Assets

      Due to a decline in business conditions, the Company abandoned one of its technologies in the second quarter of fiscal 2003. As a result, the Company recorded a charge of $301,000 during the fiscal year ended June 30, 2003.

Restructuring Costs and Other Charges Incurred During the Years Ended June 30, 2002 and 2001

      For the years ended June 30, 2002 and 2001, $28.9 million and $18.2 million, respectively, of restructuring costs and other charges were recorded as operating expenses. In addition, a $10.4 million and $30.6 million excess and obsolete inventory charge was recorded to cost of sales for the fiscal years ended

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2002 and 2001, respectively. The following paragraphs provide detailed information relating to the restructuring costs and other charges and excess and obsolete inventory charge during the years ended June 30, 2002 and 2001.

Worldwide Workforce Reduction

      The worldwide workforce reductions in connection with our initial plans of restructuring started in the fourth quarter of fiscal 2001. During the fiscal years ended June 30, 2002 and 2001, the Company recorded a charge of approximately $2.9 million and $250,000, respectively, primarily related to severance and fringe benefits associated with the planned reduction of approximately 2,700 employees. Of the planned reduction of approximately 2,700 employees, approximately 2,400 were engaged in manufacturing activities and approximately 800 and 1,900 were from sites located in San Jose, California and China, respectively. The planned worldwide workforce reductions in connection with the Company’s initial plans were completed in the second quarter of fiscal 2003.

Excess Property and Equipment, Facilities and Other Charges

      The Company recorded a restructuring charge of $16.6 million relating to excess property and equipment during the fiscal year ended June 30, 2002. Property and equipment disposed of or removed from operations were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. While the remaining assets removed from operations as of June 30, 2004 are being actively marketed, the Company expects the period of disposal to be an additional twelve months for most of the assets. The property and equipment disposed of or removed from operations consisted primarily of production and engineering equipment, but also included leasehold improvements, computer equipment, office equipment and furniture and fixtures.

      In addition, during the fiscal years ended June 30, 2002 and 2001, the Company incurred a charge of $7.5 million and $3.9 million, respectively, for leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately two years to sublease the various properties that will be vacated, and then subleased at lower values than the Company is contractually obligated to pay. Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms ending in 2005. The consolidation of excess facilities includes the closure of certain manufacturing and research and development facilities located in San Jose, California and Beijing, Chengdu and Fuzhou, China. The total number of sites closed under the restructuring plan is six. The Company also recorded restructuring costs and other charges of $1.9 million and $1.6 million relating primarily to payments due to suppliers and vendors to terminate agreements for the purchase of capital equipment and inventory for the years ended June 30, 2002 and 2001, respectively.

Provision for Excess and Obsolete Inventory

      The Company recorded provisions for excess and obsolete inventory totaling $10.4 million and $30.6 million, which was charged to cost of sales during the fiscal years ended June 30, 2002 and June 30, 2001, respectively. These excess inventory charges were due to sudden and material declines in backlog and forecasted revenue. The Company evaluates the need to provide write downs for excess and obsolete inventory on an individual part analysis based on estimated future sales of its products compared to quantities on hand at each balance sheet date. This analysis is based on specific sales forecasts for each of our products. Information that the Company would consider in determining the forecast would include contractual obligations to deliver

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products, purchase orders with delivery dates or management’s knowledge of a specific order that would significantly alter the sales forecast.

Return of Property and Equipment

      As of June 30, 2001, the Company had $8.6 million of accounts payable associated with the purchase of certain capital equipment from a vendor. In connection with an evaluation of its manufacturing capacity needs, it was determined that this new capital equipment was excess based on current anticipated production levels. During the fiscal year ended June 30, 2002, the Company negotiated a settlement with the vendor whereby the vendor accepted the return of equipment over several quarters totaling $8.6 million for a settlement fee of $500,000. Accordingly, the change in accounts payable and property and equipment is reflected as a non-cash item in the Consolidated Statement of Cash Flows.

Impairment of Goodwill and Purchased Intangible Assets

      For the year ended June 30, 2001, a $12.4 million charge was recorded based upon an impairment analysis of the carrying amount of the goodwill and purchased intangible assets related to our acquisition of Telelight Communication, Inc., which we completed in April 2000.

Note 5 —	Acquisitions

      On November 3, 2003, the Company acquired substantially all assets of RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. In addition, the Company spent $1,135,000 in cash to settle liabilities assumed in connection with the acquisition of RedClover. The Company paid $150,000 upon the closing of the acquisition and the remaining $100,000 will be paid twelve months after the date of the RedClover acquisition, subject to satisfaction of any indemnification obligations owed by RedClover and its stockholders to the Company. The RedClover acquisition was accounted for under the purchase method of accounting.

      On February 4, 2004, the Company acquired Accumux Technologies, Inc. (“Accumux”), an early-stage private company that developed a standard-tunable dispersion compensation module (“DCM”) for dense wavelength division multiplexing (“DWDM”) fiber optic communication systems. Pursuant to the terms of the definitive merger agreement, a wholly owned subsidiary of the Company was merged with and into Accumux and Accumux became a wholly owned subsidiary of the Company. The purchase price was comprised of 600,000 shares of the Company’s common stock valued at $1,611,600 based on the average per share closing prices on February 2, 2004 through February 6, 2004 of $2.686 and transaction costs of approximately $50,000. In addition, the Company spent $81,000 in cash to settle liabilities assumed in connection with the acquisition of Accumux. The Accumux acquisition was accounted for under the purchase method of accounting.

      On March 23, 2004, the Company acquired substantially all assets of Gigabit Optics Corporation (“Gigabit”), an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing, $350,000 will be paid upon satisfaction of certain events and the remaining $300,000 is subject to an escrow to secure certain indemnification obligations owned by Gigabit to the Company. The Gigabit acquisition was accounted for under the purchase method of accounting.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the acquisitions is as follows (in thousands):

	RedClover	Accumux	Gigabit

Cash	$250	$—	$1,150
Value of securities issued	—	1,612	—
Transaction costs	70	50	37

Purchase price	320	1,662	1,187
Liabilities assumed	1,135	81	—

Total purchase price and assumed liabilities	$1,455	$1,743	$1,187

Assets acquired:
Cash and cash equivalents	$—	$1,054	$—
Inventories	11	—	53
Fixed assets	583	393	172
In-process research and development	861	251	453
Patent	—	45	—
Technology	—	—	509

Total	$1,455	$1,743	$1,187

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 6 —	Balance Sheet Components (In thousands)

	June 30,

	2004	2003

Accounts receivable
Accounts receivable	$7,986	$5,314
Less: Allowance for doubtful accounts	(441)	(598)

	$7,545	$4,716

Prepaid expenses and other assets
Prepaid expenses	$1,892	$1,294
Assets held for sale	922	1,061

	$2,814	$2,355

Inventories:
Raw materials	$9,751	$12,636
Work-in-process	4,282	5,224
Finished goods	4,592	4,018

	18,625	21,878
Less: Reserves for excess and obsolete inventory	(13,858)	(18,442)

	$4,767	$3,436

Property, plant and equipment:
Production and engineering equipment	$33,195	$31,788
Computer hardware and software	5,970	5,785
Building and leasehold improvements	11,064	12,685
Construction in progress	161	975

	50,390	51,233
Less: Accumulated depreciation and amortization	(23,964)	(16,828)

	$26,426	$34,405

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment include $1,056,000 and $6,299,000 of production and engineering equipment under capital leases at June 30, 2004 and 2003, respectively. Accumulated depreciation of assets under capital leases totaled $670,000 and $3,026,000 at June 30, 2004 and 2003, respectively.

	June 30,

	2004	2003

Accrued liabilities:
Payroll and related expenses	$684	$598
Accrued sales commission	971	958
Accrued warranty	700	700
Accrued restructuring costs	1,795	3,018
Remaining amounts payable for acquisitions	750	—
Other	3,190	2,133

	$8,090	$7,407

Note 7 —	Accrued Warranty

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

      Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Consolidated Balance Sheet as disclosed in Note 6, is as follows (in thousands):

Balance at June 30, 2002	$1,200
Accruals for warranties issued during the year	659
Accruals related to pre-existing warranties (including changes in estimates) during the year	(69)
Settlements made (in cash or in kind) during the year	(1,090)

Balance at June 30, 2003	$700

Accruals for warranties issued during the year	830
Accruals related to pre-existing warranties (including changes in estimates) during the year	(90)
Settlements made (in cash or in kind) during the year	(740)

Balance at June 30, 2004	$700

Note 8 —	Income Taxes

      Consolidated loss before income taxes includes non-U.S. loss of approximately $3,269,000, $1,782,000 and $2,130,000 for the years ended June 30, 2004, 2003 and 2002, respectively. No current or deferred provision has been provided in the years ended June 30, 2004, 2003 and 2002 due to the Company’s tax loss position.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,

	2004	2003

Deferred tax assets:
Accruals and reserves	$14,282	$18,327
Net operating loss carryforwards	37,403	41,354
Research and development credit carryforwards	4,676	2,920

Gross deferred tax assets	56,361	62,601
Valuation allowance	(56,361)	(62,601)

Net deferred tax assets	$—	$—

      Reconciliation of the statutory federal income tax to the Company’s effective tax:

	June 30,

	2004	2003	2002

Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	19	(2)	(7)
Research credit carryforward	1	(1)	(1)
Stock compensation	10	2	2
In-process research and development	1	—	—
Foreign rate differences	19	2	2
Increase in valuation allowance	(15)	33	38
Other	(1)	—	—

Provision for taxes	—%	—%	—%

      Based on the available objective evidence at June 30, 2004, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

      At June 30, 2004, the Company had approximately $101.7 million of federal and $48.4 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards pursuant to section 382 of the Internal Revenue Code.

      The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continues for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years. Zhuhai Oplink’s tax holiday expired on December 31, 2001. No other subsidiary has yet utilized the tax holidays.

Note 9 — Stockholder’s Equity

     Authorized Shares

      The Company’s certificate of incorporation, as amended, authorizes the Company to issue 400,000,000 shares of common stock.

      The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2004 and 2003. Preferred stock may be issued from

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the years ended June 30, 2003, 2002 and 2001, in connection with the granting of stock options to employees and members of the Board of Directors with exercise prices below fair value, the Company recorded additional deferred stock compensation aggregating $585,000, $281,000 and $28,009,000 respectively. These amounts are being amortized into expense over the vesting period of the related options, generally four years, using the method set out in FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This results in higher compensation expense in the earlier vesting periods of the related options. Non-cash compensation expense totaled $1,689,000, $1,873,000 and $4,714,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

      Information with respect to 1995, 1998 and 2000 stock option plan activity for the three years ended June 30, 2004 is set forth below:

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Options	Price

Balance, June 30, 2001	26,216,826	26,820,972	$3.4787
Options authorized during fiscal 2002	16,969,704
Options granted	(13,449,995)	13,449,995	1.1451
Options exercised		(5,318,528)	1.2880
Options canceled	7,595,590	(7,595,590)	4.7264

Balance, June 30, 2002	37,332,125	27,356,849	$2.4109

Options granted	(5,783,000)	5,783,000	0.6780
Options exercised		(5,658,644)	0.4691
Options canceled	7,020,590	(7,020,590)	3.3179

Balance, June 30, 2003	38,569,715	20,460,615	$2.1599

Options granted	(4,746,700)	4,746,700	2.1118
Options exercised		(3,779,094)	0.8535
Options canceled	1,633,891	(1,633,891)	3.4471

Balance, June 30, 2004	35,456,906	19,794,330	$2.2665

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2004, the options outstanding and exercisable under the 1995, 1998 and 2000 Plans are presented below:

				Options Vested and
				Exercisable at June 30,
	Options Outstanding at June 30, 2004			2004

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Outstanding	Price

$0.0000 - $2.4500	13,112,784	8.0	$1.1367	5,796,675	$0.9582
$2.4501 - $4.9000	3,558,073	7.7	2.6618	2,060,925	2.7589
$4.9001 - $7.3500	2,706,473	6.1	5.3686	2,690,657	5.3648
$7.3501 - $9.8000	92,000	6.3	8.9633	86,141	8.9647
$9.8001 - $12.250	—	—	—	—	—
$12.2501 - $14.700	2,000	6.6	12.5625	1,666	12.5625
$14.7001 - $17.150	255,500	6.3	15.0000	235,422	15.0000
$17.1501 - $19.600	40,000	6.5	18.1875	35,000	18.1875
$19.6001 - $22.050	27,500	6.6	19.9375	22,811	19.9375

	19,794,330	7.6	$2.2665	10,929,297	$2.8447

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

      In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the former executive officer. The note is secured by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this former executive officer. The note is recorded as a component of stockholders’ equity. As of June 30, 2004, the outstanding balance of note receivable from this former executive officer including accrued interest was $37,627.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Repurchase of Common Stock

      On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of June 30, 2004 repurchases of $35.2 million have been made under the repurchase program.

     2000 Employee Stock Purchase Plan

      In July 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which authorizes the issuance of 4,000,000 shares of its common stock pursuant to purchase rights granted to employees or to employees of any of its affiliates. The number of shares reserved for issuance under the Purchase Plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 20,000,000 shares may be issued during the term of the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of June 30, 2004, 2,382,375 shares had been issued under the Purchase Plan at an average price of $1.15 per share.

Note 10 — Related Party Transactions

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

     Loan to Officer

      In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. The note is recorded as a component of other assets. As of June 30, 2004, the outstanding balance, including accrued interest was $252,540.

     Sales to Investors

      Beginning from July 1, 1998, the Company sold products to a customer who was also one of the shareholders of the Company’s Series D preferred stock, which converted to common stock simultaneously with the close of the Company’s initial public offering. Total revenues from sales to this customer were $226,000, $326,000 and $1,453,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

      The Company sold products to Cisco Systems, Inc. who, in August 2000, provided the Company $50,000,000 cash in exchange for a note payable. Upon the closing of the Company’s initial public offering, the note payable was converted into 3,298,773 shares of common stock. Total revenues from sales to Cisco Systems, Inc. were $30,000, $87,000 and $2,452,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Purchases From Vendors

      The Company purchased $91,700 and $228,800 of software and related support in the years ended June 30, 2003 and 2002, respectively, from a vendor whose board of directors shares with the Company’s Board of Directors three common board members.

      The Company received $7,500 and $14,600 of legal services in fiscal 2003 and 2002, respectively, from a firm whose partner is a director of the Company. The director ceased to be a partner of the firm in January 2003.

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

Note 11 —	Commitments and Contingencies

Line of Credit

      In July 2003, the Company entered into a line of credit agreement, which provides for borrowings of up to $2,420,000 for working capital purpose. The line of credit expired in January 2004.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

      The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2005	$2,328
2006	135
Thereafter	—

$2,463

      Rent expense for all operating leases was approximately $622,000, $1,165,000 and $2,758,000 in fiscal 2004, 2003 and 2002, respectively.

Capital Leases

      During fiscal 2002, the Company entered into six capital leases for equipment in the amount of $1,252,000 with interest accruing at the rate of 8.30% per annum.

      Future minimum lease payments for all capital leases are as follows (in thousands):

Year Ending June 30,
2005	$84
Less: Amount representing interest	(3)

Present value of capital lease obligations	81
Current portion of capital lease obligations	81

Capital lease obligations, non current	$—

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Section 11 claims against the Company and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company. The Section 10(b) claim was dismissed without leave to amend.

      In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the Underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the Underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to reimbursement of the Company’s insurer up to the amount remaining under the deductible of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The Underwriters have opposed both the certification of the class and the judicial approval of the settlement. Pending a definitive settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously.

      On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is currently in discovery with a trial date set for April 8, 2005. In August 2004, the Company settled the lawsuit with respect to the claims against the Company and OZ agreed to dismiss the case against the Company with prejudice.

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

Note 12 — Segment Reporting

      The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The geographic breakdown of sales by customer destination is as follows (in thousands):

	Years Ended June 30,

	2004	2003	2002

Sales:
United States	$3,534	$9,751	$19,676
Europe	6,063	4,308	10,881
Asia	8,998	7,244	6,378
Canada	15,733	1,440	1,004

Totals	$34,328	$22,743	$37,939

      The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,

	2004	2003

Property, plant and equipment, net:
United States	$4,500	$3,976
People’s Republic of China	21,926	30,429

Totals	$26,426	$34,405

Note 13 —	401(K) Plan

      In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2004.

Note 14 — Subsequent Event

      In April 2004, the Company made a $200,000 deposit to acquire a building in Fremont, California that is expected to house the Company’s U.S. operation. In July 2004, the Company paid $4,565,000 in cash to complete the purchase of this building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

     Oplink Communications, Inc.

      Our audits of the consolidated financial statements referred to in our report dated August 26, 2004, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California

August 26, 2004

SCHEDULE II

OPLINK COMMUNICATIONS, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2004, 2003 and 2002

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions(1)	End of Year

	(In thousands)
Allowance for doubtful accounts
Year Ended June 30, 2004	$598	$22	$179	$441
Year Ended June 30, 2003	$704	$62	$168	$598
Year Ended June 30, 2002	$876	$(69)	$103	$704
Inventory reserve
Year Ended June 30, 2004	$18,442	$303	$4,887	$13,858
Year Ended June 30, 2003	$35,601	$—	$17,159	$18,442
Year Ended June 30, 2002	$27,134	$10,407	$1,940	$35,601
Accrued restructuring costs
Year Ended June 30, 2004	$4,490	$452	$3,043	$1,899
Year Ended June 30, 2003	$9,679	$12,167	$17,356	$4,490
Year Ended June 30, 2002	$4,544	$28,105	$22,970	$9,679

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3.2(1)	Bylaws of Oplink.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
4.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10.3(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.
10.4(1)	Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.
10.5(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.
10.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10.8(1)(5)	Oplink’s 1995 Stock Plan.
10.9(1)(5)	Oplink’s 1998 Stock Plan.
10.10(1)(5)	Oplink Form of Indemnity Agreement.
10.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10.23(4)(5)	Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Yanfeng Yang.
10.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10.29	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
21.1	Subsidiaries of Oplink.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(†) Confidential treatment granted with respect to portions of these exhibits.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 11, 2004 and incorporated herein by reference.

   * The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.