Form 10-Q
period 2004-09-30
OPLINK COMMUNICATIONS INC
filed 2004-11-12
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

   The number of shares of the Registrant’s common stock outstanding as of October 31, 2004 was 148,117,271.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	June 30,
	2004	2004
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$99,758	$110,390
Short-term investments	45,924	24,849
Accounts receivable, net	8,153	7,545
Inventories	5,381	4,767
Prepaid expenses and other current assets	2,501	2,814

Total current assets	161,717	150,365
Long-term investments	39,848	55,204
Property, plant and equipment, net	29,385	26,426
Intangible assets	461	507
Other assets	278	401

Total assets	$231,689	$232,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,682	$4,926
Accrued liabilities	8,053	8,090
Current portion of capital lease obligations	—	81

Total current liabilities	12,735	13,097
Accrued restructuring costs, non current	21	104

Total liabilities	12,756	13,201

Contingencies (Note 14)
Stockholders’ equity:
Common stock	148	147
Additional paid-in capital	444,231	444,125
Notes receivable from stockholders	(26)	(38)
Deferred stock compensation	(102)	(158)
Accumulated other comprehensive income (loss)	(4)	66
Accumulated deficit	(225,314)	(224,440)

Total stockholders’ equity	218,933	219,702

Total liabilities and stockholders’ equity	$231,689	$232,903

(1) The Condensed Consolidated Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$8,908	$7,308
Cost of revenues:
Cost of revenues	5,953	5,090
Non-cash compensation expense	27	76

Total cost of revenues	5,980	5,166

Gross profit	2,928	2,142

Operating expenses:
Research and development:
Research and development	1,905	1,370
Non-cash compensation expense	2	350

Total research and development	1,907	1,720

Sales and marketing:
Sales and marketing	833	793
Non-cash compensation expense (recovery)	5	(14)

Total sales and marketing	838	779

General and administrative:
General and administrative	1,751	2,291
Non-cash compensation expense	45	365

Total general and administrative	1,796	2,656

Amortization of intangible and other assets	46	10

Total operating expenses	4,587	5,165

Loss from operations	(1,659)	(3,023)
Interest and other income, net	801	550
(Loss) gain on sale of assets	(16)	215

Net loss	$(874)	$(2,258)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	147,512	142,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(874)	$(2,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,934	2,114
Amortization of intangible and other assets	46	15
Amortization of deferred stock compensation	79	777
Amortization of premium (discount) on investments	326	37
Loss (gain) on sale or disposal of assets	16	(215)
Other	(27)	—
Change in assets and liabilities:
Accounts receivable	(608)	(1,266)
Inventories	(614)	(218)
Prepaid expenses and other current assets	254	254
Other assets	123	—
Accounts payable	(244)	1,017
Accrued liabilities and accrued restructuring costs	(120)	252

Net cash provided by operating activities	291	509

Cash flows from investing activities:
Purchases of investments	(18,588)	(49,726)
Maturities of investments	12,500	51,500
Proceeds from sales of property and equipment	116	418
Purchases of property and equipment	(4,966)	(51)

Net cash (used in) provided by investing activities	(10,938)	2,141

Cash flows from financing activities:
Proceeds from issuance of common stock	84	851
Repayment of notes receivable from stockholders	12	—
Repayment of capital lease obligations	(81)	(695)

Net cash provided by financing activities	15	156

Net (decrease) increase in cash and cash equivalents	(10,632)	2,806
Cash and cash equivalents, beginning of period	110,390	121,498

Cash and cash equivalents, end of period	$99,758	$124,304

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$3	$20

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

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 3, 2004 and September 28, 2003 represent the Sunday closest to the period ended September 30, 2004 and September 30, 2003, respectively. The first quarter of fiscal 2005 is a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 will consist of 53 weeks, one week more than a typical year.

     The Company’s consolidated financial statements for all periods presented account for the Shanghai operation as part of continuing operations rather than as a discontinued operation. In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of its Shanghai operation and after considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, the Company has decided not to dispose of this facility and has returned it to continuing operations. Amounts in the financial statements and related notes for all periods presented are reclassified to reflect the Shanghai operation as part of continuing operations in accordance with SFAS No. 144.

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2004, the results of its operations for the three-month periods ended September 30, 2004 and 2003 and its cash flows for the three-month periods ended September 30, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

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

	Three Months Ended
	September 30,
	2004	2003
Numerator:
Net loss	$(874)	$(2,258)

Denominator:
Weighted average shares outstanding	147,512	142,589

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Antidilutive stock options not included in net loss per share calculation	18,775	18,874

4. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive loss for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net loss	$(874)	$(2,258)
Unrealized loss on investments	(43)	(17)
Change in cumulative translation adjustments	(27)	53

Total comprehensive loss	$(944)	$(2,222)

5. Short-Term and Long-Term Investments. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. To date, the Company has not experienced any significant losses on its investments.

     Short-term and long-term investments consist of the following (in thousands):

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Short-term investments
Commercial paper	$3,494	$—	$(2)	$3,492
Corporate bonds	17,325	—	(109)	17,216
United States government agencies	5,000	—	(19)	4,981

Total available-for-sale securities	25,819	—	(130)	25,689

Held-to-maturity securities
Short-term investments
Corporate bonds	10,235	—	(20)	10,215
United States government agencies	10,000	—	(25)	9,975

Total short-term investments	20,235	—	(45)	20,190
Long-term investments - due between
one year and three years
Corporate bonds	5,831	—	(34)	5,797
United States Government agencies	34,017	15	(84)	33,948

Total long-term investments	39,848	15	(118)	39,745

Total held-to-maturity securities	$60,083	$15	$(163)	$59,935

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Short-term investments
Commercial paper	$7,499	$—	$(2)	$7,497
Corporate bonds	12,457	—	(82)	12,375
United States government agencies	5,000	—	(23)	4,977

Total short-term investments	24,956	—	(107)	24,849

Held-to-maturity securities
Long-term investments - due between one year and three years
Corporate bonds	16,182	—	(197)	15,985
United States Government agencies	39,022	—	(322)	38,700

Total long-term investments	$55,204	$—	$(519)	$54,685

     One security which was categorized as held-to-maturity was called by the issuer in September 2004. No gain or loss was recognized as the security was called at the purchase price.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	June 30,
	2004	2004
Inventories:
Raw materials	$10,290	$9,751
Work-in-process	4,003	4,282
Finished goods	3,036	4,592

Sub-total	17,329	18,625
Less: Reserves for excess and obsolete inventory	(11,948)	(13,858)

Total	$5,381	$4,767

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	September 30,	June 30,
	2004	2004
Property, plant and equipment:
Production and engineering equipment	$33,812	$33,356
Computer equipment and software	5,976	5,970
Building and leasehold improvements	15,832	11,064

Sub-total	55,620	50,390
Less: Accumulated depreciation and amortization	(26,235)	(23,964)

Total	$29,385	$26,426

     In July 2004, the Company completed the purchase of a building in Fremont, California for a total cost of $4.8 million in cash. It is currently intended that the site will be the future location of the Company’s U.S. headquarters. The facility consists of approximately 52,000 square feet.

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2004	2004
Accrued liabilities:
Payroll and related expenses	$718	$684
Accrued sales commission	943	971
Accrued warranty	700	700
Accrued restructuring costs	1,343	1,795
Remaining amounts payable for acquisitions	750	750
Other	3,599	3,190

Total	$8,053	$8,090

9. Product Warranties. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on its historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Balance at the beginning of the period	$700	$700
Accruals for warranties issued during the period	173	211
Accruals related to pre-existing warranties (including changes in estimates)	(80)	(143)
Settlements made (in cash or in kind) during the period	(93)	(68)

Balance at the end of the period	$700	$700

10. Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2004 and the three months ended September 30, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Balance at June 30, 2003	$176	$—	$4,314	$—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(535)	—	(535)

Balance at September 30, 2004	$—	$—	$1,364	$—	$1,364
Less: accrued restructuring costs, current					1,343

Accrued restructuring costs, non current					$21

11. Stock-Based Compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123 establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plans as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

     The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
Net loss as reported	$(874)	$(2,258)
Stock-based employee compensation expense included in reported net loss	79	777
Pro forma stock compensation expense computed under the fair value method for all awards	(1,003)	(1,541)

Pro forma net loss	$(1,798)	$(3,022)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.02)

Pro forma basic and diluted net loss per share	$(0.01)	$(0.02)

     The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended
	September 30,
	2004	2003
Risk-free interest rate	3.47%	3.54%
Expected life of option	4 years	4 years
Expected dividends	0%	0%
Volatility	63%	70%

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of September 30, 2004, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.

13. Recent Accounting Pronouncements. On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that the Company currently uses in the footnotes to its condensed consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after June 15, 2005.

     Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s operating results as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company’s employee stock purchase plan rather than disclose the impact on its consolidated net loss within its footnotes, as is the Company’s current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes reflected in the Company’s financial statements upon issuance of the final standard.

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

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company’s adoption of this consensus on the recognition and measurement guidance did not have a material impact on its financial position, results of operations or cash flows.

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

     On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion to dismiss the IPO Lawsuits filed by all of the Issuers (among others). On October 9, 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company. The Section 10(b) claim was dismissed without leave to amend.

     In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandumof understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to reimbursement of the Company’s insurer up to the amount remaining under the deductible of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement. Pending a definitive settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously.

     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs seek actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is currently in discovery with a trial date set for April 8, 2005. In August 2004, the Company settled the lawsuit with respect to the claims against the Company and OZ agreed to dismiss the case against the Company with prejudice. To the Company’s knowledge OZ is continuing to pursue its lawsuit against all the defendants other than the Company, and the Company may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with the Company. In the event that the Company incurs such an obligation, the Company believes it has obtained sufficient director and officer liability insurance to cover this contingency.

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

15. Subsequent Events. On October 28, 2004, the Company and Cayman Oplink Communications, Inc., a newly formed, wholly owned Cayman Islands subsidiary of the Company (“Buyer”), entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, Buyer will pay $30 million for all of the shares of EZconn and certain assets related to the business of EZconn, of which $9 million will be paid in cash and $21 million will be paid in shares of common stock of the Company to be issued pursuant to a subscription agreement entered into by the Company and eight of the shareholders of EZconn. Buyer will also assume approximately $12 million in net debt of EZconn, which will be repaid at or promptly following the closing of the acquisition. The closing of the acquisition is subject to the Company’s satisfactory completion of its due diligence investigation of EZconn, approval by the Investment Commission of the Ministry of Economic Affairs of the Republic of China and certain other customary closing conditions. The acquisition is expected to close in January 2005.

     Pursuant to the subscription agreement between the Company and eight of the shareholders of EZconn, the Company will issue $21 million in shares of its common stock to such persons upon the closing of the acquisition of EZconn contemplated by the stock purchase agreement. The shares of common stock will be issued at a price per share based on the 20-day average closing price of the Company’s common stock for the period ending one day prior to the closing of the acquisition of EZconn, provided that (i) if the 20-day average closing price exceeds $1.83, the price per share shall be $1.83, and (ii) if the 20-day average closing price is less than $1.66, the price per share shall be $1.66. The shares of common stock will not be issued unless the acquisition of EZconn contemplated by the stock purchase agreement is consummated and will not be registered under the Securities Act of 1933, as amended, or any state securities laws. The Company has agreed to grant certain registration rights to the eight purchasers.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 10, 2004.

     In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of our Shanghai operation and after considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Operating results of the Shanghai operation have been reclassified from discontinued to continuing operations for all periods presented.

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

     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication economic space. This would include known contracts being placed by end users with our current or potential new customers. Over the past several quarters, we have noticed a general increase in spending activity in the telecommunications space as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for our revenue growth. However, the fact that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers we would need to be selected as a potential vendor and subsequently would need to demonstrate we can meet all of the order requirements of our customer. To the extent we receive new orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

REVENUES. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 160 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into two major groups: (i) our bandwidth creation products, which include wavelength expansion and optical amplification products; and (ii) our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

ACQUISITION. On October 28, 2004, we and our newly formed, wholly owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation, a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, our Cayman Island subsidiary will pay $30 million for all of the shares of EZconn and certain assets related to the business of EZconn, of which $9 million will be paid in cash and $21 million will be paid in shares of our common stock to be issued pursuant to a subscription agreement entered into by us and eight of the shareholders of EZconn. Our Cayman Islands subsidiary will also assume approximately $12 million in net debt of EZconn, which will be repaid at or promptly following the closing of the acquisition. The closing of the acquisition is subject to the satisfactory completion of our due diligence investigation of EZconn, approval by the Investment Commission of the Ministry of Economic Affairs of the Republic of China and certain other customary closing conditions. The acquisition is expected to close in January 2005.

     Pursuant to the subscription agreement entered into by us and eight of the shareholders of EZconn, we will issue $21 million in shares of our common stock to such persons upon the closing of the acquisition of EZconn contemplated by the stock purchase agreement. The shares of common stock will be issued at a price per share based on the 20-day average closing price of our common stock for the period ending one day prior to the closing of the acquisition of EZconn, provided that (i) if the 20-day average closing price exceeds $1.83, the price per share shall be $1.83, and (ii) if the 20-day average closing price is less than $1.66, the price per share shall be $1.66. The shares of common stock will not be issued unless the acquisition of EZconn contemplated by the stock purchase agreement is consummated and will not be registered under the Securities Act of 1933, as amended, or any state securities laws. We have agreed to grant certain registration rights to the eight purchasers.

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

-	revenue recognition and product returns;

-	warranty obligations;

-	risk evaluation;

-	allowance for doubtful accounts;

-	excess and obsolete inventory;

-	long-lived asset valuation; and

-	business combination.

     Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Results of Operations

     Revenues:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Revenues	$8,908	$7,308	$1,600	21.9%

     The increase in revenue for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to increased unit shipments of our wavelength expansion products and optical switching and routing products to existing and new customers. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue associated with increased unit shipments was partially offset by decreases in the average selling prices of our products during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2005. We also expect our revenue in the second quarter of fiscal 2005 to be approximately $9.0 million.

     Gross Profit:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Gross Profit	$2,928	$2,142	$786	36.7%
Gross Profit margin	32.9%	29.3%

     The increase in gross profit for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to greater revenue. The increase in gross profit was partially offset by higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations. In addition, our gross profit for the three months ended September 30, 2004 was positively impacted by the unexpected sale of inventory of $54,000 that had been previously fully reserved, partially offset by $27,000 of non-cash compensation expense. Our gross profit for the three months ended September 30, 2003 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $515,000, partially offset by $76,000 of non-cash compensation expense. Unexpected sales of fully reserved inventory decreased over the past several quarters. However, we have no visibility to the amount of such sales in the future, if any.

     Our gross profit margin increased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to greater revenue resulting in lower manufacturing costs relative to our production volume. The increase in gross profit margin was partially offset by a smaller benefit from the unexpected sales of fully reserved inventory and higher depreciation expense.

     We expect our gross profit margin in the second quarter of fiscal 2005 to be approximately the same as the first quarter of fiscal 2005.

     Research and Development:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Research and development	$1,907	$1,720	$187	10.9%

     The increase in research and development expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to higher personnel costs as a result of the acquisition of RedClover, Accumux and Gigabit, partially offset by a decrease in non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expense to be approximately the same in the second quarter of fiscal 2005 compared to the first quarter of fiscal 2005.

     Sales and Marketing:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Sales and marketing	$838	$779	$59	7.6%

     The increase in sales and marketing expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to higher personnel-related costs. We expect our quarterly sales and marketing expenses to remain relatively flat in the second quarter of fiscal 2005 compared to the first quarter of fiscal 2005.

     General and Administrative:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
General and administrative	$1,796	$2,656	$(860)	(32.4)%

     The decrease in general and administrative expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to $890,000 of expenses associated with the exploration of strategic business opportunities in the three months ended September 30, 2003 and lower non-cash compensation expense, partially offset by increased legal costs resulting from the settlement of the lawsuit with OZ Optics Limited, Inc., additional professional services fees related to Sarbanes-Oxley compliance and higher personnel-related costs. We expect our general and administrative expenses to remain relatively flat in the second quarter of fiscal 2005 compared to our expenses in the first quarter of fiscal 2005.

     Non-Cash Compensation Expense:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Non-cash compensation expense	$79	$777	$(698)	(89.8)%

     From July 1, 1998 through September 30, 2004, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The decrease in non-cash compensation expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, which results in higher compensation expense in the earlier vesting periods of the related options.

     Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2004 and the three months ended September 30, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Balance at June 30, 2003	$176	$—	$4,314	$—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(535)	—	(535)

Balance at September 30, 2004	$—	$—	$1,364	$—	$1,364
Less: accrued restructuring costs, current					1,343

Accrued restructuring costs, non current					$21

     Interest and Other Income, Net:

(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2004	2003
Interest and other income, net	$801	$550	$251	45.6%

     The increase in interest income for the three month ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to higher yields on our investments. The average rate of return for the three months ended September 30, 2004 was 1.9% as compared to the average rate of return of 1.2% for the three months ended September 30, 2003.

     Gain (Loss) on Sale of Assets. We recorded a loss of $16,000 and a gain of $215,000 for the three months ended September 30, 2004 and 2003, respectively, from the sale of fixed assets and intangible assets less than or greater than the carrying amount of these assets.

     Provision for Income Taxes. We have recorded a gross deferred tax asset of $56.4 million as of September 30, 2004, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $24.8 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2004. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. As of September 30, 2004, we had cash, cash equivalents and short-term and long-term investments of $185.5 million and working capital of $149.0 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal 2005 will be lower than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal year 2005 due to our acquisition of EZconn Corporation.

     Three Months Ended September 30, 2004

     Our operating activities provided cash of $291,000 in the first quarter of fiscal 2005 as a result of our net loss for the first quarter of fiscal 2005 of $874,000 adjusted by $2.4 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation as well as a net changes in assets and liabilities of $1.2 million.

     In the three months ended September 30, 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable and inventories. Accounts receivable used $608,000 of cash primarily due to one of our large customers’ scheduled payment date falling immediately after our fiscal quarter end. As a result, days sales outstanding in accounts receivable ended first quarter of fiscal 2005 at 84 days, as compared to 71 days at the end of the fourth quarter of fiscal 2004.

     Inventories used $614,000 of cash during the first quarter of fiscal 2005 primarily due to purchases of inventory to address longer lead time for materials.

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

     Additionally, in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

     Our investing activities used cash of $10.9 million in the first quarter of fiscal 2005. The net cash used in investing activities in the three months ended September 30, 2004 was primarily due to purchases of short-term and long-term investments of $18.6 million partially offset by maturities of short-term and long-term investments of $12.5 million resulting in use of cash of $6.1 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in the first quarter of fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $4.8 million to purchase a building in Fremont, California in the first quarter of fiscal 2005 to house our US operations. During the remaining nine months of fiscal 2005, we expect to use approximately $1.4 million for capital expenditures worldwide, excluding property and equipment acquired through acquisitions.

     On October 28, 2004, we and our newly formed, wholly owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation, a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, our Cayman Island subsidiary will pay $30 million for all of the shares of EZconn and certain assets related to the business of EZconn, of which $9 million will be paid in cash and $21 million will be paid in shares of our common stock to be issued pursuant to a subscription agreement entered into by us and eight of the shareholders of EZconn. Our Cayman Islands subsidiary will also assume approximately $12 million in net debt of EZconn, which will be repaid at or promptly following the closing of the acquisition. The closing of the acquisition is subject to the satisfactory completion of our due diligence investigation of EZconn, approval by the Investment Commission of the Ministry of Economic Affairs of the Republic of China and certain other customary closing conditions. The acquisition is expected to close in January 2005.

     Our financing activities provided cash of $15,000 in the first quarter of fiscal 2005 primarily due to proceeds from issuance of common stock of $84,000 in connection with the exercise of stock options and partial repayment of a note receivable from a stockholder of $12,000, partially offset by repayment of capital lease obligations of $81,000. Pursuant to the subscription agreement entered into by us and eight of the shareholders of EZconn, we will issue $21 million in shares of our common stock to such persons upon the closing of the acquisition of EZconn contemplated by the stock purchase agreement. The shares of common stock will be issued at a price per share based on the 20-day average closing price of our common stock for the period ending one day prior to the closing of the acquisition of EZconn, provided that (i) if the 20-day average closing price exceeds $1.83, the price per share shall be $1.83, and (ii) if the 20-day average closing price is less than $1.66, the price per share shall be $1.66. The shares of common stock will not be issued unless the acquisition of EZconn contemplated by the stock purchase agreement is consummated and will not be registered under the Securities Act of 1933, as amended, or any state securities laws. We have agreed to grant certain registration rights to the eight purchasers.

     Three Months Ended September 30, 2003

     Our operating activities provided cash of $509,000 in the first quarter of fiscal 2004 as a result of our net loss for the quarter of $2.3 million adjusted by $2.7 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation offset by a net change in assets and liabilities of $39,000.

     In the first quarter of fiscal 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable and accounts payable. Accounts receivable used $1.3 million of cash primarily due to increased shipments during the first quarter of fiscal 2004. Days sales outstanding in accounts receivable ended the first quarter of fiscal 2004 at 75 days, as compared to 72 days at the end of the fourth quarter of fiscal 2003.

     Accounts payable provided cash of $1.0 million due to a lower accounts payable balance at the end of the fourth quarter of fiscal year 2003 compared to the end of first quarter of fiscal 2004 primarily due to higher inventory purchases as a result of increased demand for our products by our customers.

     Our investing activities provided cash of $2.1 million in first quarter of fiscal 2004. The net cash provided by investing activities in the first quarter of fiscal 2004 was primarily due to maturities of short-term investments of $51.5 million and proceeds from sales of property and equipment of $418,000, partially offset by purchases of short-term investments of $49.7 million.

     Our financing activities provided cash of $156,000 in the first quarter of fiscal 2004 primarily due to proceeds from the issuance of common stock of $851,000 in connection with the exercise of stock options partially offset by repayment of capital lease obligations of $695,000.

Contractual Obligations

     Our contractual obligations as of September 30, 2004 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$1,537	$1,511	$26	$—	$—
Purchase obligations	3,585	3,585	—	—	—

Total	$5,122	$5,096	$26	$—	$—

     On October 28, 2004, we entered into an agreement to acquire privately held EZconn, or EZconn. Under the terms of the proposed acquisition agreement, we will pay $30 million for all of the shares of EZconn and certain assets related to the business of EZconn, of which $9 million will be paid in cash and $21 million will be paid in shares of Oplink’s common stock. We will also assume approximately $12 million in net debt of EZconn, which will be paid at or promptly following the closing. The acquisition is expected to close in January 2005.

Recent Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, the proposed statement encourages the use of the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use in the footnotes to our condensed consolidated financial statements. The recommended effective date of the proposed standard for public companies is currently for fiscal years beginning after June 15, 2005.

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

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of this consensus on the recognition and measurement guidance did not have a material impact on our financial position, results of operations, or cash flows.

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

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $874,000, $6.4 million, $36.8 million and $68.4 million for the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of September 30, 2004, we had an accumulated deficit of $225.3 million. We will need to generate significantly greater revenues while containing costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 68%, 69%, 56% and 49% of our revenues in the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Nortel Networks Corporation (“Nortel”), Hua Wei Technologies Co. Ltd. and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the three months ended September 30, 2004. For the three months ended September 30, 2004, a substantial portion of our shipments to Marubun, our third-party sales representative, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the three months ended September 30, 2004. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. (“Tellabs”). Through Sanmina and through direct sales, Tellabs accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun were to fulfill purchase orders placed by Fujitsu through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues. For instance, Tellabs accounted for greater than 10% of our revenue for the quarter ended June 30, 2004, March 31, 2004 and December 31,

2003 and the fiscal year ended June 30, 2004, respectively. However, it did not account for greater 10% of our revenue for the quarter ended September 30, 2004.

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

Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter and, therefore, may vary from investors’ expectations, which could cause our stock price to drop.

     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	changes in customer, geographic or product mix and the average selling prices of the products we sell;

-	cancellations of orders and shipment rescheduling;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

-	the availability of raw materials used in our products and increases in the price of these raw materials;

-	our ability to successfully improve our manufacturing capability and achieve acceptable production yields in our facilities in China;

-	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

-	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects; and

-	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

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

The pending acquisition of EZconn may not be consummated or may be difficult to integrate, which would disrupt our business and could harm our operating results.

     On October 28, 2004, we entered into a Stock Purchase Agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. The transaction is expected to close by January 2005. However, the consummation of the transaction is subject to regulatory approvals, the satisfactory completion of our due diligence investigation of EZconn, and other customary closing conditions. Therefore, we cannot assure you that the transaction will be consummated.

     Even if the transaction with EZconn is consummated, our management and financial controls, personnel, computer systems and other corporate support systems may not be adequate to manage the increase in the size and scope of our operations as a result of the completed acquisition. In addition, we may not be able to generate revenue from the EZconn operations consistent with historical results. We may not be able to realize positive earnings that we expect will result from the addition of the EZconn operations to our business. Additionally we may need to expend additional cash for working capital and capital expenditures. Moreover, we expect the transaction to result in intangible assets with definite useful lives to be amortized over several years and may also incur a one-time charge associated with the write-off of in-process research and development in the quarter in which the transaction closes.

There are risks associated with doing business in Taiwan.

     If we successfully complete our proposed acquisition of EZconn, we will have substantial manufacturing operations in Taiwan. There are several risks associated with doing business in Taiwan, including:

-	risks related to Taiwan’s tense political and economic relationship with China;

-	fluctuations in the exchange rate between New Taiwan Dollars and U.S. Dollars;

-	the risk of an outbreaks of Severe Acute Respiratory Syndrome (or SARS) or other disease;

-	the risk of earthquakes, typhoons and other natural disasters;

-	risks related to potential changes in Taiwanese laws or regulatory requirements, such as foreign exchange control regulations, import and export regulations, quotas, tariffs or other trade policies; and

-	other risks normally associated with undertaking business operations in foreign countries.

     Any or a combination of these risks could adversely impact our operating results.

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

     Additional risks associated with managing our manufacturing processes and capability in China include:

-	a potential lack of availability of qualified management and manufacturing personnel;

-	our ability to maintain quality;

-	our ability to procure the necessary raw materials and equipment on a timely basis; and

-	our ability to quickly and effectively implement an adequate set of financial controls to track and control levels of inventory.

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

     We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

-	may stop purchasing our products or defer their purchases at any time without penalty;

-	are free to purchase products from our competitors;

-	are not required to make minimum purchases; and

-	may cancel orders that they place with us.

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

     In addition, a portion of our net revenues in the fiscal year ended June 30, 2004 has been derived from trial orders. If our products fail to meet our customers’ specifications, we may not be able to convert the trial orders to production orders and therefore our revenues and operating results may vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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

     New technologies are emerging due to increased competition and customer demand. The introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, or AWG, and planar lightwave circuit, or PLC. Additionally, a new technology being developed in the design of equalization and switching is microelectro-mechanical systems, or MEMs, that compete with bulk micro-optics that we incorporate into our product. If our competitors adopt new technologies before we do, we could lose market share and our business would suffer.

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

     Because we experience long lead times for raw materials and are often required to purchase significant amounts of raw materials far in advance of product shipments, we are required to estimate our needs, which estimates may not be accurate and may result in suboptimal inventory levels or inventory mix, which could harm our operating results. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. On the other hand, if we purchase raw materials in anticipation of orders that do not materialize, we will have to carry or write off excess inventory and our gross margins will decline. For example, for the fiscal years ended June 30, 2002 and 2001, our gross margin was negatively impacted by a provision of $10.4 million and $30.6 million, respectively, for excess and obsolete inventory due to the downturn in the fiber optics industry. Conversely, our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $54,000, $1.0 million and $1.6 million in the three months ended September 30, 2004 and fiscal 2004 and 2003, respectively. Though unexpected utilization of fully reserved inventory decreased over the past several quarters, we have no visibility to the amount of such sales in the future, if any. Any difficulty managing our inventory levels, including failure to effectively and properly utilize the automated management systems in China, may cause us to poorly utilize our manufacturing capacity and further harm our operating efficiency.

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

     Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. In April 2004, Chinese leaders noted concerns regarding China’s recent economic growth and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. On October 28, 2004, the People’s Bank of China, China’s central bank, announced that it will raise both lending and deposit interest rates 0.27 percentage effective October 29, 2004. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002. These products include, among others, dense wavelength division multiplexers, or DWDMs. These products accounted for 60%, 65%, 67% and 66% of our revenues in the three months ended September 30, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of September 30, 2004, we hold 62 issued patents, have 8 allowed applications awaiting issuance and 48 pending patent applications in the United States. In addition, we have 7 issued patents and 29 pending patent applications in the People’s Republic of China, 21 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

     We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiff’s guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In June 2004, Oplink executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the Court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both the certification of the class and the judicial approval of the settlement. Pending a definitive settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.

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

     Some of our operations are located in San Jose, California area, which is in the vicinity of an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. A large earthquake in the San Jose area could disrupt our operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

     We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) by June 30, 2005. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our effort to comply with Section 404. As a result of this uncertainty, although we currently anticipate that we will timely complete all such actions, we cannot at this time be certain that all such actions will timely be completed. Possible consequences of failure include sanction or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2005. If we fail to comply in a timely manner and any of these consequences were to result, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments will (i) require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

     Our current executive officers, directors and their affiliates own, in the aggregate, as of September 30, 2004, approximately 16.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders, or entrenching current management.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering to September 30, 2004. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

     Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate bonds. As of September 30, 2004, all of our short-term investments were in high quality commercial paper, corporate bonds and government debt securities with maturities of less than twelve months from September 30, 2004. As of September 30, 2004, our long-term investments primarily consist of corporate bonds and government debt securities with maturities of less than three years from September 30, 2004. We invested our excess cash in long-term investments to take advantage of higher yields generated by these investments. We intend to hold these long-term investments to maturity and we believe we have the ability to hold them to maturity. However, liquidating our long-term investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2004	2004	2004	2004
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$21,252	1.8%	$46,034	1.1%
Cash equivalents - fixed rate	74,397	1.8%	58,919	1.4%
Short-term investments - variable rate	5,002	1.7%	7,497	1.0%
Short-term investments - fixed rate	40,922	1.6%	17,352	1.3%
Long-term investments - variable rate	—	—	5,002	1.2%
Long-term investments - fixed rate	39,848	2.6%	50,202	2.3%

Total	$181,421		$185,006

	Expected Fiscal Year Maturity Date
	2005	2006	2007	Total	Fair Value
Long-term investments - fixed rate	$—	$22,845	$17,003	$39,848	$39,745
Average interest rate	0.0%	2.3%	3.0%	2.7%

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

ITEM 4 - CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures. Subject to the limitations on the effectiveness of the controls as described below, based on an evaluation of our disclosure controls and procedures conducted by our management, including our principal executive officer and principal financial officer, our principal executive officer, Joseph Y. Liu, and our principal financial officer, Bruce D. Horn, have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined Oplink on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to us. Zeynep Hakimoglu’s employment with us terminated on December 17, 2002. The complaint alleges trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization modedispersion technology. The plaintiffs seek actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. The case is currently in discovery with a trial date set for April 8, 2005. In August 2004, we settled the lawsuit against us and OZ agreed to dismiss the case against us with prejudice. To our knowledge OZ is continuing to pursue its lawsuit against all of the defendants other than us, and we may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with us. In the event that we incur such an obligation, we believe we have obtained sufficient director and officer liability insurance to cover this contingency.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     On October 28, 2004, we and our newly formed, wholly owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation, a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, our Cayman Island subsidiary will pay $30 million for all of the shares of EZconn and certain assets related to the business of EZconn, of which $9 million will be paid in cash and $21 million will be paid in shares of our common stock to be issued pursuant to a subscription agreement entered into by us and eight of the shareholders of EZconn. Our Cayman Islands subsidiary will also assume approximately $12 million in net debt of EZconn, which will be repaid at or promptly following the closing of the acquisition. The closing of the acquisition is subject to the satisfactory completion of our due diligence investigation of EZconn, approval by the Investment Commission of the Ministry of Economic Affairs of the Republic of China and certain other customary closing conditions. The acquisition is expected to close in January 2005.

     Pursuant to the subscription agreement entered into by us and eight of the shareholders of EZconn, we will issue $21 million in shares of our common stock to such persons upon the closing of the acquisition of EZconn contemplated by the stock purchase agreement. The shares of common stock will be issued at a price per share based on the 20-day average closing price of our common stock for the period ending one day prior to the closing of the acquisition of EZconn, provided that (i) if the 20-day average closing price exceeds $1.83, the price per share shall be $1.83, and (ii) if the 20-day average closing price is less than $1.66, the price per share shall be $1.66. The shares of common stock will not be issued unless the acquisition of EZconn contemplated by the stock purchase agreement is consummated and will not be registered under the Securities Act of 1933, as amended, or any state securities laws. We have agreed to grant certain registration rights to the eight purchasers.

ITEM 6 - EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

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

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: November 12, 2004	By:	/s/ Bruce D. Horn

Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.