Form 10-Q
period 2004-12-31
OPLINK COMMUNICATIONS INC
filed 2005-02-10
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2004 *

or

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

46335 Landing Parkway, Fremont, California 94538
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 933-7200

3469 North First Street, San Jose, California 95134
(Former name or former address, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

  The number of shares of the Registrant’s common stock outstanding as of January 31, 2005 was 148,209,475.

* Our quarter ended formally on January 2, 2005. For more information see Part I, Note 2 of Notes to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	June 30,
	2004	2004
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$95,318	$110,390
Short-term investments	42,219	24,849
Accounts receivable, net	6,785	7,545
Inventories	5,789	4,767
Prepaid expenses and other current assets	3,515	2,814

Total current assets	153,626	150,365
Long-term investments	47,810	55,204
Property, plant and equipment, net	28,453	26,426
Intangible assets	415	507
Other assets	230	401

Total assets	$230,534	$232,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,938	$4,926
Accrued liabilities	8,301	8,090
Current portion of capital lease obligations	—	81

Total current liabilities	13,239	13,097

Accrued restructuring costs, non current	—	104

Total liabilities	13,239	13,201

Contingencies (Note 14)

Stockholders’ equity:
Common stock	148	147
Additional paid-in capital	444,777	444,125
Notes receivable from stockholders	(26)	(38)
Deferred stock compensation	(76)	(158)
Accumulated other comprehensive income	68	66
Accumulated deficit	(227,596)	(224,440)

Total stockholders’ equity	217,295	219,702

Total liabilities and stockholders’ equity	$230,534	$232,903

(1) The Condensed Consolidated Balance Sheet at June 30, 2004 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues	$8,144	$8,131	$17,052	$15,439
Cost of revenues:
Cost of revenues	6,939	5,585	12,892	10,675
Non-cash compensation expense	—	52	27	128

Total cost of revenues	6,939	5,637	12,919	10,803

Gross profit	1,205	2,494	4,133	4,636

Operating expenses:
Research and development:
Research and development	1,795	1,648	3,700	3,018
Non-cash compensation expense	—	55	2	405

Total research and development	1,795	1,703	3,702	3,423

Sales and marketing:
Sales and marketing	1,121	823	1,954	1,616
Non-cash compensation expense	—	33	5	19

Total sales and marketing	1,121	856	1,959	1,635

General and administrative:
General and administrative	1,556	1,409	3,307	3,700
Non-cash compensation expense	26	258	71	623

Total general and administrative	1,582	1,667	3,378	4,323

In-process research and development	—	861	—	861
Amortization of intangible and other assets	46	—	92	10

Total operating expenses	4,544	5,087	9,131	10,252

Loss from operations	(3,339)	(2,593)	(4,998)	(5,616)
Interest and other income, net	1,050	576	1,851	1,126
Gain (loss) on sale of assets	7	(90)	(9)	125

Net loss	$(2,282)	$(2,107)	$(3,156)	$(4,365)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	147,982	145,544	147,738	144,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,156)	$(4,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,906	4,254
Amortization of intangible and other assets	92	10
Amortization of deferred stock compensation	105	1,175
Amortization of premium on investments	626	49
Loss (gain) on sale of assets	9	(125)
Acquired in-process research and development	—	861
Other	(12)	51
Change in assets and liabilities:
Accounts receivable	760	(1,152)
Inventories	(1,022)	(1,294)
Prepaid expenses and other current assets	(763)	(100)
Other assets	171	—
Accounts payable	12	154
Accrued liabilities and accrued restructuring costs	107	(1,126)

Net cash provided by (used in) operating activities	835	(1,608)

Cash flows from investing activities:
Purchases of investments	(26,588)	(87,918)
Maturities of investments	16,000	95,279
Proceeds from sales of property and equipment	143	464
Purchases of property and equipment	(6,023)	(153)
Acquisition of business	—	(150)

Net cash (used in) provided by investing activities	(16,468)	7,522

Cash flows from financing activities:
Proceeds from issuance of common stock	630	3,170
Repayment of notes receivable from stockholders	12	—
Repayment of capital lease obligations	(81)	(1,102)

Net cash provided by financing activities	561	2,068

Net (decrease) increase in cash and cash equivalents	(15,072)	7,982

Cash and cash equivalents, beginning of period	110,390	121,498

Cash and cash equivalents, end of period	$95,318	$129,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing (“DWDM” and “CWDM”, respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a Photonic Foundry, Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. The Company’s broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai and Shanghai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in Fremont, California. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

     The Company was incorporated in September 1995, began selling its products in 1996 and established operations in Zhuhai, China in April 1999. The Company is headquartered in Fremont, California and its primary manufacturing facility and component research and development resources are in Zhuhai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

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

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. January 2, 2005 and December 28, 2003 represent the Sunday closest to the period ended December 31, 2004 and December 31, 2003, respectively. The first quarter of fiscal 2005 was a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 will consist of 53 weeks, one week more than a typical year.

     The Company’s consolidated financial statements for all periods presented account for the Shanghai operation as part of continuing operations rather than as a discontinued operation. In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of its Shanghai operation and after considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, the Company decided not to dispose of this facility and returned it to continuing operations. Amounts in the financial statements and related notes for all periods presented are reclassified to reflect the Shanghai operation as part of continuing operations in accordance with SFAS No. 144.

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2004, the results of its operations for the three and six-month periods ended December 31, 2004 and 2003 and its cash flows for the six-month periods ended December 31, 2004 and 2003. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(2,282)	$(2,107)	$(3,156)	$(4,365)

Denominator:
Weighted average shares outstanding	147,982	145,544	147,738	144,066

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Antidilutive stock options not included in net loss per share calculation	20,395	18,962	20,395	18,962

4. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss	$(2,282)	$(2,107)	$(3,156)	$(4,365)
Unrealized gains on investments	58	63	15	46
Change in cumulative translation adjustments	14	—	(13)	53

Total comprehensive loss	$(2,210)	$(2,044)	$(3,154)	$(4,266)

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

     Short-term and long-term investments consist of the following (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments
Corporate bonds	$27,271	$—	$(63)	$27,208

United States government agencies	15,000	—	(55)	14,945

Total short-term investments	42,271	—	(118)	42,153

Long-term investments - due between one year and three years
Corporate bonds	5,794	—	(79)	5,715
United States government agencies	42,016	1	(253)	41,764

Total long-term investments	47,810	1	(332)	47,479

Total investments	$90,081	$1	$(450)	$89,632

     The contractual maturities, amortized cost and fair value of available-for-sale and held-to-maturity securities classified as short-term and long-term investments at December 31, 2004 are presented in the following table (in thousands):

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities (due within 1 year)
Corporate bonds	$17,106	$—	$(36)	$17,070
United States government agencies	5,000	—	(16)	4,984

Total available-for-sale securities	22,106	—	(52)	22,054

Held-to-maturity securities
Due within 1 year
Corporate bonds	10,165	—	(27)	10,138
United States government agencies	10,000	—	(39)	9,961

	20,165	—	(66)	20,099

Due between one year and three years
Corporate bonds	5,794	—	(79)	5,715
United States government agencies	42,016	1	(253)	41,764

	47,810	1	(332)	47,479

Total held-to-maturity securities	67,975	1	(398)	67,578

Total investments	$90,081	$1	$(450)	$89,632

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Short-term investments
Commercial paper	$7,499	$—	$(2)	$7,497
Corporate bonds	12,457	—	(82)	12,375
United States government agencies	5,000	—	(23)	4,977

Total short-term investments	24,956	—	(107)	24,849

Held-to-maturity securities
Long-term investments - due between one year and three years
Corporate bonds	16,182	—	(197)	15,985
United States Government agencies	39,022	—	(322)	38,700

Total long-term investments	$55,204	$—	$(519)	$54,685

     One security which was categorized as held-to-maturity was called by the issuer in September 2004. No gain or loss was recognized as the security was called at the purchase price.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31,	June 30,
	2004	2004
Inventories:
Raw materials	$10,068	$9,751
Work-in-process	3,736	4,282
Finished goods	3,061	4,592

Sub-total	16,865	18,625
Less: Reserves for excess and obsolete inventory	(11,076)	(13,858)

Total	$5,789	$4,767

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	December 31,	June 30,
	2004	2004
Property, plant and equipment:
Production and engineering equipment	$34,646	$33,356
Computer equipment and software	6,013	5,970
Buildings and improvements	13,996	11,064
Land	1,949	—

Sub-total	56,604	50,390
Less: Accumulated depreciation and amortization	(28,151)	(23,964)

Total	$28,453	$26,426

     In July 2004, the Company completed the purchase of a building in Fremont, California for $4.8 million in cash to house its U.S. operation. The facility consists of approximately 52,000 square feet.

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2004	2004
Accrued liabilities:
Payroll and related expenses	$809	$684
Accrued sales commission	1,200	971
Accrued warranty	960	700
Accrued restructuring costs	728	1,795
Remaining amounts payable for acquisitions	750	750
Other	3,854	3,190

Total	$8,301	$8,090

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the Condensed Consolidated Balance Sheet, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Balance at beginning of period	$700	$700	$700	$700

Accrual for warranties issued during the period	420	209	593	420

Adjustments related to pre-existing warranties including expirations and changes in estimates	(107)	124	(187)	(24)

Cost of warranty repair	(53)	(333)	(146)	(396)

Balance at end of period	$960	$700	$960	$700

10. Restructuring Costs and Other Charges. A summary of the changes in accrued restructuring costs in the six months ended December 31, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(535)	—	(535)

Balance at September 30, 2004	$—	$—	$1,364	$—	$1,364
Less: accrued restructuring costs, current					1,343

Accrued restructuring costs, non current					$21

Cash payments	—	—	(636)	—	(636)

Balance at December 31, 2004	$—	$—	$728	$—	$728
Less: accrued restructuring costs, current					728

Accrued restructuring costs, non current					$—

11. Stock-Based Compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plans as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

     The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss as reported	$(2,282)	$(2,107)	$(3,156)	$(4,365)
Stock-based employee compensation expense included in reported net loss	26	398	105	1,175
Pro forma stock compensation expense computed under the fair value method for all awards	(838)	(1,522)	(2,072)	(3,368)

Pro forma net loss	$(3,094)	$(3,231)	$(5,123)	$(6,558)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

     The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	3.30%	3.21%	3.31%	3.38%
Expected life of option	4 years	4 years	4 years	4 years
Expected dividends	0%	0%	0%	0%
Volatility	54%	70%	55%	70%

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions. As of December 31, 2004, repurchases of an aggregate of $35.2 million of the Company’s common stock have been made under the Company’s repurchase program.

13. Recent Accounting Pronouncements. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 123(R) could have a material impact on the Company’s financial position, results of operations and cash flows.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The

Company believes the adoption of SFAS No. 151 will not have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The Company believes the adoption of SFAS No. 153 will not have a material impact on its financial position, results of operations or cash flows.

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

14. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering, or IPO, violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).

     On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, the Company joined in a global motion filed by all of the Issuers (among others) to dismiss the IPO Lawsuits. On October 9, 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against the Company and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against the Company without leave to amend.

     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to reimbursement of the Company’s insurer up to the amount remaining under the deductible of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the

Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both certification of the class and judicial approval of the settlement. Pending a definitive settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously.

     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is Zeynep Hakimoglu, who joined the Company on November 1, 2001 as Vice President of Product Line Management. The other three are unrelated to the Company. Zeynep Hakimoglu’s employment with the Company terminated on December 17, 2002. The complaint alleged trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs sought actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. In August 2004, the Company settled the lawsuit with respect to the claims against the Company and OZ agreed to dismiss the case against the Company with prejudice. To the Company’s knowledge OZ is continuing to pursue its lawsuit against all the defendants other than the Company, and the Company may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with the Company. In the event that the Company incurs such an obligation, the Company believes it has obtained sufficient director and officer liability insurance to cover this contingency.

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

15. Subsequent Events. On October 28, 2004, the Company and Cayman Oplink Communications, Inc., a newly-formed, wholly-owned Cayman Islands subsidiary of the Company (“Buyer”), entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, Buyer would purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, the Company and EZconn agreed to terminate all agreements relating to the Company’s proposed acquisition of EZconn, due to recent market changes and competitive circumstances. The Company and EZconn have entered into a settlement agreement whereby EZconn will pay $2.0 million in termination fees to the Company. The Company received the payment from EZconn in January 2005. The Company incurred approximately $1.0 million to $1.2 million of expenses including withholding tax in connection with the terminated transaction.

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

     In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of our Shanghai operation and after considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Operating results of the Shanghai operation have been reclassified from discontinued to continuing operations for all periods presented.

Overview

     We provide design, integration and Optical Manufacturing Solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing (“DWDM” and “CWDM”, respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a Photonic Foundry, we offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. Our broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in Fremont, California. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication economic space. This includes known contracts being placed by end users with our current or potential new customers. Over the past several quarters, we have noticed a general increase in spending activity in the telecommunications space as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for growth in our revenues. However, our belief that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers, we would need to be selected as a potential vendor and, subsequently, would need to demonstrate we can meet all of the order and quality requirements of our customer. To the extent we receive new orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

Revenues. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 160 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into two major groups: (i) our bandwidth creation products, which include wavelength expansion and optical amplification products; and (ii) our bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from sales of our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

Acquisition. On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we would purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn have entered into a settlement agreement whereby EZconn will pay $2.0 million to us in termination fees. We received the payment from EZconn in January 2005. We incurred approximately $1.0 million to $1.2 million of expenses including withholding tax in connection with the terminated transaction.

Use of Estimates and Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

     Revenues:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Revenues	$8,144	$8,131	$13	0.2%	$17,052	$15,439	$1,613	10.4%

     Our revenue for the three months ended December 31, 2004 was comparable with that of the three months ended December 31, 2003. During the second quarter of fiscal 2005, we experienced an increase in sales to our large customers due to a general increase in spending activity in the telecommunications industry. The increase was offset by a decline in sales to selected customers as a result of manufacturing-related problems at our China manufacturing facilities and decreases in average selling prices of our products. We have identified and are in the process of remedying these problems. However, we have no assurance that the customers who were affected by our manufacturing-related problems will continue to place orders with us in the future. The increase in revenue for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to increased unit shipments of our wavelength expansion products to existing and new customers primarily as a result of a general increase in spending activity in the telecommunications industry. The increase in revenue was partially offset by a decline in sales from selected customers due to manufacturing-related issues at our China facilities as well as decreases in the average selling prices of our products during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2005. We also expect our revenue in the third quarter of fiscal 2005 to be comparable with that of the second quarter of fiscal 2005.

     Gross Profit:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Gross profit	$1,205	$2,494	$(1,289)	(51.7)%	$4,133	$4,636	$(503)	(10.8)%
Gross profit margin	14.8%	30.7%			24.2%	30.0%

     The decrease in gross profit for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations, higher material costs, higher warranty expenses and a smaller benefit from the unexpected sales of fully reserved inventory. The increase in material costs was primarily due to decreases in average selling prices of our products and changes of our product mix. The increase in warranty expense was due to manufacturing-related problems at our China manufacturing facilities. Our gross profit for the three months ended December 31, 2004 and 2003 was positively impacted by the unexpected sale of fully reserved inventory of $50,000 and $240,000, respectively. Unexpected sales of fully reserved inventory decreased over the past several quarters. However, we have no visibility to the amount of such sales in the future, if any.

     The decrease in gross profit for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations, higher warranty expenses and a smaller benefit from the unexpected sales of fully reserved inventory. Our gross profit for the six months ended December 31, 2004 and 2003 was positively impacted by the unexpected sale of fully reserved inventory of $104,000 and $755,000, respectively. The decrease in our gross profit was partially offset by greater revenue and a decrease in non-cash compensation expense.

     Our gross profit margin decreased for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 primarily due to higher depreciation expense, material costs and warranty expense and a smaller benefit from the unexpected sales of fully reserved inventory. Our gross profit margin decreased for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 due to a smaller benefit from the unexpected sales of fully reserved inventory and higher warranty expense.

     We expect our gross profit margin in the third quarter of fiscal 2005 to increase slightly compared to the second quarter of fiscal 2005.

     Research and Development:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Research and development	$1,795	$1,703	$92	5.4%	$3,702	$3,423	$279	8.2%

     The increases in research and development expenses for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 were primarily due to higher personnel costs as a result of the acquisitions of RedClover Networks, Inc., Accumux Technologies, Inc. and Gigabit Optics Corporation in fiscal 2004, partially offset by lower depreciation expense and a decrease in non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expenses to be approximately the same in the third quarter of fiscal 2005 compared to the second quarter of fiscal 2005.

     Sales and Marketing:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Sales and marketing	$1,121	$856	$265	31.0%	$1,959	$1,635	$324	19.8%

     The increases in sales and marketing expenses for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 were primarily due to a one-time settlement of commission payable with an external sales representative. We expect our quarterly sales and marketing expenses to decrease slightly in the third quarter of fiscal 2005 compared to the second quarter of fiscal 2005.

     General and Administrative:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
General and administrative	$1,582	$1,667	$(85)	(5.1)%	$3,378	$4,323	$(945)	(21.9)%

     The decrease in general and administrative expenses for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to lower non-cash compensation expense and lower professional services fees related to compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We incurred higher expenses associated with implementing a more comprehensive internal control program in response to new laws and requirements from the Securities and Exchange Commission during the three months ended December 31, 2003. The decrease was partially offset by a one-time charge resulting from the settlement of a lawsuit in December 2004. Additionally, in the three months ended December 31, 2003 we recognized a one-time benefit resulting from the collection of accounts receivable that had been previously fully reserved.

     The decrease in general and administrative expenses for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to lower non-cash compensation expense and no expenses incurred in connection with the exploration of strategic business opportunities, partially offset by increased legal costs resulting from the settlement of two legal issues. In the six months ended December 31, 2003, we incurred $890,000 of expenses associated with the exploration of strategic business opportunities. We expect our general and administrative expenses to decrease slightly in the third quarter of fiscal 2005 compared to the second quarter of fiscal 2005.

     Non-Cash Compensation Expense:

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Non-cash compensation expense	$26	$398	$(372)	(93.5)%	$105	$1,175	$(1,070)	(91.1)%

     From July 1, 1998 through December 31, 2004, we recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The decreases in non-cash compensation expenses for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 were primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, which results in higher compensation expense in the earlier vesting periods of the related options.

     Restructuring Costs and Other Charges. A summary of the changes in accrued restructuring costs in the six months ended December 31, 2004 is as follows (in thousands):

				Impairment
			Consolidation of	of Goodwill
	Workforce	Excess Property	Excess Facilities	and Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total
Balance at June 30, 2004	$—	$—	$1,899	$—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(535)	—	(535)

Balance at September 30, 2004	$—	$—	$1,364	$—	$1,364
Less: accrued restructuring costs, current					1,343

Accrued restructuring costs, non current					$21

Cash payments	—	—	(636)	—	(636)

Balance at December 31, 2004	$—	$—	$728	$—	$728
Less: accrued restructuring costs, current					728

Accrued restructuring costs, non current					$—

     Interest and Other Income, Net :

(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2004	2003			2004	2003
Interest and other income, net	$1,050	$576	$474	82.3%	$1,851	$1,126	$725	64.4%

     The increases in interest income for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 were primarily due to higher yields on our investments. The average rate of return for the three months ended December 31, 2004 was 2.1% as compared to the average rate of return of 1.1% for the three months ended December 31, 2003.

     Gain (Loss) on Sale of Assets. We recorded a gain of $7,000 and a loss of $9,000 for the three and six months ended December 31, 2004, respectively, and a loss of $90,000 and a gain of $125,000 for the three and six months ended December 31, 2003, respectively, from the sale of fixed assets and intangible assets less than or greater than the carrying amount of these assets.

     Provision for Income Taxes. We have recorded a gross deferred tax asset of $56.4 million as of December 31, 2004, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $24.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2004. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems, Inc. of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of our common stock upon the closing of our initial public offering in October 2000. As of December 31, 2004, we had cash, cash equivalents and short-term and long-term investments of $185.3 million and working capital of $140.4 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal 2005 will be comparable with the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal year 2005.

     Six Months Ended December 31, 2004

     Our operating activities provided cash of $835,000 in the six months ended December 31, 2004 as a result of our net loss for the six months ended December 31, 2004 of $3.2 million adjusted by $4.7 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation and amortization of premium on investments offset by a net change in assets and liabilities of $735,000.

     In the six months ended December 31, 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories and prepaid expenses and other current assets. Accounts receivable provided $760,000 of cash primarily due to decreased shipments during the six months ended December 31, 2004. Days sales outstanding in accounts receivable ended second quarter of fiscal 2005 at 76 days, as compared to 71 days at the end of the fourth quarter of fiscal 2004.

     Inventories used $1.0 million of cash during the first six months of fiscal 2005 primarily due to purchases of inventory to address longer lead time for materials.

     Prepaid expenses and other current assets used $763,000 of cash during the first six months of fiscal 2005 primarily due to prepayment of premiums for directors and officers insurance and an increase in interest receivable. Interest receivable increased primarily due to the timing of interest payments generated by our investments and higher yields on our investments.

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

     Additionally, in order to maintain an adequate supply of products for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

     Our investing activities used cash of $16.5 million in the first six months of fiscal 2005. The net cash used in investing activities in the six months ended December 31, 2004 was primarily due to purchases of short-term and long-term investments of $26.6 million partially offset by maturities of short-term and long-term investments of $16.0 million resulting in use of cash of $10.0 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in the first six months of fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $4.8 million to purchase a building in Fremont, California to house our US operations and approximately $1.2 million to purchase equipment primarily for our Shanghai operation in the first six months of fiscal 2005. During the remaining six months of fiscal 2005, we expect to use approximately $400,000 for capital expenditures worldwide, net of proceeds from sales of excess equipment.

     Our financing activities provided cash of $561,000 in the first six months of fiscal 2005, primarily due to proceeds from issuance of our common stock of $630,000 in connection with the exercise of stock options and employee stock purchase plan and partial repayment of a note receivable from a stockholder of $12,000, partially offset by repayment of capital lease obligations of $81,000.

     Six Months Ended December 31, 2003

     Our operating activities used cash of $1.6 million in the first six months of fiscal 2004 as a result of our net loss for the six months ended December 31, 2003 of $4.4 million adjusted by $6.3 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation and in-process research and development, offset by a net change in assets and liabilities of $3.5 million.

     In the first six months of fiscal 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventory and accrued liabilities and accrued restructuring costs. Accounts receivable used $1.2 million of cash primarily due to increased shipments during the first six months of fiscal 2004. Days sales outstanding in accounts receivable ended the second quarter of fiscal 2004 at 66 days, as compared to 72 days at the end of the fourth quarter of fiscal 2003.

     Inventories used $1.3 million of cash during the first six months of fiscal 2004 primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand.

     Accrued liabilities and accrued restructuring costs consumed $1.1 million in cash in the first six months of fiscal 2004 as we paid for obligations we had accrued at the time we incurred restructuring charges. The payments were primarily for operating leases of excess facilities.

     Our investing activities provided cash of $7.5 million in the first six months of fiscal 2004. The net cash provided by investing activities in the first six months of fiscal 2004 was primarily due to maturities of short-term investments of $95.3 million and proceeds from sales of property and equipment of $464,000, partially offset by purchases of short-term and long-term investments of $87.9 million.

     Our financing activities provided cash of $2.1 million in the first six months of fiscal 2004 primarily due to proceeds from the issuance of our common stock of $3.2 million in connection with the exercise of stock options and employee stock purchase plan partially offset by repayment of capital lease obligations of $1.1 million.

Contractual Obligations

     Our contractual obligations as of December 31, 2004 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Operating leases	$907	$904	$3	$—
Purchase obligations	3,367	3,367	—	—

Total	$4,274	$4,271	$3	$—

Recent Accounting Pronouncements

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of SFAS No. 123(R) could have a material impact on our financial position, results of operations and cash flows.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We believe the adoption of SFAS No. 151 will not have a material impact on our financial position, results of operations or cash flows.

     On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We believe the adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

     In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. We believe we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact our future accounting for our operations.

RISK FACTORS

     We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

RISKS RELATED TO OUR BUSINESS

We have incurred significant losses, and our failure to increase our revenues while controlling costs and operating expenses could prevent us from achieving profitability.

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $3.2 million, $6.4 million, $36.8 million and $68.4 million for the six months ended December 31, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of December 31, 2004, we had an accumulated deficit of $227.6 million. Moreover, we will need to generate significantly greater revenues while controlling costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability. We may also continue to incur significant operating losses if the markets for our products do not grow.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 64%, 65%, 69%, 56% and 49% of our revenues in the three and six months ended December 31, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Nortel Networks Corporation (“Nortel”) and Hua Wei Technologies Co. Ltd. (“Hua Wei”) each accounted for greater than 10% of our revenues for the three and six months ended December 31, 2004. Nortel and Hua Wei together accounted for approximately 47% of our revenues in the three and six months ended December 31, 2004. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. (“Tellabs”). Through Sanmina and through direct sales, Tellabs accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues. For instance, Tellabs accounted for greater than 10% of our revenues for the quarter ended June 30, 2004, March 31, 2004 and December 31, 2003 and the fiscal year ended June 30, 2004, respectively. However, it did not account for greater 10% of our revenues for the quarter ended December 31, 2004 and September 30, 2004.

     Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers without an increase in sales from other customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.

Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter and, therefore, may vary from public market analysts’ or investors’ expectations, which could cause our stock price to drop.

     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

-	economic downturn and uncertainty of the fiber optic industry;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	fluctuations in demand for, and sales of, our products;

-	changes in customer, geographic or product mix and the average selling prices of our products;

-	cancellations or delays of orders or shipment rescheduling by our customers;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

-	the availability of raw materials used in our products or increases in the price of these raw materials;

-	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

-	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

-	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

-	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.

     Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. Moreover, if we experience difficulties in any of these areas, our operating results could be significantly and adversely affected and our stock price could decline. Also, it is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause our stock price to fall.

If we fail to effectively manage our manufacturing capability, produce products that meet our customers’ quality requirements and achieve acceptable production yields in China, we may not be able to deliver sufficient quantities of products that meet all of our customers’ order requirements in a timely manner, which would harm our operating results.

     We manufacture substantially all of our products in our facilities in Zhuhai and Shanghai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources to effectively manage our manufacturing activities in China. We have in the past received unexpectedly large numbers of product returns due to manufacturing defects in our products. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated manufacturing defects in our subsystem products and, as a result, increased our warranty reserves. If we cannot correct these problems in a timely manner and prevent such problems from reoccurring, we may lose customers and revenue, and our operating results will be severely harmed.

     Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, the quality of workmanship and our manufacturing processes. Our or our suppliers’ inadvertent use of defective materials could significantly reduce our manufacturing yields.

     Furthermore, because of the large labor component in, and complexity of, our manufacturing processes, quality of workmanship is critical to achieving acceptable yields. We cannot assure you that we will be able to hire and train a sufficient number of qualified personnel to produce our products cost-effectively with the quality and in the quantities required by our customers.

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

     Additional risks associated with managing our manufacturing processes and capability in China include:

-	a potential lack of availability of qualified management and manufacturing personnel;

-	our ability to maintain quality;

-	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations;

-	our ability to procure the necessary raw materials and equipment on a timely basis; and

-	our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.

     Communications equipment suppliers typically require that their vendors commit in advance to provide specified quantities of products over a given period of time. We may not be able to pursue many large orders from these suppliers if we do not have sufficient manufacturing capabilities to enable us to commit to provide them with their specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer’s anticipated needs, we likely will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

Our products may have defects that are not detected until full deployment of a customer’s equipment, which could result in a loss of customers, damage to our reputation and substantial costs.

     Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in these networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated defects in our subsystem products and as a result increased our warranty reserves. Errors, defects, incompatibilities or other problems with our products could result in:

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

We depend on the growth and success of the communications industry, which has experienced a significant economic downturn as well as rapid consolidation and realignment, including outsourced manufacturing, and may not continue to demand fiber optic products at historical rates.

     We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the economic downturn and overall reduced capital spending in the communications industry since year 2000, our ability to acquire new customers or to obtain additional orders from existing customers has been impeded. As a result of market conditions like this, our ability to sustain or grow our business in the future, if at all, may be substantially diminished compared to our historical rate of growth. Moreover, although we have noticed a general increase in spending activity in the communications industry over the past several quarters, we cannot assure you that this spending activity will continue at its current rate or at all, or that we will benefit from this spending activity.

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

     Our customers’ continued outsourcing may result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers potentially resulting in reduced revenues and lower gross margins and profits.

     In the event that the communications industry grows and we are unable to sell and deliver the products our target customers require, our operating results may be adversely affected.

Because none of our customers are obligated to purchase our products, they may cancel or defer their purchases at any time and on short notice, which could harm our operating results.

     We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

-	may stop purchasing our products or defer their purchases at any time without penalty;

-	are free to purchase products from our competitors;

-	are not required to make minimum purchases; and

-	may cancel orders that they place with us.

     As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and do not place any orders in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.

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

     Our customers’ continued outsourcing may result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers. This would result in reduced revenues and lower gross margins and profits, which would harm our business.

Because a high percentage of our expenses is fixed in the short term, our operating results are likely to be harmed if we do not experience growth in generating and recognizing revenues.

     A high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term. As a result, if we do not experience growth in generating and recognizing revenues, we are likely to continue to experience quarterly operating losses.

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

We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.

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

     Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and subsystem suppliers will become increasingly important to our current and potential customers in the future. Our current and potential suppliers may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. Also, we expect to pursue optical contract manufacturing opportunities in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, the unavailability of materials and equipment used in our products, or reduced gross margins, any of which could harm our business.

     The communications industry is characterized by rapid technological changes, frequent new product introductions, changes in customer requirements and evolving industry standards. As a result, the introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products obsolete. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating, and planar lightwave circuit. Additionally, a new technology being developed in the design of equalization and switching is microelectro-mechanical systems that compete with bulk micro-optics that we incorporate into our product. Our future success depends on our ability to anticipate market needs and to develop products that address those needs.

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

     We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

-	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

-	economic instability.

-	any future outbreak of severe acute respiratory syndrome and other epidemics or illnesses; and

-	power shortages at our manufacturing facilities in China, which may lead to production delays.

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

We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.

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

     Moreover, China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components, which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system, sufficient foreign currency is presently available for our Chinese subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

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

     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the six months ended December 31, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 62%, 65%, 67% and 66% of our revenues in the six months ended December 31, 2004 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

The optical networking component industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

     The optical networking component industry is experiencing declining average selling prices (“ASPs”) as a result of increasing competition and declining market demand. We anticipate that ASPs will continue to decrease in the future in response to product and new technology introductions by competitors, price pressures from significant customers and greater manufacturing efficiencies achieved through increased automation in the manufacturing process. These declining ASPs have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.

If we are unable to protect our proprietary technology, our ability to succeed will be harmed.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of December 31, 2004, we hold 69 issued patents, have 12 allowed applications awaiting issuance and 40 pending patent applications in the United States. In addition, we have 19 issued patents and 17 pending patent applications in the People’s Republic of China, 22 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

We may be involved in intellectual property disputes in the future, which will divert management’s attention and could cause us to incur significant costs and prevent us from selling or using the challenged technology.

     Participants in the communications and fiber optic components and subsystems markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors and academic institutions. In addition, from time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims could be time consuming, divert management’s attention and resources and cause us to incur significant expenses. We have no means of knowing that a patent application has been filed in the United States until the patent is issued. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us.

     From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. For example, in June 2000, Chorum Technologies, Inc. (“Chorum”) filed a lawsuit against us and our wholly-owned subsidiary, Telelight Communication Inc., alleging, among other things, infringement of two U.S. patents allegedly owned by Chorum relating to fiber optical interleaving, based on our manufacture of and offer to sell various fiber optic interleaver products. On May 7, 2001, we filed a lawsuit alleging, among other matters, that Chorum infringes one of our patents relating to fiber optic couplers based on Chorum’s manufacture of, and offer to sell, various DWDM products.

     In December 2001, Oz Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) filed a lawsuit against us and four individuals, including our former Vice President of Product Line Management, Zeynep Hakimoglu (and three other unrelated individuals), alleging trade secret misappropriation and other related claims. Under the complaint, the plaintiffs sought damages against the four individuals in the amounts of approximately $17,550,000, and against us in the amount of approximately $1,500,000, as well as enhanced damages, injunctive relief, costs and attorney fees, and other relief. We settled the lawsuit against us in August 2004 and OZ agreed to dismiss the case against us with prejudice. However, we cannot assure you that OZ will not choose to pursue further litigation against us in the future. In addition, to our knowledge, OZ is continuing to pursue its lawsuit against all of the defendants other than us, and we may be obligated to indemnify Ms. Hakimoglu for certain amounts in connection with her prior employment with us.

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

     Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations, and we may not receive the intended benefits of any future acquisition or joint venture. Any of these factors could harm our operating results.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which will likely result in substantial costs and divert management attention and resources.

     We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all further liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In June 2004, we executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. The settlement is subject to a number of conditions, including action by the court certifying a class action for settlement purposes and formally approving the settlement. The underwriters have opposed both certification of the class and judicial approval of the settlement. We continue to believe that the action against us is without merit and, pending a definitive settlement, we intend to defend against it vigorously.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

     We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act (“Section 404”) for our fiscal year 2005 ending on June 30, 2005. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our effort to comply with Section 404. As a result of this uncertainty, although we currently anticipate that we will timely complete all such actions, we cannot at this time be certain that all such actions will timely be completed. Possible consequences of failure include sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission (“SEC”) or The Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2005. If we fail to comply in a timely manner and any of these consequences were to result, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments will (i) require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

     Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, for purposes of our 2005 fiscal year quarterly and annual financial reports, we are not required to expense stock-based compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. However, the Financial Accounting Standards Board (“FASB”) has adopted a proposal to change generally accepted accounting principles in the United States that, unless revoked, will require us to expense stock-based compensation charges for employee stock option grants and stock purchases effective as of the start of our 2006 fiscal year on July 1, 2005. Such charges will negatively impact our operating results. To mitigate future impact, we may revise our equity compensation program. This may negatively impact our ability to attract and retain highly skilled employees.

RISKS RELATED TO OUR COMMON STOCK

Insiders continue to have substantial control over us, which may negatively affect your investment.

     Our current executive officers, directors and their affiliates own, in the aggregate, as of December 31, 2004, approximately 14.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders, or entrenching current management.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering, to December 31, 2004. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

     The price of our common stock may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time. There can be no assurance that these factors will not have an adverse effect on the trading prices of our common stock.

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

If we are unable to maintain our listing on The Nasdaq National Market, the liquidity of our common stock would be seriously impaired and we would become subject to various statutory requirements, which would likely harm our business and place downward pressure on our common stock price.

     We may be subject to delisting from The Nasdaq National Market from time to time to the extent our stock price falls below the minimum bid price requirements or we otherwise do not satisfy other requirements for continued listing. For example, in October 2002, we received a determination letter from The Nasdaq National Market that advised us that our common stock no longer met the requirements for continued listing on The Nasdaq National Market. The notification was based on the failure by us to maintain a minimum bid price of $1.00 as required by The Nasdaq National Market’s listing maintenance standards. In May 2003, The Nasdaq National Market confirmed that we had complied with all requirements necessary for continued listing on The Nasdaq National Market and that our common stock would continue to be listed on The Nasdaq National Market. There can be no assurance, however, that The Nasdaq National Market will not again initiate delisting procedures against us if we cannot maintain compliance with the listing maintenance standards.

     In the event that we fail to meet the continued listing maintenance standards, our common stock may be delisted from The Nasdaq National Market and trade on the Nasdaq SmallCap Market or, possibly, the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. If we are delisted from The Nasdaq National Market, we will also face a variety of legal and other consequences that will likely negatively affect us including, without limitation, the following:

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

     In addition, some companies that face delisting as a result of bid prices below The Nasdaq National Market’s listing maintenance standards seek to maintain their listings by effecting reverse stock splits. At our annual stockholders’ meeting in November 2004, our stockholders approved a proposal to permit the Board of Directors to effect, at its sole discretion, a reverse split of our common stock at any time prior to our next annual stockholders’ meeting. There is no assurance, however, that effecting a reverse stock split (if our Board of Directors elects to effect a split) would result in a sustained increase in the stock price and, as a result, our stock price may be adversely affected.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates as follows:

     Interest Rate Exposure. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate bonds. As of December 31, 2004, all of our short-term investments were in high quality corporate bonds and government debt securities with maturities of less than twelve months from December 31, 2004. As of December 31, 2004, our long-term investments primarily consist of corporate bonds and government debt securities with maturities of less than three years from December 31, 2004. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. We intend to hold these long-term investments to maturity and we believe we have the ability to hold them to maturity. However, liquidating our long-term investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2004	2004	2004	2004
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$43,377	2.0%	$46,034	1.1%
Cash equivalents - fixed rate	48,600	2.5%	58,919	1.4%
Short-term investments - variable rate	5,002	2.2%	7,497	1.0%
Short-term investments - fixed rate	37,217	1.6%	17,352	1.3%
Long-term investments - variable rate	—	—	5,002	1.2%
Long-term investments - fixed rate	47,810	2.7%	50,202	2.3%

Total	$182,006		$185,006

	Expected Fiscal Year Maturity Date
	2005	2006	2007	Total	Fair Value
Long-term investments - fixed rate	$—	$17,019	$30,791	$47,810	$47,479

Average interest rate	0.0%	2.3%	2.9%	2.7%

     Foreign Currency Exchange Rate Exposure. We operate in the United States, manufacture our products in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. We expect that gains and losses from fluctuations in the currency exchange rate related to sales that are made in Chinese Renminbi are likely to be substantially offset from fluctuations in the currency exchange rate related to intercompany payments from our subsidiaries in China to our parent corporation that are made in U.S. dollars. Accordingly, we believe that we currently have no material exposure to foreign currency rate fluctuations.

     We expect our international revenues and expenses to be denominated largely in U.S. dollars. We believe that our China operations will likely expand in the future and account for a larger portion of our worldwide manufacturing capability and revenue. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

ITEM 4 - CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures. Subject to the limitations on the effectiveness of the controls as described below, based on an evaluation of our disclosure controls and procedures conducted by our management, including our principal executive officer and principal financial officer, our principal executive officer, Joseph Y. Liu, and our principal financial officer, Bruce D. Horn, have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

(b)	Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls, internal controls and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of the Stockholders was held on November 11, 2004 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

     Proposal I – To elect one (1) director to hold office until the 2007 Annual Meeting of Stockholders. The votes were as follows:

Nominee	Votes For	Votes Withheld
Joseph Y. Liu	139,033,479	664,880

     There were no abstentions or broker non-votes with respect to election of director.

     The term of office of each of the following directors continued after the Annual Meeting: Chieh Chang, Herbert Chang, Jesse W. Jack and Leonard J. LeBlanc.

     Proposal II – To approve the proposed amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock pursuant to which any whole number of outstanding shares between and including three (3) and ten (10) shares would be combined into one share of the Company’s common stock and to authorize the Board of Directors to select and file one such amendment, at any time prior to the 2005 Annual Meeting of Stockholders or at no time, at the discretion of the Board of Directors. The votes were as follows:

For	Against	Abstain	Broker non-votes
136,201,241	3,480,987	16,131	0

     Proposal III – To ratify selection of PricewaterhouseCoopers LLP by the Audit Committee of the Board of Directors as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2005. The votes were as follows:

For	Against	Abstain	Broker non-votes
138,128,721	708,462	861,176	0

ITEM 5 - OTHER INFORMATION

     On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we would purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn have entered into a settlement agreement whereby EZconn will pay to us $2.0 million in termination fees. We received the payment from EZconn in January 2005. We incurred approximately $1.0 million to $1.2 million of expenses including withholding tax in connection with the terminated transaction.

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

OPLINK COMMUNICATIONS, INC.

(Registrant)

DATE:	February 10, 2005	By:	/s/ Bruce D. Horn

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