Form 10-Q
period 2005-03-31
OPLINK COMMUNICATIONS INC
filed 2005-05-13
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 *

or

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

     The number of shares of the Registrant’s common stock outstanding as of April 30, 2005 was 148,720,202.

* Our quarter ended formally on April 3, 2005. For more information see Part I, Note 2 of Notes to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

OPLINK COMMUNICATIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	June 30,
	2005	2004
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$28,859	$56,690
Short-term investments	100,948	78,549
Accounts receivable, net	7,135	7,545
Inventories	6,037	4,767
Prepaid expenses and other current assets	2,625	2,814

Total current assets	145,604	150,365
Long-term investments	55,769	55,204
Property, plant and equipment, net	26,853	26,426
Intangible assets	369	507
Other assets	230	401

Total assets	$228,825	$232,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,837	$4,926
Accrued liabilities	6,853	8,090
Current portion of capital lease obligations	—	81

Total current liabilities	11,690	13,097

Accrued restructuring costs, non current	—	104

Total liabilities	11,690	13,201

Contingencies (Note 14)

Stockholders’ equity:
Common stock	148	147
Additional paid-in capital	444,936	444,125
Notes receivable from stockholders	(26)	(38)
Deferred stock compensation	(54)	(158)
Accumulated other comprehensive income	86	66
Accumulated deficit	(227,955)	(224,440)

Total stockholders’ equity	217,135	219,702

Total liabilities and stockholders’ equity	$228,825	$232,903

(1) The condensed consolidated balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$8,421	$9,200	$25,473	$24,639

Cost of revenues:
Cost of revenues	6,260	6,088	19,152	16,763
Non-cash compensation expense	—	32	27	160

Total cost of revenues	6,260	6,120	19,179	16,923

Gross profit	2,161	3,080	6,294	7,716

Operating expenses:
Research and development:
Research and development	1,929	1,961	5,629	4,979
Non-cash compensation expense	—	32	2	437

Total research and development	1,929	1,993	5,631	5,416

Sales and marketing:
Sales and marketing	935	946	2,889	2,562
Non-cash compensation expense	—	22	5	41

Total sales and marketing	935	968	2,894	2,603

General and administrative:
General and administrative	1,518	1,354	4,825	5,054
Non-cash compensation expense	22	293	93	916

Total general and administrative	1,540	1,647	4,918	5,970

In-process research and development	—	704	—	1,565
Merger fees	(904)	—	(904)	—
Amortization of intangible and other assets	45	1	137	11

Total operating expenses	3,545	5,313	12,676	15,565

Loss from operations	(1,384)	(2,233)	(6,382)	(7,849)
Interest and other income, net	1,193	800	3,044	1,926
(Loss) gain on disposal of assets	(168)	(20)	(177)	105

Net loss	$(359)	$(1,453)	$(3,515)	$(5,818)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding	148,219	146,529	147,895	144,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,515)	$(5,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	5,809	6,293
Amortization of intangible and other assets	137	11
Amortization of deferred stock compensation	127	1,554
Stock options issued for sales commissions	79	—
Amortization of premium on investments	827	147
Loss (gain) on disposal of assets	177	(105)
Acquired in-process research and development	—	1,565
Other	(11)	56
Change in assets and liabilities:
Accounts receivable	410	(2,102)
Inventories	(1,270)	(1,203)
Prepaid expenses and other current assets	(273)	(437)
Other assets	171	207
Accounts payable	(89)	224
Accrued liabilities and accrued restructuring costs	(1,274)	(1,433)

Net cash provided by (used in) operating activities	1,305	(1,041)

Cash flows from investing activities:
Purchases of available-for-sale investments	(92,460)	(101,388)
Sales of available-for-sale investments	96,700	128,279
Purchases of held-to-maturity investments	(33,000)	(64,275)
Sales of held-to-maturity investments	5,000	10,000
Proceeds from sales of property, plant and equipment	452	500
Purchases of property, plant and equipment	(6,402)	(225)
Acquisition of businesses, net of cash and cash equivalents acquired	(67)	404

Net cash used in investing activities	(29,777)	(26,705)

Cash flows from financing activities:
Proceeds from issuance of common stock	710	3,526
Repayment of notes receivable from stockholders	12	—
Repayment of capital lease obligations	(81)	(1,353)

Net cash provided by financing activities	641	2,173

Net decrease in cash and cash equivalents	(27,831)	(25,573)

Cash and cash equivalents, beginning of period	56,690	74,498

Cash and cash equivalents, end of period	$28,859	$48,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and Optical Manufacturing Solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. The Company’s broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai and Shanghai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in Fremont, California. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

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

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements  presented herein have been prepared by management, without audit by an independent registered public accounting firm that does not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2005, the results of its operations for the three and nine-month periods ended March 31, 2005 and 2004 and its cash flows for the nine-month periods ended March 31, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.

     The Company operates and reports using a fiscal year that ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. April 3, 2005 and March 28, 2004 represent the Sunday closest to the period ended March 31, 2005 and March 31, 2004, respectively. The first quarter of fiscal 2005 was a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 will consist of 53 weeks, one week more than a typical year.

     The Company’s condensed consolidated financial statements for all periods presented account for the Shanghai operation as part of continuing operations rather than as a discontinued operation. In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of its Shanghai operation and after considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, the Company decided not to dispose of this facility and returned it to continuing operations. Amounts in the financial statements and related notes for all periods presented are reclassified to reflect the Shanghai operation as part of continuing operations in accordance with SFAS No. 144.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(359)	$(1,453)	$(3,515)	$(5,818)

Denominator:
Weighted average shares outstanding	148,219	146,529	147,895	144,887

Net loss per share — basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Antidilutive stock options not included in net loss per share calculation	19,541	19,439	19,541	19,439

4. Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive loss for the three and nine months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss	$(359)	$(1,453)	$(3,515)	$(5,818)
Unrealized gains on investments	16	119	31	165
Change in cumulative translation adjustments	2	3	(11)	56

Total comprehensive loss	$(341)	$(1,331)	$(3,495)	$(5,597)

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

     Investments in auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

     Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

     Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments as of June 30, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investment of $53.7 million on the June 30, 2004 condensed consolidated balance sheet. In addition, purchases of investments and sales of investments, included in the accompanying condensed consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in auction rate securities are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

     Short-term and long-term investments at March 31, 2005 consist of the following (in thousands):

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short-term investments:
Obligations of states and political subdivisions	$52,900	$—	$—	$52,900
U.S. corporate securities	26,062	—	(29)	26,033
United States government agencies	22,000	—	(110)	21,890

Total short-term investments	100,962	—	(139)	100,823

Long-term investments:
U.S. corporate securities	5,757	—	(165)	5,592
United States government agencies	50,012	—	(579)	49,433

Total long-term investments	55,769	—	(744)	55,025

Total investments	$156,731	$—	$(883)	$155,848

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2005 and June 30, 2004 are presented in the following tables (in thousands):

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Obligations of states and political subdivisions	$52,900	$—	$—	$52,900
U.S. corporate securities	15,969	—	(8)	15,961
United States government agencies	5,000	—	(6)	4,994

Total available-for-sale investments	73,869	—	(14)	73,855

Held-to-maturity investments:
U.S. corporate securities	15,850	—	(186)	15,664
United States government agencies	67,012	—	(683)	66,329

Total held-to-maturity investments	82,862	—	(869)	81,993

Total investments	$156,731	$—	$(883)	$155,848

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Obligations of states and political subdivisions	$48,700	$—	$—	$48,700
U.S. corporate securities	24,956	—	(84)	24,872
United States government agencies	5,000	—	(23)	4,977

Total available-for-sale investments	78,656	—	(107)	78,549

Held-to-maturity investments:
U.S. corporate securities	16,182	—	(197)	15,985
United States government agencies	39,022	—	(322)	38,700

Total held-to-maturity investments	55,204	—	(519)	54,685

Total investments	$133,860	$—	$(626)	$133,234

     The amortized cost and estimated fair value of debt securities at March 31, 2005, by contractual maturities, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$7,769	$7,755
Due in one year to five years	—	—
Due in five years to ten years	—	—
Due after ten years	66,100	66,100

	73,869	73,855

Held-to-maturity investments:
Due in one year or less	27,093	26,968
Due in one year to five years	55,769	55,025

	82,862	81,993

Total investments	$156,731	$155,848

     One security which was categorized as held-to-maturity was called by the issuer in September 2004. No gain or loss was recognized as the security was called at the purchase price.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	June 30,
	2005	2004
Inventories:
Raw materials	$9,937	$9,751
Work-in-process	4,298	4,282
Finished goods	2,746	4,592

Sub-total	16,981	18,625
Less: Reserves for excess and obsolete inventory	(10,944)	(13,858)

Total	$6,037	$4,767

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	March 31,	June 30,
	2005	2004
Property, plant and equipment:
Production and engineering equipment	$33,652	$33,356
Computer equipment and software	6,102	5,970
Buildings and improvements	14,115	11,064
Land	1,949	—

Sub-total	55,818	50,390
Less: Accumulated depreciation and amortization	(28,965)	(23,964)

Total	$26,853	$26,426

     In July 2004, the Company completed the purchase of a building in Fremont, California for $4.8 million in cash to house its U.S. operation. The facility consists of approximately 52,000 square feet.

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2005	2004
Accrued liabilities:
Payroll and related expenses	$676	$684
Accrued sales commission	307	971
Accrued warranty	960	700
Accrued restructuring costs	182	1,795
Remaining amounts payable for acquisitions	683	750
Other	4,045	3,190

Total	$6,853	$8,090

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

     Changes in the warranty liability, which is included as a component of “accrued liabilities” on the condensed consolidated balance sheet, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Balance at beginning of period	$960	$700	$700	$700

Accrual for warranties issued during the period	169	210	762	630

Adjustments related to pre-existing warranties including expirations and changes in estimates	(128)	(42)	(315)	(66)

Cost of warranty repair	(41)	(168)	(187)	(564)

Balance at end of period	$960	$700	$960	$700

10. Restructuring Costs and Other Charges. A summary of the changes in accrued restructuring costs in the nine months ended March 31, 2005 is as follows (in thousands):

Consolidation of
Excess Facilities
and Other Charges
Balance at June 30, 2004	$1,899
Less: accrued restructuring costs, current	1,795

Accrued restructuring costs, non current	104

Cash payments	(535)

Balance at September 30, 2004	1,364
Less: accrued restructuring costs, current	1,343

Accrued restructuring costs, non current	21

Cash payments	(636)

Balance at December 31, 2004	728
Less: accrued restructuring costs, current	728

Accrued restructuring costs, non current	—

Cash payments	(546)

Balance at March 31, 2005	182
Less: accrued restructuring costs, current	182

Accrued restructuring costs, non current	$—

11. Stock-Based Compensation. The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation plans as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 and valued using the Black-Scholes option-pricing model.

     The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net loss as reported	$(359)	$(1,453)	$(3,515)	$(5,818)
Stock-based employee compensation expense included in reported net loss	22	379	127	1,554
Pro forma stock compensation expense computed under the fair value method for all awards	(660)	(1,522)	(2,631)	(4,894)

Pro forma net loss	$(997)	$(2,596)	$(6,019)	$(9,158)

Basic and diluted net loss per share, as reported	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Pro forma basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

     The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Risk-free interest rate	3.31%	3.01%	3.31%	3.27%
Expected life of option	4 years	4 years	4 years	4 years
Expected dividends	0%	0%	0%	0%
Volatility	55%	70%	55%	70%

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions. As of March 31, 2005, repurchases of an aggregate of $35.2 million of the Company’s common stock have been made under the Company’s repurchase program. The Company did not repurchase any common stock during the nine-month period ended March 31, 2005.

13. Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS No. 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

     SFAS No. 123(R) is effective beginning in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 123(R) could have a material impact on the Company’s financial position, results of operations and cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company believes the adoption of SFAS No. 151 will not have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The Company believes the adoption of SFAS No. 153 will not have a material impact on its financial position, results of operations or cash flows.

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

     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to reimbursement of the Company’s insurer up to the amount remaining under the deductible of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a formal settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously.

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

15. Merger Fees. On October 28, 2004, the Company and its newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, the Company was to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, the Company and EZconn agreed to terminate all agreements relating to the Company’s proposed acquisition of EZconn, due to recent market changes and competitive circumstances. The Company and EZconn entered into a settlement agreement whereby EZconn paid $2.0 million to the Company in termination fees. The Company incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the three and nine months ended March 31, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2004 as filed with the Securities and Exchange Commission on September 10, 2004.

     In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), the Shanghai operation was accounted for as a discontinued operation. In May 2004, one year following the planned sale of our Shanghai operation and after considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we have decided not to dispose of this facility and have returned it to continuing operations. Operating results of the Shanghai operation have been reclassified from discontinued to continuing operations for all periods presented.

Overview

     We provide design, integration and Optical Manufacturing Solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical Dense and Coarse Wavelength Division Multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, we offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. Our broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in Fremont, California. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication sector. This includes known contracts being placed by end users with our current or potential new customers. Over the past several quarters, we have noticed a general increase in spending activity in the telecommunications sector as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for growth in our revenues. However, our belief that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers, we would need to be selected as a potential vendor and, subsequently, would need to demonstrate we can meet all of the order and quality requirements of our current or potential new customers. To the extent we receive new orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

Revenues. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 160 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into two major groups: (i) bandwidth creation products, which include wavelength expansion and optical amplification products; and (ii) bandwidth management products, which include wavelength performance monitoring and protection, and optical switching products. A majority of our revenues are derived from sales of our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

Acquisition. On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we were to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn entered into a settlement agreement whereby EZconn paid $2.0 million to us in termination fees. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the three and nine months ended March 31, 2005.

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

Results of Operations

     Revenues:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Revenues	$8,421	$9,200	$(779)	(8.5)%	$25,473	$24,639	$834	3.4%

     The decrease in revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to a decline in sales to selected customers as a result of manufacturing-related problems at our China manufacturing facilities and decreases in average selling prices of our products. We have identified and believe we have remedied these manufacturing-related problems. However, we have no assurance that we can prevent such problems from reoccurring in the future. In addition, we have no assurance that the customers who were affected by our manufacturing-related problems will continue to place orders with us in the future. The increase in revenue for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to increased unit shipments of our wavelength expansion products to existing and new customers primarily as a result of a general increase in spending activity in the telecommunications industry. This increase was partially offset by a decline in revenue from selected customers due to manufacturing-related issues at our China facilities as well as decreases in the average selling prices of our products during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2005 and this trend may continue in future periods. We also expect our revenue in the fourth quarter of fiscal 2005 to increase slightly compared to the third quarter of fiscal 2005.

     Gross Profit:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Gross profit	$2,161	$3,080	$(919)	(29.8)%	$6,294	$7,716	$(1,422)	(18.4)%
Gross margin	25.7%	33.5%			24.7%	31.3%

     The decrease in gross profit for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to a decrease in revenue, higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations and a higher excess inventory charge, partially offset by a benefit as a result of the resolution of vendor liabilities. Our gross profit for the three months ended March 31, 2005 and 2004 was positively impacted by the unexpected sale of fully reserved inventory of $86,000 and $167,000, respectively. Unexpected sales of fully reserved inventory has decreased over the past several quarters except for the third quarter of fiscal 2005. However, we have no way of predicting the amount of such sales in the future, if any.

     The decrease in gross profit for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to a smaller benefit from the unexpected sales of fully reserved inventory, higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations, a higher excess inventory charge and higher warranty expenses, partially offset by greater revenue. Our gross profit for the nine months ended March 31, 2005 and 2004 was positively impacted by the unexpected sale of fully reserved inventory of $190,000 and $922,000, respectively. The increase in warranty expense was due to manufacturing-related problems at our China manufacturing facilities.

     Our gross margin decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to a higher excess inventory charge, lower revenue resulting in higher manufacturing costs relative to our production volume and higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations, partially offset by a benefit as a result of the resolution of vendor liabilities. Our gross margin decreased for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 due to a smaller benefit from the unexpected sales of fully reserved inventory, higher depreciation expense resulting from the return of our Shanghai operation to continuing operations from discontinued operations and a higher excess inventory charge.

     We expect our gross margin in the fourth quarter of fiscal 2005 to remain approximately the same as our gross margin in the third quarter of fiscal 2005.

     Research and Development:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Research and development	$1,929	$1,993	$(64)	(3.2)%	$5,631	$5,416	$215	4.0%

     The decrease in research and development expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to lower depreciation expense partially offset by higher non-recurring engineering charges. The increase in research and development expenses for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to higher personnel costs as a result of the acquisitions of RedClover Networks, Inc., Accumux Technologies, Inc. and Gigabit Optics Corporation in fiscal 2004 and higher non-recurring engineering charges, partially offset by lower depreciation expense and lower non-cash compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expenses to remain approximately flat in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005.

     Sales and Marketing:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Sales and marketing	$935	$968	$(33)	(3.4)%	$2,894	$2,603	$291	11.2%

     The decrease in sales and marketing expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to lower non-cash compensation expense. The increase in sales and marketing expenses for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to a one-time settlement of commission payable to an external sales representative in the second quarter of fiscal 2005. We expect our quarterly sales and marketing expenses to remain approximately flat in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005.

     General and Administrative:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
General and administrative	$1,540	$1,647	$(107)	(6.5)%	$4,918	$5,970	$(1,052)	(17.6)%

     The decrease in general and administrative expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to lower non-cash compensation expense. The decrease in general and administrative expenses for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to lower non-cash compensation expense and no expenses incurred in connection with the exploration of strategic business opportunities, partially offset by increased legal and settlement costs resulting from two legal issues. In the nine months ended March 31, 2004, we incurred $890,000 of expenses associated with the exploration of strategic business opportunities. We expect our general and administrative expenses to increase in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005 due to professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     Non-Cash Compensation Expense:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Non-cash compensation expense	$22	$379	$(357)	(94.2)%	$127	$1,554	$(1,427)	(91.8)%

     From July 1, 1998 through March 31, 2005, we have recorded an aggregate of $59.0 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The decreases in non-cash compensation expenses for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004 were primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, which results in higher compensation expense in the earlier vesting periods of the related options.

     Restructuring Costs and Other Charges. A summary of the changes in accrued restructuring costs in the nine months ended March 31, 2005 is as follows (in thousands):

Consolidation of
Excess Facilities
and Other Charges
Balance at June 30, 2004	$1,899
Less: accrued restructuring costs, current	1,795

Accrued restructuring costs, non current	104

Cash payments	(535)

Balance at September 30, 2004	1,364
Less: accrued restructuring costs, current	1,343

Accrued restructuring costs, non current	21

Cash payments	(636)

Balance at December 31, 2004	728
Less: accrued restructuring costs, current	728

Accrued restructuring costs, non current	—

Cash payments	(546)

Balance at March 31, 2005	182
Less: accrued restructuring costs, current	182

Accrued restructuring costs, non current	$—

     In-Process Research and Development (“IP R&D”):

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
In-process research and development	$—	$704	$(704)	N/A	$—	$1,565	$(1,565)	N/A

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

     Interest and Other Income, Net:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
Interest and other income, net	$1,193	$800	$393	49.1%	$3,044	$1,926	$1,118	58.0%

     The increases in interest income for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004 were primarily due to higher yields on our investments. The average rate of return for the three months ended March 31, 2005 was 2.5% as compared to the average rate of return of 1.5% for the three months ended March 31, 2004.

     (Loss) Gain on Disposal of Assets:

(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2005	2004			2005	2004
(Loss) gain on disposal of assets	$(168)	$(20)	$(148)	740.0%	$(177)	$105	$(282)	(268.6)%

     We recorded losses of $168,000 and $177,000 for the three and nine months ended March 31, 2005, respectively, and a loss of $20,000 and a gain of $105,000 for the three and nine months ended March 31, 2004, respectively, from the disposal of fixed assets and intangible assets less than or greater than the carrying amount of these assets.

     Provision for Income Taxes. We have recorded a gross deferred tax asset of $56.4 million as of March 31, 2005, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

     Merger Fees. On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we were to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn entered into a settlement agreement whereby EZconn paid $2.0 million to us in termination fees. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the three and nine months ended March 31, 2005.

     Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $24.3 million in common stock repurchases, net of proceeds from the exercise of stock options, employee stock purchase plan and warrants through March 31, 2005. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems, Inc. of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of our common stock upon the closing of our initial public offering in October 2000. As of March 31, 2005, we had cash, cash equivalents and short-term and long-term investments of $185.6 million and working capital of $133.9 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the fourth quarter of fiscal 2005 will be comparable with the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal year 2005.

     Nine Months Ended March 31, 2005

     Our operating activities provided cash of $1.3 million in the nine months ended March 31, 2005 as a result of our net loss for the nine months ended March 31, 2005 of $3.5 million adjusted by $7.1 million primarily for the non-cash charges of depreciation and amortization, amortization of premium on investments and amortization of deferred stock compensation, partially offset by a net change in assets and liabilities of $2.3 million. On January 17, 2005, we and EZconn Corporation (“EZconn”) agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. According to the termination agreement with Ezconn, Ezconn paid us $2.0 million in termination fees in January 2005. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the nine months ended March 31, 2005.

     In the nine months ended March 31, 2005, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories and accrued liabilities and accrued restructuring costs. Accounts receivable provided $410,000 of cash primarily due to decreased shipments during the three months ended March 31, 2005 compared to the three months ended June 30, 2004 even though days sales outstanding in accounts receivable ended the third quarter of fiscal 2005 at 77 days, as compared to 71 days at the end of the fourth quarter of fiscal 2004.

     Inventories used $1.3 million of cash during the nine months ended March 31, 2005 primarily due to purchases of inventory to address longer lead time for materials as well as increased customer demands in the next quarter.

     Accrued liabilities and accrued restructuring costs consumed $1.3 million in cash in the nine months ended March 31, 2005 as we paid for obligations we had accrued at the time we incurred restructuring charges. The payments were primarily for operating leases of excess facilities.

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

     Our investing activities used cash of $29.8 million in the nine months ended March 31, 2005. The net cash used in investing activities in the nine months ended March 31, 2005 was primarily due to purchases of investments of $125.5 million, partially offset by sales of investments of $101.7 million. We invested a significant amount of our excess cash to purchase investments in the nine months of fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $4.8 million to purchase a building in Fremont, California to house our US operations and approximately $1.2 million to purchase equipment primarily for our Shanghai operation in the nine months ended March 31, 2005. During the remaining three months of fiscal 2005, we expect to use approximately $400,000 for capital expenditures worldwide.

     Our financing activities provided cash of $641,000 in the nine months ended March 31, 2005, primarily due to proceeds from issuance of our common stock of $710,000 in connection with the exercise of stock options and the employee stock purchase plan and partial repayment of a note receivable from a stockholder of $12,000, partially offset by repayment of capital lease obligations of $81,000.

     Nine Months Ended March 31, 2004

     Our operating activities used cash of $1.0 million in the nine months ended March 31, 2004 as a result of our net loss of $5.8 million during the period, adjusted by $9.5 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation and in-process research and development, partially offset by a net change in assets and liabilities of $4.7 million.

     In the nine months ended March 31, 2004, the changes in assets and liabilities were primarily the result of changes in accounts receivable, inventory and accrued liabilities and accrued restructuring costs. Accounts receivable used $2.1 million of cash primarily due to increased shipments during the nine months ended March 31, 2004. Days sales outstanding in accounts receivable ended the third quarter of fiscal 2004 at 68 days, as compared to 72 days at the end of the fourth quarter of fiscal 2003.

     Inventories used $1.2 million of cash during the nine months ended March 31, 2004 primarily as a result of increased volumes of sales and associated purchases of inventory required to meet customer demand.

     Accrued liabilities and accrued restructuring costs consumed $1.4 million in cash in the nine months ended March 31, 2004 as we paid for obligations we had accrued at the time we incurred restructuring charges. The payments were primarily for operating leases of excess facilities.

     Our investing activities used cash of $26.7 million in the nine months ended March 31, 2004. The net cash used by investing activities in the nine months ended March 31, 2004 was primarily due to purchases of investments of $165.7 million, partially offset by sales of investments of $138.3 million and proceeds from sales of property and equipment of $500,000.

     Our financing activities provided cash of $2.2 million in the nine months ended March 31, 2004 primarily due to proceeds from the issuance of our common stock of $3.5 million in connection with the exercise of stock options and employee stock purchase plan, partially offset by repayment of capital lease obligations of $1.4 million.

Contractual Obligations

     Our contractual obligations as of March 31, 2005 have been summarized below (in thousands):

	Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years
Contractual Obligations
Operating leases	$238	$236	$2
Purchase obligations	3,539	3,539	—

Total	$3,777	$3,775	$2

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS No. 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

     SFAS No. 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of SFAS No. 123(R) could have a material impact on our financial position, results of operations and cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We believe the adoption of SFAS No. 151 will not have a material impact on our financial position, results of operations or cash flows.

     On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006. We believe the adoption of SFAS No. 153 will not have a material impact on our financial position, results of operations or cash flows.

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

     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $3.5 million, $6.4 million, $36.8 million and $68.4 million for the nine months ended March 31, 2005 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. We have not achieved profitability on a quarterly or annual basis since inception. As of March 31, 2005, we had an accumulated deficit of $228.0 million. Moreover, we will need to generate significantly greater revenues while controlling costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability. We may also continue to incur significant operating losses if the markets for our products do not grow.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 62%, 64%, 69%, 56% and 49% of our revenues in the three and nine months ended March 31, 2005 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Flextronics Canada, Inc. (“Flextronics”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenues for the three months ended March 31, 2005. For the three months ended March 31, 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel Networks Corporation (“Nortel”). Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the three months ended March 31, 2005. For the three months ended March 31, 2005, a substantial portion of our shipments to Marubun were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”). Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the three months ended March 31, 2005. Nortel, including sales through Flextronics, and Fujitsu, including sales through Marubun, together accounted for approximately 40% of our revenues in the three months ended March 31, 2005. Nortel and Hua Wei Technologies Co. Ltd. (“Hua Wei”) each accounted for greater than 10% of our revenues for the nine months ended March 31, 2005. Nortel, including sales through Flextronics, and Hua Wei together accounted for approximately 43% of our revenues for the nine months ended March 31, 2005.

     Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. (“Tellabs”). Through Sanmina and through direct sales, Tellabs accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun were to fulfill purchase orders placed by Fujitsu through

Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that we will continue to depend upon a small number of customers, although potentially not the same customers, for a substantial portion of our revenues. For instance, Tellabs accounted for greater than 10% of our revenues for the quarter ended June 30, 2004, March 31, 2004 and December 31, 2003 and the fiscal year ended June 30, 2004, respectively. However, it did not account for greater 10% of our revenues for the quarters ended March 31, 2005, December 31, 2004 and September 30, 2004.

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

     We manufacture substantially all of our products in our facilities in Zhuhai and Shanghai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources to effectively manage our manufacturing activities in China. We have in the past received unexpectedly large numbers of product returns due to manufacturing defects in our products. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated manufacturing defects in our subsystem products and, as a result, increased our warranty reserves. We have identified and believe we have remedied these problems. However, if we cannot prevent these problems from reoccurring, we may lose customers and revenue, and our operating results will be severely harmed.

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

     Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in these networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated defects in our subsystem products and, as a result, increased our warranty reserves. Errors, defects, incompatibilities or other problems with our products could result in:

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

     Our customers’ continued outsourcing may result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other source of components, which could harm our operating results.

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

     As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and often do not place any orders in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.

Because we depend on third parties to supply some of our raw materials and equipment, we may not be able to obtain sufficient quantities of these materials and equipment, or these materials may become unavailable due to technological changes, which could limit our ability to fill customer orders and harm our operating results.

     Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. Furthermore, some of our suppliers are competitors who may chose not to supply raw materials to us in the future, or who may sell their capability to parties that may be adverse to our goals. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could adversely effect our business and operating results, impair the reliability of our financial statements, cause us to delay filing our Annual Report on Form 10-K for fiscal 2005, harm our reputation and adversely effect our stock price.

     Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K for fiscal 2005 (the “2005 Form 10-K”). Management’s Report on Internal Control Over Financial Reporting must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that our management has identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the 2005 Form 10-K. Our management has determined that the Company should implement improvements to certain of the Company’s internal control processes and procedures. Our management has not concluded that any material weaknesses exist as of March 31, 2005 with respect to those internal control processes and procedures that the Company’s management has determined should be improved. However, there can be no assurance that our management will not conclude that material weaknesses exist in our internal control over financial reporting as of June 30, 2005 or that the Company’s independent registered public accounting firm will agree with the conclusions of our management as of June 30, 2005 with respect to the Company’s internal control over financial reporting. If our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the 2005 Form 10-K that the Company’s internal control over financial reporting is effective as of June 30, 2005, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, our business and operating results could be adversely affected, the reliability of our financial statements could be impaired, we may be unable to timely file with the Securities and Exchange Commission (the “SEC”) the 2005 Form 10-K and the Company’s reputation could be harmed, any of which could adversely effect our stock price. In addition, if we are not otherwise able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market, Inc (“Nasdaq”).

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

     We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

-	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

-	economic instability.

-	any future outbreak of severe acute respiratory syndrome (“SARS”) and other epidemics or illnesses; and

-	power shortages at our manufacturing facilities in China, which may lead to production delays.

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

     In addition, events in China over which we have no control, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or a deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. Moreover, anti-Japanese sentiment in China may lead to business disruptions. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.

     A significant portion of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. To the extent that the United States dollar weakens relative to other currencies, our sales made in foreign currencies would be positively impacted, although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be negatively impacted. Conversely, to the extent that the United States dollar strengthens relative to other currencies, our sales made in foreign currencies would be negatively impacted, although intercompany payments from our China subsidiaries to our parent corporation that are made in United States dollars would be positively impacted. A number of commentators have recently suggested that a strengthening of the Chinese Renminbi relative to the United States dollar is anticipated at some point in the future; however, governmental authorities in China have been noncommittal to date. To reduce our gains and losses associated with converting foreign currencies into United States dollars, we may elect in the future to enter into foreign exchange forward contracts to hedge our foreign currency exposure. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As a result, we will continue to experience foreign currency gains and losses.

     Moreover, China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. Such shortages may also cause us to experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Under the current foreign exchange control system, sufficient foreign currency is presently available for our Chinese subsidiaries to purchase imported components or to repatriate profits to us, but as demands on China’s foreign currency reserves increase over time to meet its commitments, sufficient foreign currency may not be available to satisfy China’s currency needs.

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

     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the nine months ended March 31, 2005 and the fiscal years ended June 30, 2004, 2003 and 2002. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 62%, 65%, 67% and 66% of our revenues in the nine months ended March 31, 2005 and the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of March 31, 2005, we had 71 issued patents, 9 allowed applications awaiting issuance and 33 pending patent applications in the United States. In addition, we had 15 issued patents and 24 pending patent applications in the People’s Republic of China, 22 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of our technical and management personnel.

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

     We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to reimbursement of our insurer up to the amount remaining under the deductible of our insurance policy. In June 2004, we executed a settlement agreement with the Plaintiffs pursuant to the terms of a memorandum of understanding. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the action against us is without merit, and we intend to defend against it vigorously.

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

     In addition, from time to time we enter into transfer pricing arrangements with our subsidiaries to establish sales prices for internal distributions of goods that have the effect of allocating taxes between the parent corporation and our subsidiaries. In general, these transfer prices have not been approved by any governmental entity and, therefore, may be challenged by the applicable tax authorities. China tax authorities have recently announced that they plan to increase transfer pricing audits, and have specifically identified telecommunications companies, among others, as priority targets.

     We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese tax authorities, and the affected U.S. employees may be required to register with various Chinese governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.

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

     The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and we may need to make further changes in response to such new rules. In addition, Nasdaq has revised its requirements for companies that are Nasdaq-listed, such as the Company. We expect these developments (i) will require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

RISKS RELATED TO OUR COMMON STOCK

Insiders continue to have substantial control over us, which may negatively affect your investment.

     Our current executive officers, directors and their affiliates owned, in the aggregate, as of March 31, 2005, approximately 14.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which may be favored by our other stockholders, or entrenching current management.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.

     Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering, to March 31, 2005. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of March 31, 2005, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At March 31, 2005, we invested $66.1 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.

     As of March 31, 2005, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than three years from March 31, 2005. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. We intend to hold these long-term investments to maturity and we believe we have the ability to hold them to maturity. However, liquidating our long-term investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2005	2005	2004	2004
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$11,211	2.5%	$46,034	1.1%
Cash equivalents — fixed rate	13,974	2.7%	5,219	0.9%
Short-term investments — variable rate	5,001	2.8%	7,497	1.0%
Short-term investments — fixed rate	95,947	2.7%	71,052	1.4%
Long-term investments — variable rate	—	—	5,002	1.2%
Long-term investments — fixed rate	55,769	2.9%	50,202	2.3%

Total	$181,902		$185,006

	Expected Fiscal Year Maturity Date
	2005	2006	2007	Total	Fair Value
Long-term investments — fixed rate	$—	$10,012	$45,757	$55,769	$55,025
Average interest rate	0.0%	2.3%	3.2%	3.0%

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

ITEM 4 — CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

     In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, and subject to the limitations described under “-Limitations on the Effectiveness of Controls and Procedures” below, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

     Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company’s management is reviewing the Company’s internal control processes and procedures in preparation for the issuance by management of its report on the Company’s internal control over financial reporting as of June 30, 2005, which will be included in the Company’s Annual Report on Form 10-K for fiscal 2005 as required under Section 404 of the Sarbanes-Oxley Act of 2002. As a result of its review, the Company’s management has determined that the Company should implement improvements to certain of the Company’s internal control processes and procedures. In particular, the Company’s management intends to further strengthen access controls to sensitive financial systems, subsystems and data, improve documentation of testing financial application changes, further segregate duties in critical functional areas, and strengthen control procedures and practices over financial reporting processes. The Company’s management has not concluded that any material weaknesses exist as of March 31, 2005 with respect to those internal control processes and procedures that the Company’s management has determined should be improved, although there can be no assurance that Company’s management will not reach such a conclusion, or conclude that other material weaknesses exist, in connection with the assessment to be conducted by the Company’s management as required under Section 404 of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Risks Relating to Our Business - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could adversely effect our business and operating results, impair the reliability of our financial statements, cause us to delay filing our Annual Report on Form 10-K for fiscal 2005, harm our reputation and adversely effect our stock price.”

     Limitations on the Effectiveness of Controls and Procedures. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and procedures, internal control over financial reporting and related procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, the Company’s control system is designed to provide reasonable, not absolute, assurance that the objectives of the control system are met. As set forth above, the Company’s CEO and CFO have concluded, based on their evaluation as of March 31, 2005, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure controls and procedures were met.

PART II. OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

     None.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 — OTHER INFORMATION

     On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn

Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we were to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn entered into a settlement agreement whereby EZconn paid to us $2.0 million in termination fees. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction.

ITEM 6 — EXHIBITS

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

OPLINK COMMUNICATIONS, INC.

(Registrant)

DATE: May 13, 2005	By:	/s/ Bruce D. Horn
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