Form 10-K
period 2005-07-03
OPLINK COMMUNICATIONS INC
filed 2005-09-23
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-31581

OPLINK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 77-0411346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46335 Landing Parkway, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(510) 933-7200
Securities registered pursuant to Section 12(b) of the Act:
Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant, as of December 31, 2004 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $180,009,731 based upon the closing price reported for such date by the Nasdaq National Market. For purposes of this disclosure, an aggregate of 56,781,061 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.
      As of August 31, 2005, approximately 149,002,230 shares of the registrant’s common stock, $0.001 par value, were outstanding.
Documents Incorporated by Reference:
      The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement to be issued for its 2005 Annual Meeting of Stockholders, within 120 days after July 3, 2005, the end of the registrant’s fiscal year.

OPLINK COMMUNICATIONS, INC.
Form 10-K
July 3, 2005

Part I
      This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
      Through internal research and development we have developed over 170 standard products that are sold or integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation and management applied to all segments of the fiber optic network infrastructure including access, metro, and long haul.
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
      By combining in-house technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems and component solutions to meet the specific design needs of customers. Our U.S. headquarters are third-party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia compliance standards. Our manufacturing operations in Zhuhai and Shanghai, China are third-party certified to the TL9001, ISO14001 and ISO 9001-2000 standards.
      We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996. Our common stock has been quoted on the Nasdaq National Market under the symbol “OPLK” since our initial public offering in October 2000. Our corporate headquarters are located at 46335 Landing Parkway, Fremont, California 94538. Our website is available on the Internet at www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.
      We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      On January 1, 2001, we adopted a fiscal year which ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. In this report, for presentation purposes, we present each fiscal year as if it ended on June 30, and each fiscal quarter as if it ended on September 30, December 31 or March 31, as the case may be. For more information, please see Note 1 of the notes to consolidated financial statements included at the end of this report.
Products and Technologies
      We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation and bandwidth management. Some of our products have attributes that combine both of these functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network. Sales of our bandwidth creation products accounted for 83%, 81% and 88% of our revenues in the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

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
      Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that are designed to enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

•	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters and arrayed wave guides, or AWGs. Our solutions are available in a variety of channel spacings.

•	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end.

•	Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within Mux/ Demux or Optical Add/ Drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

•	DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.
      Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber along traditional long haul networks. In emerging access or metro networks, optical signals lose power at add drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFA fiber amplifiers and the components used in EDFA and Raman amplifier designs. Our optical amplification products include the following:

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
      We offer the following products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency:

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
      Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations. Our optical switching and routing products include the following:

•	Switches. Optical switches are devices that can direct optical signals to different end destinations.

•	Optical Add/ Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

•	Reconfigurable OADMs. Reconfigurable OADMs combine OADM functionality, optical wavelength selective switching and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

•	Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications and used in DWDM fiber grating based wavelength expansion products.
      Wavelength Conditioning Products. For reliable fiber optic communication systems, the light signal intensity needs to be controlled. For example, excess input power can overload the receivers and an optical attenuator is used to reduce the input signal to the level required by the receiver. Wavelength conditioning products are used in optical networks along with DWDM multiplexers and demultiplexers, optical amplifiers, and re-configurable optical add drop multiplexers to provide the power control functions. Our wavelength conditioning products include the following:

•	Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have equal power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

•	Variable Multiplexers. Variable Multiplexers combine multiple ITU channel signals along with the function of adjusting the power level. The subsystems attenuate the power level of individual ITU signal to achieve equalization of the spectrum or blocking specific channel.

•	Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then multiplex these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.
Customers
      We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2005, we sold our products to over 223 companies worldwide.
      Our top five customers, although not the same five customers for each period, together accounted for 63%, 69% and 56% of our revenues in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Nortel Networks Corporation (“Nortel”), Flextronics Canada, Inc. (“Flextronics”) and Hua Wei Technologies Co. Ltd. each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by

Nortel. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See Note 2 “Concentration of Credit Risk,” of Notes to Consolidated Financial Statements.
Backlog
      We define backlog to include orders for which we expect to recognize revenues within the succeeding twelve months. Historically, through early calendar 2001, a substantial portion of our net revenues in any fiscal period has been derived from orders in backlog. However, due to the downturn in the fiber optics industry, we are substantially dependent upon orders we receive and fill on a short-term basis. Therefore, we do not believe that backlog is a reliable indicator of our future revenues for the next year. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, our backlog, as of any particular date, may not be representative of actual sales for any succeeding period.
Marketing, Sales and Customer Support
      We market and sell our products through both direct sales and distribution channels, including one domestic and six international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2005, we employed 24 people in sales, marketing and customer service and support in the U.S. and 8 people in sales and marketing in our Zhuhai, China facility, who manage key customer accounts and support our direct sales force, sales representatives and distributors. Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.
Product Development
      As of June 30, 2005, we had 106 engineers, 19 of whom hold Ph.D. degrees, involved in research and development of our products. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.
      Our primary component development center is located in Zhuhai, China, our subsystem development center is located in Fremont, California, and our access market system development center is located in Shanghai, China. Our research and development expense, including non-cash compensation expense, was $7.2 million, $7.5 million and $8.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. We spend a substantial proportion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems and components and to develop new technologies and products to serve the current and next-generation communication markets.

Manufacturing
      We currently manufacture substantially all of our subsystems and components at our manufacturing facilities in China. We maintain a pilot line at our headquarters in Fremont, California. During the fiscal year ended June 30, 2003, we completed the transfer of manufacturing processes and assembly operations to our facility in the Zhuhai Free Trade Zone, China from the United States.
      Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 170,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining areas that are in excess of our current requirements.
      We lease two facilities located in Shanghai, China, which are used for administration, manufacturing and research and development. Our Shanghai facilities total approximately 55,000 square feet. The leases for these two facilities expire in July 2008.
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
Quality
      We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. This system is based on the international standard ISO 9001. Our U.S. headquarters have been modeled after the ISO 9001-1994 quality standard in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai and Shanghai, China are both third-party certified to the ISO 9001-2000 standard. In addition, our Zhuhai facility has recently been third-party certified to both the TL 9000 Telecommunications quality standard and the ISO 14001 Environmental management standard.
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
Intellectual Property
      As of June 30, 2005, we have been granted 72 issued patents, have 6 allowed applications awaiting issuance and have 29 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. All issued patents for our core technology will not expire for at least a decade. In addition, we currently have 15 issued patents and 25 pending patent applications in the People’s Republic of China, 23 of which are counterparts to U.S. patents or patent applications.
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

Employees
      As of June 30, 2005, we had 79 full-time employees located in the United States and 1,467 full-time employees located in China. None of our employees in the United States are represented by a labor union. All of our employees in Zhuhai are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Financial Information About Geographic Areas
      The geographic breakdown of revenues by customer destination is as follows (in thousands):

	Years Ended June 30,

	2005	2004	2003

Revenues:
United States	$5,323	$3,534	$9,751
Europe	6,905	6,063	4,308
Asia	11,255	8,998	7,244
Canada	10,872	15,733	1,440

Totals	$34,355	$34,328	$22,743

      The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,

	2005	2004

United States	$7,037	$4,500
People’s Republic of China	18,260	21,926

Totals	$25,297	$26,426

Executive Officers
      The following table sets forth certain information regarding our executive officers as of August 31, 2005:

Name	Age	Position

Joseph Y. Liu	54	Chief Executive Officer, President and Director
Bruce D. Horn	54	Chief Financial Officer and Treasurer
Chi-Min (James) Cheng	59	General Manager, China/Macau
River Gong	42	Vice President, Sales
      Joseph Y. Liu, one of our founders, has served as our Chief Executive Officer and President since October 2002, and has served as a member of our Board of Directors since our inception in 1995. Previously, Mr. Liu served as our Chief Executive Officer from September 1999 to November 2001, and served as our Chairman of the Board of Directors from our inception in 1995 through May 2000 and again from November 2001 to August 2002. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu also serves as a director of InterVideo, Inc., a DVD software provider. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.
      Bruce D. Horn has served as our Chief Financial Officer and Treasurer since April 2000. Prior to joining Oplink, Mr. Horn was a consultant at The Brenner Group, a consulting firm, from February 2000 to April 2000. From January 1993 to February 2000, Mr. Horn was the Vice President of Finance and Chief Financial Officer, and from March 1991 to January 1993 he was Director of Finance and Chief Financial Officer, of

Larscom Incorporated, a telecommunications company. Mr. Horn received his B.A. in Accounting from the University of Northern Iowa, and his M.B.A. in Finance from California State University, East Bay.
      Chi-Min (James) Cheng has served as our General Manager, China/ Macau since May 2005. From June 2003 to February 2005, Mr. Cheng was as a consultant for Stratum Technologies, Inc. in Cleveland, Ohio. From June 1997 to June 2003, Mr. Cheng served as the Country Manager and Factory General Manager at RAE Systems Inc. in Shanghai (Jiading) China. Mr. Cheng received his B.S. in Mechanical Engineering from Taugtong University, Taiwan.
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
Directors
      The following table sets forth certain information regarding our directors as of August 31, 2005:

Name	Age	Position

Joseph Y. Liu	54	Chief Executive Officer, President and Director
Herbert Chang	43	Chairman of the Board of Directors
Chieh Chang	53	Director
Jesse W. Jack	69	Director
Leonard J. LeBlanc	64	Director
      Joseph Y. Liu’s biography is set forth above under “Executive Officers.”
      Herbert Chang has been a member of our Board of Directors since August 1996 and became the chairman of the board in August 2002. Since April 1996, Mr. Chang has been President of InveStar Capital Inc., a technology venture capital management firm based in Taiwan. From 1994 to 1996, Mr. Chang was Senior Vice President at WK Technology Fund, a venture capital fund. Mr. Chang serves on the board of directors of Marvell Technology Group Ltd., a manufacturer of integrated circuits for communications-related markets, Vialta, Inc., a home entertainment and communications products company and Monolithic Power Systems, Inc., a semiconductor company. Mr. Chang received his B.S. from National Taiwan University and his M.B.A. from National Chiao-Tung University in Taiwan.
      Chieh Chang has been a member of our Board of Directors since September 1995. From February 2000 to February 2003, Mr. Chang has served as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang serves on the board of directors of Genesis Microchip, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from University of California, Los Angeles.
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
      Leonard J. LeBlanc has been a member of our Board of Directors since July 2000. Since August 2000, Mr. LeBlanc has been on the Board of Directors of eBest Inc., a private software company providing collaborative business management solutions. From February 2001 to September 2003, Mr. LeBlanc was Vice

President of Corporate Development and Acting Chief Financial Officer of eBest Inc. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc also serves on the board of directors of AXT, Inc., a company involved with the manufacture and sale of high-performance compound semiconductor substrates. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his master’s degree in finance from George Washington University.
RISK FACTORS
      In addition to the risks discussed in “Business” or “Management’s Discussion of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

We have incurred significant losses, and our failure to increase our revenues while controlling costs and operating expenses could prevent us from achieving profitability.
      We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $2.6 million, $6.4 million and $36.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we have not achieved profitability on a quarterly or annual basis since inception. As of June 30, 2005, we had an accumulated deficit of $227.1 million. Moreover, we will need to generate significantly greater revenues while controlling costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability. We may also continue to incur significant operating losses if the markets for our products do not grow.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
      We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 63%, 69% and 56% of our revenues in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Nortel Networks Corporation (“Nortel”), Flextronics Canada, Inc. (“Flextronics”) and Hua Wei Technologies Co. Ltd. each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period.
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
      It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products or increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
      Additional risks associated with managing our manufacturing processes and capability in China include:

•	a potential lack of availability of qualified management and manufacturing personnel;

•	our ability to maintain quality;

•	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations;

•	our ability to procure the necessary raw materials and equipment on a timely basis; and

•	our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.
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
      We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the effects of the economic downturn and overall reduced capital spending in the communications industry since year 2000, our ability to acquire new customers or to obtain additional orders from existing customers has been impeded. If these market conditions continue for a prolonged period, our ability to sustain or grow our business in the future may be substantially diminished compared to our historical rate of growth. Moreover, although we have noticed a general increase in spending activity in the communications industry over the past several quarters, we cannot assure you that this spending activity will continue at its current rate or at all, or that we will benefit from this spending activity.
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
      Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the effects of the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. Furthermore, some of our suppliers are competitors who may chose not to supply raw materials to us in the future, or who may sell their capability to parties that may be adverse to our goals. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could adversely affect our business and operating results, impair the reliability of our financial statements, cause us to delay filing our periodic reports with the SEC, harm our reputation and adversely affect our stock price.
      Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. Management’s Report on Internal Control Over Financial Reporting must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that our management has identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent accountants have concluded that no material weaknesses in our Company’s internal control over financial reporting exist as of June 30, 2005, we can not assure you that this will be the case in the future periods. If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that the Company’s internal control over financial reporting is effective as of the end of such fiscal year, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, our business and operating results could be adversely affected, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and the Company’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.
      Changes in existing accounting rules or practices, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, for purposes of our 2005 fiscal year quarterly and annual financial reports, we were not required to expense stock-based compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. However, there have been recent changes to the Financial Accounting Standards Board (“FASB”) guidelines relating to accounting for stock-based compensation that will increase our compensation expense effective as of the start of our 2006 fiscal year on July 1, 2005, which could make our net income/loss less predictable in any given reporting period and could harm our business. To mitigate future impact, we may revise our equity compensation program, which may negatively impact our ability to attract and retain highly skilled employees.

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
      The communications industry is characterized by rapid technological changes, frequent new product introductions, changes in customer requirements and evolving industry standards. As a result, the introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products obsolete. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating and planar lightwave circuits. Additionally, a new technology is being developed in the design of equalization and switching, known as microelectro-mechanical systems, that will compete with the bulk micro-optics that we incorporate into our product. Our future success depends on our ability to anticipate market needs and to develop products that address those needs.
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
      In addition, we recently expanded our operations to include optical manufacturing services. We cannot, however, assure you that we will be able to successfully manage our manufacturing capabilities to produce quality products in a cost-effective manner or gain market acceptance with respect to any optical manufacturing service offerings. In addition, because profit margins with respect to optical contract manufacturing services may be smaller than the margins applicable to our current and past product offerings, our gross margins may decline and our financial results may be harmed as a result of our provision of such services.

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
      We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

•	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	unexpected changes in regulatory or certification requirements for optical systems or networks;

•	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

•	economic instability.

•	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

•	power shortages at our manufacturing facilities in China, which may lead to production delays.
      To the extent that such disruptions interfere with our commercial activities, our results of operations could be harmed.
      Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. In April 2004, Chinese leaders noted concerns regarding China’s recent economic growth and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. On October 28, 2004, the People’s Bank of China, China’s central bank, announced that it would raise both lending and deposit interest rates 0.27 percentage points effective October 29, 2004. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.
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
      A significant portion of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalues Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revaluated at the beginning of the fiscal year at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on the company’s reported results would have been to increase net loss by approximately $75,000. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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

If tax benefits available to our subsidiaries located in China are reduced or repealed or our China subsidiaries fail to meet the requirements for utilizing such tax benefits, our financial condition and operating results could suffer.
      Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and a 50% reduction in the national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Furthermore, under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three-year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. However, the Chinese government recently announced that preferential tax treatment for foreign enterprises may be repealed beginning in 2006. In order to qualify for such benefits, a foreign investment enterprise must be operated continuously for ten years. In the past our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to meet the operation requirement due to events outside of their control, they may be required to pay for income tax on past profits. If China elects to repeal or reduce the tax benefits available to us in the future or we fail to continue to qualify for the tax benefits, our financial condition and results of operations may be adversely impacted.

Our wavelength expansion products have accounted for a majority of our revenues, and our revenues could be harmed if the price of, or demand for, these products further declines or if these products fail to achieve broader market acceptance.
      We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2005, 2004 and 2003. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 63%, 65% and 67% of our revenues in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

The optical networking component industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.
      The optical networking component industry is experiencing declining average selling prices (“ASPs”) as a result of increasing competition and declining market demand. We anticipate that such ASPs will continue to decrease in the future in response to product and new technology introductions by competitors, price pressures from significant customers and greater manufacturing efficiencies achieved through increased automation in the manufacturing process. These declining ASPs have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.

If we are unable to protect our proprietary technology, our ability to succeed will be harmed.
      Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. As of June 30, 2005, we had 72 issued patents, 6 allowed applications awaiting issuance and 29 pending patent applications in the United States. In addition, we had 15 issued patents and 25 pending patent applications in the People’s Republic of China, 23 of which are counterparts to U.S. patents or patent applications. We cannot assure you that patents will be issued from pending or future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented. Rights granted under these patents may not provide us with meaningful protection or any commercial advantage. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of the attention of our technical and management personnel.

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
      From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. For example, in December 2001, Oz Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) filed a lawsuit against us and four individuals, including our former Vice President of Product Line Management, alleging trade secret misappropriation and other related claims. Under the complaint, the plaintiffs sought damages against the four individuals in the amounts of approximately $17,550,000, and against us in the amount of approximately $1,500,000, as well as enhanced damages, injunctive relief, costs and attorney fees, and other relief. We settled the lawsuit against us in August 2004 and OZ agreed to dismiss the case against us with prejudice. However, we cannot assure you that OZ will not choose to pursue further litigation against us in the future. In addition, to our knowledge, OZ is continuing to pursue its lawsuit against all of the defendants other than us, and we may be obligated to indemnify our former Vice President of Product Line Management for certain amounts in connection with her prior employment with us.
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
      The communications industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition-related expenses.

      Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations, and we may not receive the intended benefits of any future acquisition or joint venture. For example, in the fourth quarter of fiscal 2005 we recorded an impairment charge of $322,000 based on the amounts by which the carrying value of purchased intangible assets recorded in connection with the acquisition of Gigabit Optics Corporation and Accumux Technologies, Inc. exceeded their fair value. This charge negatively affected our operating results for fiscal 2005, and any of the factors listed above could harm our operating results in future periods.

We are the target of a securities class action complaint and are at risk of securities class action litigation, which will likely result in substantial costs and divert management attention and resources.
      We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the action against us is without merit and, we intend to defend against it vigorously.

Our lengthy and variable qualification and sales cycle requires us to incur substantial costs to make a sale, and if the sale does not occur then we will have incurred these expenses without obtaining increased sales.
      Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
      In addition, our customers’ product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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
      Our sales representatives and distributors are independent organizations that generally have exclusive geographic territories and generally are compensated on a commission basis. We are currently migrating some of our larger customers to direct sales. We expect that we will continue to rely on our independent sales representatives and distributors to market, sell and support many of our products for a substantial portion of our revenues. Some of our third-party sales representatives and distributors carry products of one or more of our competitors. As a result, these sales representatives and distributors may not recommend our products over competitors’ products, which could decrease our sales and harm our business.

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
      We ship inventory and other materials to and from our facilities in China and, as a result, are subject to various Chinese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with customs laws. For example, there have been inventory and other materials shipped to and from our facilities in China for which, upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by Oplink and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws.
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

Recently enacted and proposed changes in securities laws and regulations have increased and are likely to continue to increase our costs.
      The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and we may need to make further changes in response to such new rules. In addition, Nasdaq has revised its requirements for companies that are Nasdaq-listed, such as the Company. We expect these developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. For example, to implement plans and measures to comply with Section 404 of the Sarbanes-Oxley Act and other related rules, we expended significant resources and incurred significant expenses. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.
RISKS RELATED TO OUR COMMON STOCK

Insiders continue to have substantial control over us, which may negatively affect your investment.
      Our current executive officers, directors and their affiliates owned, in the aggregate, as of June 30, 2005, approximately 13.2% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which change in control may be favored by our other stockholders, or entrenching current management.

Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.
      Because of the early stage of our business and the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $40.81 to a low sales price of $0.53 during the period from October 3, 2000, the date of our initial public offering, to June 30, 2005. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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
      The price of our common stock may also be affected by general economic and market conditions, and the cost of operations in our product markets. While we cannot predict the individual effect that these factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time and could adversely affect the trading prices of our common stock.

Provisions of our charter documents and Delaware law and other arrangements may have anti-takeover effects that could prevent any change in control, which could negatively affect your investment.
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
      In addition, on March 18, 2002, our Board of Directors adopted a share purchase rights plan, which has certain additional anti-takeover effects. Specifically, the terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock. These rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
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
      In the event that we fail to meet the continued listing maintenance standards, our common stock may be delisted from The Nasdaq National Market and trade on The Nasdaq SmallCap Market or, possibly, the over-the-counter bulletin board, commonly referred to as the “pink sheets.” Such alternatives are generally considered less efficient markets and could seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of our common stock, which could materially harm our business. If we are delisted from The Nasdaq National Market, we will also face a variety of legal and other consequences that will likely negatively affect us for a variety of reasons, including, without limitation, the following:

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
      In July 2004, we purchased a building in Fremont, California, totaling approximately 51,000 square feet. The building is used for administrative, sales and marketing, and research and development. We relocated our headquarters in San Jose, California to the newly acquired building in the third quarter of fiscal 2005.
      We lease a total of approximately 13,000 square feet in San Jose, California pursuant to two leases that expire in July 2005 and October 2005, which are in excess of our current requirements and the difference between the rent we are contractually obligated to pay and sublease rental income, if any, is part of our restructuring costs and other charges.
      We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 170,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease the remaining areas that are in excess of our current requirements to third parties.
      We also lease a total of approximately 55,000 square feet in Shanghai, China. Our Shanghai facilities are used for administration, manufacturing and research and development. The leases for our Shanghai facilities expire in July 2008.
      We believe that our current facilities will be adequate for our purposes for the foreseeable future.

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
      On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, we joined in a global motion filed by all of the Issuers (among others) to dismiss the IPO Lawsuits. On October 9, 2002, the court entered an order dismissing our named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against us and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against us without leave to amend.
      In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with the Plaintiffs (described above)

agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.
      On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is our former Vice President of Product Line Management, who joined us on November 1, 2001 and whose employment with us terminated on December 17, 2002. The other three are unrelated to us. The complaint alleged trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs sought actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. In August 2004, we settled the lawsuit with respect to the claims against us and OZ agreed to dismiss the case against us with prejudice. To our knowledge OZ is continuing to pursue its lawsuit against all the defendants other than us, and we may be obligated to indemnify our former Vice President of Product Line Management for certain amounts in connection with her prior employment with us. In the event that we incur such an obligation, we believe we have obtained sufficient director and officer liability insurance to cover this contingency.
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

Market for Registrant’s Common Equity
      Our common stock has been quoted on the Nasdaq National Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low bid prices for our common stock for each period indicated:

	High	Low

Fiscal 2005:
First Quarter	$2.25	$1.46
Second Quarter	$2.27	$1.63
Third Quarter	$1.98	$1.40
Fourth Quarter	$1.72	$1.32
Fiscal 2004:
First Quarter	$2.52	$1.28
Second Quarter	$3.00	$1.88
Third Quarter	$3.18	$2.00
Fourth Quarter	$2.64	$1.60
      As of August 31, 2005 there were approximately 224 stockholders of record and the price per share of our common stock was $1.58. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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
      As of June 30, 2005, we had $186.1 million in cash, cash equivalents, short-term and long-term investments. Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, our Board of Directors has approved a program to repurchase up to an aggregate of $40.0 million of our outstanding common stock. As of June 30, 2005, we had repurchased shares of our common stock with an aggregate repurchase price of $35.2 million under this program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.

Repurchases of Equity Securities
      On September 26, 2001, our Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of our common stock. On September 19, 2002, our Board of Directors approved an increase in our buyback plan to repurchase up to an aggregate of $40.0 million of our common stock. These repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. In accordance with Rule 10b5-1 under the Securities Exchange Act, we adopted a plan in August 2002, which allows us to repurchase our shares during specified periods when we are likely to be in possession of material non-public information. As of June 30, 2005, we had repurchased shares of our common stock with an aggregate repurchase price of $35.2 million under the repurchase program.
      We did not effect any repurchases of our common stock during the fiscal quarter ended June 30, 2005.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of June 30, 2005 and 2004 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003, 2002 and 2001 are derived from audited financial statements not included in this Form 10-K. Our fiscal year ends on the Sunday closet to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2004, 2003, 2002 and 2001 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.
      In May 2003, Oplink adopted a plan to sell its Shanghai operation, and accounted for the Shanghai operation as a discontinued operation. In May 2004, Oplink determined not to dispose of this facility and returned it to continuing operations. Amounts for the periods prior to fiscal 2005 in the table below are reclassified to reflect the Shanghai operation as part of continuing operations.

	Years Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$34,355	$34,328	$22,743	$37,939	$131,815

Cost of revenues:
Cost of revenues	24,709	22,736	23,080	48,512	120,835
Non-cash compensation expense (recovery)	27	177	(415)	342	4,765

Total cost of revenues	24,736	22,913	22,665	48,854	125,600

Gross profit (loss)	9,619	11,415	78	(10,915)	6,215

Operating expenses:
Research and development:
Research and development	7,173	7,056	8,765	13,927	17,706
Non-cash compensation expense	2	448	42	984	4,390

Total research and development	7,175	7,504	8,807	14,911	22,096

Sales and marketing:
Sales and marketing	3,629	3,329	4,235	8,079	19,923
Non-cash compensation expense (recovery)	84	53	172	(328)	2,363

Total sales and marketing	3,713	3,382	4,407	7,751	22,286

General and administrative:
General and administrative	6,160	6,619	7,009	7,247	13,736
Non-cash compensation expense	110	1,011	2,074	3,716	15,120

Total general and administrative	6,270	7,630	9,083	10,963	28,856

Impairment charge	322	—	2,825	—	—
Restructuring costs and other charges	—	452	14,123	28,908	18,177
Merger fees	(904)	—	1,300	1,844	—
In-process research and development	—	1,565	—	—	793
Amortization of goodwill, intangible and other assets	185	56	78	168	3,606

Total operating expenses	16,761	20,589	40,623	64,545	95,814

Loss from operations	(7,142)	(9,174)	(40,545)	(75,460)	(89,599)
Interest and other income, net	4,591	2,665	4,016	4,713	8,414
(Loss) gain on sale of assets	(96)	68	(258)	2,373	813

Net loss	$(2,647)	$(6,441)	$(36,787)	$(68,374)	$(80,372)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.23)	$(0.42)	$(0.65)

Basic and diluted weighted average shares outstanding	148,069	145,479	158,782	162,688	124,362

	June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$186,133	$190,443	$188,103	$224,749	$246,743
Working capital	132,260	137,268	185,138	218,683	250,708
Total assets	228,246	232,903	233,743	303,194	387,902
Long-term liabilities	—	104	1,555	6,894	6,712
Total stockholders’ equity	218,544	219,702	218,716	273,281	338,007

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our anticipated revenues, gross margins and expense levels for future periods, and other statements reflecting our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “estimate” or “assume” or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption “Risk Factors” contained in Item 1 above in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
      The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.”
      On January 1, 2001, we adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. In this report, for presentation purposes, we present each fiscal year as if it ended on June 30, and each fiscal quarter as if it ended on September 30, December 31 or March 31, as the case may be. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2004 and 2003 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this report.
      In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we decided not to dispose of this facility and returned it to continuing operations. Operating results of the Shanghai operation have been reclassified from discontinued to continuing operations for periods prior to fiscal 2005.

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
      REVENUES. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 170 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the following major groups: our bandwidth creation products, which include wavelength expansion and optical amplification products; and our bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products. A majority of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.
      COST OF REVENUES. Our cost of revenues consists of raw material, salaries including stock-based compensation expense and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, manufacturing volume, our pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.
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
      SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of salaries including stock-based compensation expense and related expenses for marketing, sales, customer service and application engineering support personnel, commissions paid to internal and external sales representatives, as well as costs associated with trade shows and other marketing expenses.
      GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of salaries including stock-based compensation expense and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses.
      NON-CASH COMPENSATION EXPENSE. Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2005, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $50.2 million, of which $121,000, $1.7 million and $1.9 million was expensed during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. This expense has an impact on our net loss, but not on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period of the related stock options, as set forth in Financial Accounting Standards Board Interpretation (“FIN”) No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The deferred compensation expense related to non-employees’ stock option grants is amortized over the vesting period as set forth in FIN No. 28.
      ACQUISITIONS. On November 3, 2003, we acquired substantially all of the assets of RedClover Networks, Inc., or RedClover, an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. In addition, we spent $1.1 million in cash to settle liabilities assumed in connection with the acquisition of RedClover. We paid $150,000 upon the closing of the acquisition and $67,000 in the fiscal year ended June 30, 2005. The RedClover acquisition was accounted for under the purchase method of accounting.
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
      On March 23, 2004, we acquired substantially all assets of Gigabit Optics Corporation, or Gigabit, an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing and $650,000 was paid in the year ended June 30, 2005. The Gigabit acquisition was accounted for under the purchase method of accounting.
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

      We allocated the purchase price of acquired companies and assets to the tangible and intangible assets acquired and liabilities assumed based on their estimated fir values. We engaged independent third-party appraisal firms to assist us in determining the fair values of the assets acquired and the liabilities assumed. These valuations require management to make significant estimations and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. We noted impairment indicators during the fourth quarter of fiscal 2005 that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumux and Gigabit in fiscal 2004 may not be recoverable and performed an impairment review. As a result, we recorded an impairment charge of $322,000 based on the amounts by which the carrying amounts of these assets exceeded their fair value. We determined fair value of the intangible assets based on discounted future cash flows.

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

Revenue Recognition and Product Returns
      We recognize revenue using the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101 “Revenue Recognition in Financial Statements,” and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, we recognize revenue from product sales upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue associated with contract-related cancellation payments from customers when a formal agreement is signed or a purchase order is issued by the customer covering these payments and we determine the collectibility of the cancellation payments to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

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

Allowance for Doubtful Accounts
      Our accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, nor are we able to predict whether a customer experiencing financial difficulties will ultimately pay us the amounts owed. If the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances, which would negatively affect our operating results in that period. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience, which would positively increase our operating results in the future periods.

Excess and Obsolete Inventory
      We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2005, 2004 and 2003. Our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $402,000, $1.0 million and $1.6 million in fiscal 2005, 2004 and 2003, respectively.

Long-Lived Asset Valuation
      We evaluate the carrying value of long-lived assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal 2005, a charge of $322,000 was recorded based upon an impairment analysis of the carrying amount of the purchased intangible assets related to the acquisitions of Accumux and Gigabit during fiscal 2004. In fiscal 2003, we recorded a charge of $10.7 million related to excess property and equipment. See “Restructuring Costs and Other Charges” below.
      In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation and we recorded an impairment charge of $2.8 million in the year ended June 30, 2003 to reflect the write down of net assets of the Shanghai operation to its estimated net realizable value, less costs to sell. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we decided not to dispose of this facility and returned it to continuing operations. Accordingly, the Shanghai operation has been reclassified from discontinued to continuing operations in the accompanying financial statements. In accordance with SFAS No. 144, the Shanghai operation is measured at the lower of its carrying amount before it was classified as a discontinued operation, adjusted for depreciation expense that would have been recognized had it been continuously classified as part of continuing operations, or the fair value at the date of our decision not to dispose of the facility. We engaged an independent third-party appraisal firm to assist in determining the fair value of the Shanghai operation. As the lower of the fair value of the Shanghai operation at the date of our decision and its original carrying value less depreciation expense is greater than its current carrying value, we did not record an additional impairment charge in fiscal 2004.

Business Combination
      We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets to expense over time, while we immediately expense in-process research and development, or IP R&D, costs in the period the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Deferred Taxes
      We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. We have recorded a valuation allowance in an amount equal to the net deferred tax assets to reflect uncertainty regarding future realization of these assets based on past performance and the likelihood of realization of our deferred tax assets.

Results of Operations

For Each of the Years Ended June 30, 2005, 2004 and 2003

REVENUES

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Revenues	$34,355	$34,328	$27	0.1%	$34,328	$22,743	$11,585	50.9%
      Revenue for the year ended June 30, 2005 was substantially unchanged from the revenue for the year ended June 30, 2004. We did experience a manufacturing-related problem during the year ended June 30, 2005, which negatively impacted our revenue for the year ended June 30, 2005 and contributed to our revenue being substantially unchanged from the year ended June 30, 2004. We have identified and believe we have remedied the manufacturing-related problem. However, we have no assurance that we can prevent such problems from reoccurring in the future. To a certain extent increased unit shipments were offset by minor decreases in the average selling prices of our products during the year ended June 30, 2005 as compared to the year ended June 30, 2004.
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
      We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2006. We also expect an increase of approximately 10% in revenue in the first quarter of fiscal 2006 from the fourth quarter of fiscal 2005.

GROSS PROFIT

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Gross profit	$9,619	$11,415	$(1,796)	(15.7)%	$11,415	$78	$11,337	14,534.6%
Gross profit margin	28.0%	33.3%			33.3%	0.3%
      The decrease in gross profit for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to higher material costs, lower unexpected sales of inventory that had been previously fully reserved and higher production labor costs. In addition in the year ended June 30, 2005 compared to the year ended June 30, 2004 we had higher depreciation expense primarily as a result of the return of our Shanghai operation to continuing operations from discontinued operations. Our gross profit for the year ended June 30, 2005 was positively impacted by the resolution of vendor liabilities of $1.6 million. Our gross profit for the year ended June 30, 2005 was also positively impacted by the unexpected sale of inventory that had been previously fully reserved of $402,000, compared to the unexpected sale during fiscal year ended June 30, 2004 of inventory that had been previously full reserved of $1.0 million. Unexpected sales of fully reserved inventory have decreased over the past several quarters. However, we have no visibility to the amount of such sales in the future, if any.
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
      Our gross profit margin decreased for the year ended June 30, 2005 compared to the year ended June 30, 2004 due to higher material costs relative to sales, higher manufacturing costs, net of a non-recurring $1.6 million benefit as the result of the resolution of vendor liabilities, relative to our production volume and lower unexpected sales of fully reserved inventory.
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
      We expect our gross profit margin in the first quarter of fiscal 2006 to remain at approximately the same level as the fourth quarter of fiscal 2005 excluding non-recurring $1.3 million benefits related to the resolution of vendor liabilities in the fourth quarter of fiscal 2005 and the cost of expensing stock options resulting from the adoption of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) in the first quarter of fiscal 2006.

RESEARCH AND DEVELOPMENT

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$7,175	$7,504	$(329)	(4.4)%	$7,504	$8,807	$(1,303)	(14.8)%

      The decrease in research and development expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to lower non-cash compensation charges and lower depreciation charges partially offset by higher personnel costs as our research and development efforts in China were expanded.
      The decrease in research and development expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to cost savings associated with the transition of some research and development functions to China, lower depreciation and facility costs due to restructurings, partially offset by higher non-cash compensation expense and higher personnel costs as a result of the acquisitions of RedClover, Accumux and Gigabit. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects.
      We expect our quarterly research and development expenses in the first quarter of fiscal 2006 to remain at approximately the same level as the fourth quarter of fiscal 2005 excluding the cost of expensing stock options resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

SALES AND MARKETING

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$3,713	$3,382	$331	9.8%	$3,382	$4,407	$(1,025)	(23.3)%
      The increase in sales and marketing expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to an expense of $352,000 associated with the one-time settlement of commissions payable to an external sales representative.
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
      We expect our quarterly sales and marketing expenses in the first quarter of fiscal 2006 to remain at approximately the same level as the fourth quarter of fiscal 2005 excluding the cost of expensing stock options resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

GENERAL AND ADMINISTRATIVE

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$6,270	$7,630	$(1,360)	(17.8)%	$7,630	$9,083	$(1,453)	(16.0)%
      The decrease in general and administrative expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to $900,000 lower non-cash compensation charge, $764,000 of expense associated with the exploration of strategic business opportunities in the year ended June 30, 2004 and lower insurance premiums for directors and officers liability insurance partially offset by an increase in professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002 and legal and settlement costs for two lawsuits.
      The decrease in general and administrative expenses for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to lower non-cash compensation expense, lower premiums for directors and officers insurance and cost savings associated with the worldwide workforce reduction, partially offset by an increase in professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002 and $764,000 of expenses associated with the exploration of strategic business opportunities.
      Excluding the cost of expensing stock options resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, we expect our general and administrative expenses in the first quarter of fiscal 2006 to increase in the range of $1.5 million to $1.6 million primarily due to a benefit resulting from a release of reserves for doubtful accounts realized in the fourth quarter of fiscal 2005 not expected to occur in the first quarter of fiscal 2006.

NON-CASH COMPENSATION EXPENSE

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Non-cash compensation expense	$223	$1,689	$(1,466)	(86.8)%	$1,689	$1,873	$(184)	(9.8)%
      From July 1, 1998 through June 30, 2005, we recorded an aggregate of $50.2 million in deferred non-cash compensation, net of recoveries resulting from stock option cancellations. The decrease in non-cash compensation expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in Financial Accounting Standards Board Interpretation No. 28, which results in higher compensation expense in the earlier vesting periods of the related options. The decrease in non-cash compensation for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to the method under which the deferred non-cash compensation was amortized, as set out in FASB Interpretation No. 28, partially offset by additional non-cash compensation expense relating to the modification of option grants in fiscal 2004 and a smaller benefit as a result of fewer stock option cancellations in fiscal 2004.
      We expect our non-cash compensation expense in the first quarter of fiscal 2006 to increase significantly compared to the fourth quarter of fiscal 2005 as a result of the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.
      IMPAIRMENT CHARGE. We noted impairment indicators during the fourth quarter of fiscal 2005 that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumux and Gigabit in fiscal 2004 may not be recoverable and performed an impairment review. As a result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value of the intangible assets was determined based on discounted future cash flows.
      In May 2003, we adopted a plan to sell our Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in SFAS No. 144, the Shanghai operation was accounted as a discontinued operation and we recorded an impairment charge of $2.8 million in the year ended June 30, 2003 to reflect the write down of net assets of the Shanghai operation to its estimated net realizable value, less costs to sell. In May 2004, one year following the planned sale of our Shanghai operation and considering growth in the telecommunications market, we determined that this facility is more strategic to our operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of our suppliers by one of our competitors. Therefore, we decided not to dispose of this facility and returned it to continuing operations. Accordingly, the Shanghai operation has been reclassified from discontinued to continuing operations in the accompanying financial statements. In accordance with SFAS No. 144, the Shanghai operation is measured at the lower of its carrying amount before it was classified as a discontinued operation, adjusted for depreciation expense that would have been recognized had it been continuously classified as part of continuing operations, or the fair value at the date of our decision not to dispose of the facility. We engaged an independent third-party appraisal firm to assist in determining the fair value of the

Shanghai operation. As the lower of the fair value of the Shanghai operation at the date of our decision and its original carrying value less depreciation expense is greater than its current carrying value, we did not record an additional impairment charge in fiscal 2004.
      RESTRUCTURING COSTS AND OTHER CHARGES. A summary of the restructuring charges accrued in fiscal 2005, 2004 and 2003 is as follows (in thousands):

				Impairment of
			Consolidation of	Goodwill and
	Workforce	Excess Property	Excess Facilities	Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	10,724	1,267	301	14,123
Non-cash charge	—	(10,724)	310	(301)	(10,715)
Cash payments	(2,535)	—	(6,062)	—	(8,597)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	—	—	1,899	—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(1,836)	—	(1,836)

Balance at June 30, 2005	$—	$—	$63	$—	$63

      We did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005

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

Worldwide workforce reduction
      During the year ended June 30, 2003, we recorded a charge of approximately $1.8 million primarily related to severance and fringe benefits associated with the planned reduction of approximately 460 employees and voluntary termination of our former Chief Executive Officer. Of the $1.8 million charge, approximately $812,000 was severance and fringe benefits associated with the resignation of our former Chief Executive Officer. Of the planned reduction of approximately 460 employees, approximately 360 employees were engaged in manufacturing activities and approximately 110 employees and 350 employees were from sites located in San Jose, California and China, respectively. As of June 30, 2004, the planned worldwide workforce reductions had been completed.

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
      MERGER FEES. On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we were to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to recent market changes and competitive circumstances. We and EZconn entered into a settlement agreement whereby EZconn paid $2.0 million to us in termination fees. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the fiscal year ended June 30, 2005. In connection with the termination of the proposed merger between us and Avanex Corporation, which was not approved at the special meeting of our stockholders held on August 15, 2002, we incurred $1.3 million in merger fees for the fiscal year ended June 30, 2003.
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
      The value of the IP R&D was determined by estimating the net cash flows from the anticipated sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate ranging from 35% to 45%. At the time of the acquisitions, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisitions of RedClover, Accumux and Gigabit was charged to expense at the time of each acquisition, respectively.
      AMORTIZATION OF INTANGIBLE AND OTHER ASSETS. Amortization of intangible and other assets of approximately $185,000, $56,000 and $78,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, represents charges incurred as a result of our acquisition of Accumux and Gigabit in fiscal 2004 and Aurora Associates and Aurora Photonics, Inc. in June 2001.

INTEREST AND OTHER INCOME, NET

	Years Ended				Years Ended
	June 30,				June 30,
				Percentage				Percentage
	2005	2004	Change	Change	2004	2003	Change	Change

	(In thousands, except percentages)				(In thousands, except percentages)
Interest and other income, net	$4,591	$2,665	$1,926	72.3%	$2,665	$4,016	$(1,351)	(33.6)%
      The increase in interest income for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to higher yields on our investments. The decrease in interest income for the year ended June 30, 2004 compared to the year ended June 30, 2003 was primarily due to lower yields on our investments and lower interest income resulting from repayment of interest bearing notes receivable from an officer during the fourth quarter of fiscal 2003. We anticipate the percentage increase in our interest income in fiscal 2006 to be substantially lower than the level we experienced in fiscal 2005.
      GAIN (LOSS) ON SALE OF ASSETS. We recorded a loss of $96,000, a gain of $68,000 and a loss of $258,000 for the years ended June 30, 2005, 2004 and 2003 respectively, from the sale of fixed assets and intangible assets greater or less than the carrying amount of these assets.
      PROVISION FOR INCOME TAXES. At June 30, 2005 we had approximately $114.9 million of federal and $56.8 million of state net operating loss carryforwards. Because of certain changes in ownership of Oplink in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. We may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses. We have recorded a gross deferred tax asset of $55.4 million as of June 30, 2005, against which a valuation allowance is recorded that reduces the gross deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Quarterly Results of Operations
      The following table presents our operating results for the last eight quarters. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In May 2003, we adopted a plan to sell its Shanghai operation, and accounted for the Shanghai operation as a discontinued operation. In May 2004, we determined not to dispose of this facility and returned it to continuing operations. As a result, the quarterly results prior to fiscal 2005 have been restated to reflect the Shanghai operation as part of continuing operations. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

	Three Months Ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2005	2005	2004	2004

	(In thousands, except per share data)
	(Unaudited)
Revenues	$8,882	$8,421	$8,144	$8,908

Cost of revenues:
Cost of revenues	5,557	6,260	6,939	5,953
Non-cash compensation expense	—	—	—	27

Total cost of revenues	5,557	6,260	6,939	5,980

Gross profit	3,325	2,161	1,205	2,928

Operating expenses:
Research and development:
Research and development	1,544	1,929	1,795	1,905
Non-cash compensation expense	—	—	—	2

Total research and development	1,544	1,929	1,795	1,907

Sales and marketing:
Sales and marketing	819	935	1,042	833
Non-cash compensation expense	—	—	79	5

Total sales and marketing	819	935	1,121	838

General and administrative:
General and administrative	1,336	1,517	1,556	1,751
Non-cash compensation expense	17	22	26	45

Total general and administrative	1,353	1,539	1,582	1,796

Impairment charge	322	—	—	—
Merger fees	—	(904)	—	—
Amortization of intangible and other assets	47	46	46	46

Total operating expenses	4,085	3,545	4,544	4,587

Loss from operations	(760)	(1,384)	(3,339)	(1,659)
Interest and other income, net	1,547	1,193	1,050	801
Gain (loss) on sale of assets	81	(168)	7	(16)

Net income (loss)	$868	$(359)	$(2,282)	$(874)

Net income (loss) per share:
Basic	$0.01	$(0.00)	$(0.02)	$(0.01)

Diluted	$0.01	$(0.00)	$(0.02)	$(0.01)

Shares used in per share calculation:
Basic	148,604	148,219	147,982	147,512

Diluted	153,086	148,219	147,982	147,512

      Net income for the quarter ended June 30, 2005 included a one time benefit of $1.3 million related to the resolution of vendor liabilities.

	Three Months Ended

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2004	2004	2003	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$9,689	$9,200	$8,131	$7,308

Cost of revenues:
Cost of revenues	5,973	6,088	5,585	5,090
Non-cash compensation expense	17	32	52	76

Total cost of revenues	5,990	6,120	5,637	5,166

Gross profit	3,699	3,080	2,494	2,142

Operating expenses:
Research and development:
Research and development	2,077	1,961	1,648	1,370
Non-cash compensation expense	11	32	55	350

Total research and development	2,088	1,993	1,703	1,720

Sales and marketing:
Sales and marketing	767	946	823	793
Non-cash compensation expense (recovery)	12	22	33	(14)

Total sales and marketing	779	968	856	779

General and administrative:
General and administrative	1,565	1,354	1,409	2,291
Non-cash compensation expense	95	293	258	365

Total general and administrative	1,660	1,647	1,667	2,656

Restructuring costs and other charges	452	—	—	—
In-process research and development	—	704	861	—
Amortization of intangible and other assets	45	1	—	10

Total operating expenses	5,024	5,313	5,087	5,165

Loss from operations	(1,325)	(2,233)	(2,593)	(3,023)
Interest and other income, net	739	800	576	550
(Loss) gain on sale of assets	(37)	(20)	(90)	215

Net loss	$(623)	$(1,453)	$(2,107)	$(2,258)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding	147,257	146,529	145,544	142,589

      Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations of orders and shipment rescheduling;

•	the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products and increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capability and achieve acceptable production yields in our facilities in China;

•	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

•	the mix of products and the average selling prices of the products we sell;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic subsystems, integrated modules and components market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.
      Due to the factors noted above and other factors noted under the caption entitled “Risk Factors” under Item 1, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources
      Our principal source of liquidity at June 30, 2005 consisted of $186.1 million in cash, cash equivalents and short-term and long-term investments. Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $23.6 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants, through June 30, 2005. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 3,298,773 shares of common stock upon the closing of our initial public offering in October 2000. As of June 30, 2005, we had cash, cash equivalents and short-term and long-term investments of $186.1 million and working capital of $132.3 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal 2006 will be approximately the same as the sum of our cash, cash equivalents and short-term and long-term investments at the end of fiscal year 2005.
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

Fiscal 2005
      Our operating activities provided $2.4 million of cash in fiscal 2005 as a result of our net loss for fiscal 2005 of $2.6 million adjusted by $9.5 million primarily for the non-cash charges of depreciation and amortization, amortization of the premium on investments, impairment of assets and stock compensation expense offset by usage of $4.5 million for net changes in assets and liabilities.
      In fiscal 2005, the change in assets and liabilities were primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities and accrued restructuring costs.
      Accounts receivable provided $418,000 of cash primarily due to lower shipments during the last quarter of the fiscal year ended June 30, 2005 compared to the last quarter of the fiscal year ended June 30, 2004. Days sales outstanding in accounts receivable at the end of the fiscal year ended June 30, 2005 and 2004 are 73 days and 71 days, respectively.
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
      Inventories used $2.2 million of cash during fiscal 2005 primarily due to increased volumes of unit sales and associated purchases of inventory required to meet customer demand.
      In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another in relation to changes in the level of sales.
      Accounts payable decreased $1.3 million in fiscal 2005 primarily due to the non-cash one time benefit of $1.6 million as the result of the resolution of vendor liabilities.
      Accrued liabilities and accrued restructuring costs used $1.4 million in cash in fiscal 2005 primarily as we paid for obligations we had accrued at the time we incurred the restructuring charges. The payments were primarily for operating leases of excess facilities.
      Our investing activities used cash of $30.5 million in fiscal 2005. The net cash used in investing activities in the fiscal year ended June 30, 2005 was primarily due to purchases of investments of $147.1 million partially offset by sales and maturities of investments of $123.5 million resulting in use of cash of $23.6 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. The acquisition of property and equipment used $6.6 million of cash in fiscal 2005 of which $4.8 million was for the purchase of a building in Fremont, California to house our U.S. operations. We expect to use approximately $2.0 million for capital expenditures worldwide in fiscal 2006. We expect to use cash generated from our initial public offering for these expenditures.
      Our financing activities provided cash of $1.2 million in fiscal 2005 primarily due to proceeds from the issuance of common stock of $1.3 million in connection with the exercise of stock options and employee stock purchase plan, partially offset by repayment of capital lease obligations of $81,000.

Fiscal 2004
      Our operating activities used cash of $545,000 in fiscal 2004 as a result of our net loss for fiscal 2004 of $6.4 million adjusted by $11.9 million primarily for the non-cash charges of depreciation and amortization, stock compensation expense and acquired in-process research and development offset by usage of $6.0 million for net changes in assets and liabilities.
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
      Accrued liabilities and accrued restructuring costs consumed $1.6 million in cash in fiscal 2004 primarily as we paid for obligations we had accrued at the time we incurred the restructuring charges. The payments were primarily for operating leases of excess facilities.
      Our investing activities used cash of $19.8 million in fiscal 2004. The net cash used in investing activities in the fiscal year ended June 30, 2004 was primarily due to purchases of investments of $192.8 million partially offset by sales and maturities of investments of $172.3 million resulting in use of cash of $20.5 million. We invested a significant amount of our excess cash to purchase investments in fiscal 2004 in an effort to take advantage of higher yields and increase returns on our investments.
      Our financing activities provided cash of $2.6 million in fiscal 2004 primarily due to proceeds from the issuance of common stock of $4.0 million in connection with the exercise of stock options and employee stock purchase plan, partially offset by repayment of capital lease obligations of $1.5 million.
Fiscal 2003
      Our operating activities used cash of $13.8 million in fiscal 2003 as a result of our net loss for fiscal 2003 of $36.8 million adjusted by $26.7 million primarily for the non-cash charges of restructuring costs and other charges, depreciation and amortization, stock compensation expense and impairment charge as well as a net change in assets and liabilities of $3.7 million.
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
      Accrued liabilities and accrued restructuring costs consumed $9.0 million of cash in fiscal 2003 primarily as we paid for obligations we had accrued at the time we incurred the restructuring charges. The payments were primarily for operating leases of excess facilities and payments associated with workforce reduction.
      Our investing activities used cash of $107.6 million in fiscal 2003. The net cash used in investing activities in the fiscal year ended June 30, 2003 was primarily due to purchases of investments of $240.7 million partially offset by sales and maturities of investments of $132.8 million resulting in use of cash of $107.9 million. We invested a significant amount of our excess cash to purchase investments in fiscal 2003 to increase returns on our investments.
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

Contractual Obligations
      Our contractual obligations as of June 30, 2005 have been summarized below (in thousands):

		Contractual Obligations Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Purchase obligations	$4,941	$4,764	$177	$—	$—
Operating leases	810	290	478	42	—

Total	$5,751	$5,054	$655	$42	$—

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.
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
      SFAS No. 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on our financial position, results of operations and cash flows.
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

      On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
      Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have a material impact on our financial position, results of operations or cash flows.
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
      As of June 30, 2005, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At June 30, 2005, we invested $55.9 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.

      As of June 30, 2005, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from June 30, 2005. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of June 30, 2005, we had $665,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2005	2005	2004	2004

		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$26,464	3.1%	$46,034	1.1%
Cash equivalents — fixed rate	—	—	5,219	0.9%
Short-term investments — variable rate	68,676	3.3%	61,197	1.4%
Short-term investments — fixed rate	27,020	2.1%	17,352	1.3%
Long-term investments — variable rate	—	—	5,002	1.2%
Long-term investments — fixed rate	60,727	3.4%	50,202	2.3%

Total	$182,887		$185,006

	Expected Fiscal Year Maturity Date

	2006	2007	2008	Total	Fair Value

Long-term investments — fixed rate	$—	$60,727	$—	$60,727	$60,264
Average interest rate	—	3.4%	—	3.4%

Foreign Currency Exchange Rate Exposure
      We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at June 30, 2005 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
      In July 2005, China uncoupled Renminbi from the U.S. dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalues Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revaluated at the beginning of the fiscal year at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on the company’s reported results would have been to increase net loss by approximately $75,000.
      We expect our international revenues and expenses to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future as our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements and related notes thereto required by this item are listed and set forth beginning on page F-1, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      On March 4, 2005, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee of our Board of Directors. The reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the years ended June 30, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended June 30, 2004 and 2003, and through March 4, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to such disagreement in their report on the financial statements for such years.
      On March 8, 2005, at the direction of the Audit Committee of our Board of Directors, we engaged Burr, Pilger & Mayer LLP as our independent registered public accounting firm. During the years ended June 30, 2004 and 2003, and through March 8, 2005, we did not consult with Burr, Pilger & Mayer LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Joseph Y. Liu, and Chief Financial Officer, Bruce D. Horn, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
      Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2005, our internal control over financial reporting is effective.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of this annual report.

Changes in Internal Controls
      During the fourth quarter of fiscal year 2005, in connection with our ongoing review of our internal control over financial reporting, we implemented changes to strengthen access controls to sensitive financial systems, subsystems and data and improve our documentation of testing of financial application changes. Other than these changes, there has been no change in our internal control over financial reporting identified in connection with our evaluation of our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
      None.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “PROPOSAL 1: ELECTION OF DIRECTORS,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “CORPORATE GOVERNANCE AND INFORMATION REGARDING THE BOARD AND ITS COMMITTEES” in the proxy statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) to be filed with the SEC within 120 days after July 3, 2005, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information set forth in the section of our 2005 Proxy Statement entitled “EXECUTIVE COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the information set forth in the sections of our 2005 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information set forth in the section of our 2005 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Independent Auditors’ Fees” in the section entitled “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED ACCOUNTING FIRM.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)
      1. Financial Statements

See Item 8 of this Annual Report.
      2. Financial Statement Schedules

See Item 8 and Schedule II of this Annual Report immediately following the financial statements.
      3. Exhibits

Exhibit No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.

3	.2(1)	Bylaws of Oplink.

3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

4	.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.

4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.

10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.

10	.3(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.

10	.4(1)	Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.

10	.5(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.

10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.

10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.

10	.8(1)(5)	Oplink’s 1995 Stock Plan.

10	.9(1)(5)	Oplink’s 1998 Stock Plan.

10	.10(1)(5)	Oplink Form of Indemnity Agreement.

10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.

10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.

10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.

10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.

10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.

10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/ I/ D April 8, 1992.

10.30		Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.

Exhibit No.		Description

10.31		Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.

21.1		Subsidiaries of Oplink.

23.1		Consent of Burr, Pilger & Mayer LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney is contained on the Signatures page.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(†) Confidential treatment granted with respect to portions of these exhibits.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of September, 2005.

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

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chief Executive Officer and President (Principal Executive Officer)	September 23, 2005

/s/ Bruce D. Horn Bruce D. Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2005

/s/ Herbert Chang Herbert Chang	Chairman of the Board	September 23, 2005

/s/ Chieh Chang Chieh Chang	Director	September 23, 2005

/s/ Jesse W. Jack Jesse W. Jack	Director	September 23, 2005

/s/ Leonard J. LeBlanc Leonard J. LeBlanc	Director	September 23, 2005

Item 8.	Financial Statements and Supplementary Data
Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Oplink Communications, Inc.
      We have audited the accompanying consolidated balance sheet of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2) for the year ended June 30, 2005. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2005, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oplink Communications, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
September 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Oplink Communications, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Oplink Communications, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Oplink Communications, Inc. and its subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Oplink Communications, Inc. and its subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related financial statement schedule and our report dated September 22, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
September 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Oplink Communications, Inc.
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the “Company”) at June 30, 2004, and the results of their operations and their cash flows for each of the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
August 26, 2004

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,

	2005	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,710	$56,690
Short-term investments	95,696	78,549
Accounts receivable, net	7,127	7,545
Inventories, net	6,999	4,767
Prepaid expenses and other current assets	2,430	2,814

Total current assets	141,962	150,365
Long-term investments	60,727	55,204
Property, plant and equipment, net	25,297	26,426
Intangible assets	—	507
Other assets	260	401

Total assets	$228,246	$232,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,658	$4,926
Accrued liabilities	6,044	8,090
Capital lease obligations, current	—	81

Total current liabilities	9,702	13,097
Accrued restructuring costs, non current	—	104

Total liabilities	9,702	13,201

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 148,763,115 and 147,472,871 shares issued and outstanding as of June 30, 2005 and 2004, respectively	149	147
Additional paid-in capital	445,484	444,125
Notes receivable from stockholders	(27)	(38)
Deferred stock compensation	(37)	(158)
Accumulated other comprehensive income	62	66
Accumulated deficit	(227,087)	(224,440)

Total stockholders’ equity	218,544	219,702

Total liabilities and stockholders’ equity	$228,246	$232,903

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$34,355	$34,328	$22,743

Cost of revenues:
Cost of revenues	24,709	22,736	23,080
Non-cash compensation expense (recovery)	27	177	(415)

Total cost of revenues	24,736	22,913	22,665

Gross profit	9,619	11,415	78

Operating expenses:
Research and development:
Research and development	7,173	7,056	8,765
Non-cash compensation expense	2	448	42

Total research and development	7,175	7,504	8,807

Sales and marketing:
Sales and marketing	3,629	3,329	4,235
Non-cash compensation expense	84	53	172

Total sales and marketing	3,713	3,382	4,407

General and administrative:
General and administrative	6,160	6,619	7,009
Non-cash compensation expense	110	1,011	2,074

Total general and administrative	6,270	7,630	9,083

Impairment charge	322	—	2,825
Restructuring costs and other charges	—	452	14,123
Merger fees	(904)	—	1,300
In-process research and development	—	1,565	—
Amortization of intangible and other assets	185	56	78

Total operating expenses	16,761	20,589	40,623

Loss from operations	(7,142)	(9,174)	(40,545)
Interest and other income, net	4,591	2,665	4,016
(Loss) gain on sale of assets	(96)	68	(258)

Net loss	$(2,647)	$(6,441)	$(36,787)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.23)

Basic and diluted weighted average shares outstanding	148,069	145,479	158,782

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Notes		Accumulated
	Common Stock		Additional		Receivable	Deferred	Other		Total
			Paid in	Treasury	from	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Stockholders	Compensation	Income (Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at June 30, 2002	164,877,460	$165	$472,451	$(1,953)	$(10,771)	$(5,425)	$26	$(181,212)	$273,281
Exercise of stock options	5,658,644	5	2,653	—	—	—	—	—	2,658
Issuance of common stock from ESPP	465,498	—	312	—	—	—	—	—	312
Interest receivable related to notes receivable from stockholders	—	—	—	—	(686)	—	—	—	(686)
Repayment of note receivable from stockholder	—	—	—	—	11,407	—	—	—	11,407
Repurchase of common stock	(28,912,925)	(28)	—	(33,259)	—	—	—	—	(33,287)
Retirement of treasury stock	—	—	(9,936)	9,936	—	—	—	—	—
Stock-based compensation expense	—	—	585	—	—	(585)	—	—	—
Amortization of deferred compensation	—	—	(2,616)	—	—	4,489	—	—	1,873
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(36,787)	(36,787)
Change in cumulative translation adjustments	—	—	—	—	—	—	(42)	—	(42)
Unrealized loss on investments	—	—	—	—	—	—	(13)	—	(13)

Total comprehensive loss									(36,842)

Balance at June 30, 2003	142,088,677	142	463,449	(25,276)	(50)	(1,521)	(29)	(217,999)	218,716
Exercise of stock options	3,779,094	3	3,231	—	—	—	—	—	3,234
Issuance of common stock from ESPP	1,005,100	1	784	—	—	—	—	—	785
Repayment of note receivable from stockholder	—	—	—	—	15	—	—	—	15
Interest receivable related to note receivable from stockholder	—	—	—	—	(3)	—	—	—	(3)
Retirement of treasury stock	—	—	(25,276)	25,276	—	—	—	—	—
Stock-based compensation expense	—	—	412	—	—	—	—	—	412
Amortization of deferred compensation	—	—	(86)	—	—	1,363	—	—	1,277
Issuance of common stock in connection with acquisition	600,000	1	1,611	—	—	—	—	—	1,612
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,441)	(6,441)
Change in cumulative translation adjustments	—	—	—	—	—	—	57	—	57
Unrealized gain on investments	—	—	—	—	—	—	38	—	38

Total comprehensive loss									(6,346)

Balance at June 30, 2004	147,472,871	147	444,125	—	(38)	(158)	66	(224,440)	219,702
Exercise of stock options	274,866	1	262	—	—	—	—	—	263
Issuance of common stock from ESPP	1,015,378	1	995	—	—	—	—	—	996
Repayment of note receivable from stockholder	—	—	—	—	12	—	—	—	12
Interest receivable related to note receivable from stockholder	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	102	—	—	—	—	—	102
Amortization of deferred compensation	—	—	—	—	—	121	—	—	121
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,647)	(2,647)
Change in cumulative translation adjustments	—	—	—	—	—	—	(7)	—	(7)
Unrealized gain on investments	—	—	—	—	—	—	3	—	3

Total comprehensive loss									(2,651)

Balance at June 30, 2005	148,763,115	$149	$445,484	$—	$(27)	$(37)	$62	$(227,087)	$218,544

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,647)	$(6,441)	$(36,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash restructuring costs and other charges	—	—	10,715
Depreciation and amortization of property and equipment	7,697	8,221	11,958
Amortization of intangible and other assets	185	56	78
Stock compensation	223	1,689	1,873
Amortization of premium (discount) on investments	955	394	(3)
Loss (gain) on sale or disposal of assets	96	(68)	258
Acquired in-process research and development	—	1,565	—
Impairment charge	322	—	2,825
Interest income related to stockholder notes	(1)	(3)	(686)
Other	(7)	—	(339)
Change in assets and liabilities:
Accounts receivable	418	(2,829)	2,092
Inventories	(2,232)	(1,268)	3,009
Prepaid expenses and other current assets	(78)	(598)	991
Other assets	141	207	652
Accounts payable	(1,268)	102	(1,383)
Accrued liabilities and accrued restructuring costs	(1,433)	(1,572)	(9,011)

Net cash provided by (used in) operating activities	2,371	(545)	(13,758)

Cash flows from investing activities:
Purchases of available-for-sale investments	(99,072)	(113,508)	(240,712)
Sales and maturities of available-for-sale investments	113,450	148,279	132,813
Purchases of held-to-maturity investments	(48,000)	(79,275)
Maturities of held-to-maturity investments	10,000	24,000
Proceeds from sales of property and equipment	434	588	1,022
Purchase of property and equipment	(6,636)	(305)	(690)
Acquisition of businesses, net of cash and cash equivalents	(717)	404	—

Net cash used in investing activities	(30,541)	(19,817)	(107,567)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,259	4,019	2,970
Repurchase of common stock	—	—	(33,287)
Payments received on notes receivable from stockholders	12	15	11,407
Repayment of capital lease obligations	(81)	(1,480)	(4,300)

Net cash provided by (used in) financing activities	1,190	2,554	(23,210)

Net decrease in cash and cash equivalents	(26,980)	(17,808)	(144,535)
Cash and cash equivalents, beginning of year	56,690	74,498	219,033

Cash and cash equivalents, end of year	$29,710	$56,690	$74,498

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6	$37	$310

Supplemental non-cash investing and financing activities:
Recovery/ Return of property and equipment	$—	$—	$(412)

Deferred compensation related to common stock option grants and modifications to employees	$—	$—	$585

Issuance of common stock in connection with acquisitions	$—	$1,612	$—

Unrealized gain (loss) on investments	$3	$38	$(13)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY:

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
      The Company was incorporated in California in September 1995, began selling its products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and its primary manufacturing facility and component research and development resources are in Zhuhai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

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

Fiscal Year
      On January 1, 2001, the Company adopted a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. July 3, 2005, June 27, 2004 and June 29, 2003 represent the Sunday closest to the period ending June 30, 2005, June 30, 2004, and June 30, 2003, respectively. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical year. Fiscal years 2004 and 2003 consist of 52 weeks.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Shanghai operation
      The Company’s consolidated financial statements for all periods presented account for the Shanghai operation as part of continuing operations rather than as a discontinued operation. In May 2003, the Company adopted a plan to sell its Shanghai operation. As the sale of the Shanghai operation represented a disposal of a “component of an entity” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS No. 144”), the Shanghai operation was accounted as a discontinued operation. In May 2004, one year following the planned sale of its Shanghai operation and considering growth in the telecommunications market, the Company determined that this facility is more strategic to its operations than in prior periods due to the need to ensure a supply of the parts manufactured at the Shanghai facility as a result of an increase in demand for these types of parts in the market and the acquisition of one of the Company’s suppliers by one of the Company’s competitors. Therefore, it decided not to dispose of this facility and returned it to continuing operations. Amounts in the financial statements and related notes for periods prior to fiscal 2005 are reclassified to reflect the Shanghai operation as part of continuing operations in accordance with SFAS No. 144.

Auction Rate Securities
      Investments in auction rate securities have been reclassified from cash equivalents to short-term investments as of June 30, 2004. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.
      Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on its ability to either liquidate its holdings or roll its investment over to the next reset period.
      Based upon the Company’s re-evaluation of these securities, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments as of June 30, 2004. This resulted in a reclassification from cash and cash equivalents to short-term investment of $53.7 million on the June 30, 2004 consolidated balance sheet. In addition, purchases of investments and sales of investments, included in the accompanying consolidated statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented. The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in auction rate securities are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
      Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation
      The consolidated financial statements include the accounts of the Company and its wholly-owned (except as noted below) subsidiaries, Accumux Technologies, Inc., Cayman Oplink Communications, Inc., King Galaxy International Limited, Shanghai Oplink Communications, Inc. (“Shanghai”), Zhuhai Free Trade Zone Oplink Communications, Inc. (“Zhuhai FTZ”), Zhuhai Free Trade Zone Oplink Optical Communications, Inc. (“Zhuhai”), Zhuhai Free Trade Zone Telelight Communication, Inc. (“FTZTCI”) and Oplink Macau Commercial Services Company Limited. (“Macau”). With respect to Macau, the Company and Joseph Liu, the President, Chief Executive Officer and a director of the Company, each hold one share in Macau pursuant to which the Company holds a voting interest of ninety-eight and three-fourths percent (98.75%) and Joseph Liu holds the remaining one and one-fourth percent (1.25%) voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results.

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

Cash and cash equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $434,000 at June 30, 2005.

Investments
      Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value based upon quoted market prices of the securities. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. When available-for-sale or held-to-maturity securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Securities classified as short-term have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date.

Revenue recognition
      The Company derives its revenue from the sale of fiber optic subsystems and components. Revenue from product sales is generally recognized upon shipment of the product or customer acceptance, which ever is

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Foreign currency translations
      The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and are immaterial for all periods presented.

Fair value of financial instruments
      The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations approximate fair value because of their short maturities and/or variable interest rates. Short-term investments are reported at their fair market value based on quoted market prices.

Concentration of credit risk
      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company’s cash, cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government and non-government debt securities are maintained with three high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.
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
      The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,

	2005	2004	2003

Customer A	26%	21%	23%
Customer B	16%	*	*
Customer C	*	20%	*
Customer D	*	14%	10%
Customer E	*	*	11%

*	Less than 10%.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At June 30, 2005, one customer accounted for 33% of total accounts receivable. At June 30, 2004, two customers accounted for 41% and 28% of total accounts receivable, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts
      The Company’s accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. If the condition or circumstances of the Company’s customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company’s estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

Property, plant and equipment
      Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and five years are used for manufacturing and engineering equipment. Estimated useful lives of three to five years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Repairs and maintenance costs are charged to expense as incurred.

Long-lived assets and goodwill
      Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company noted impairment indicators during the fourth quarter of fiscal 2005 that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumx Technologies, Inc. and Gigabit Optics Corporation in fiscal 2004 may not be recoverable and performed an impairment review. As a

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value of the intangible assets was determined based on discounted future cash flows.
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

Stock-based compensation
      The Company accounts for its stock-based compensation issued to employees using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees,” as interpreted by Financial Accounting Standards Board Interpretation (FIN) No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation.” The Company records and amortizes, over the related vesting periods as set forth in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” deferred compensation representing the difference between the exercise price of stock options granted and the fair value of the Company’s common stock at the time of grant.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123, “Accounting for Stock-Based Compensation” establishes accounting and disclosure requirement using a fair value method of accounting for stock-based employee compensation plans as well as stock and other equity instruments issued to non-employees which are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes option-pricing model. The Company has adopted the disclosure requirements of SFAS No. 123.
      The following table sets forth the pro forma information as if the provisions of SFAS No. 123 had been applied to account for stock-based employee compensation (in thousands, except per share data):

	Years Ended June 30,

	2005	2004	2003

Net loss as reported	$(2,647)	$(6,441)	$(36,787)
Stock-based employee compensation expense included in reported net loss	144	1,689	1,873
Pro forma stock compensation expense computed under the fair value method	(3,198)	(6,415)	(8,040)

Pro forma net loss	$(5,701)	$(11,167)	$(42,954)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.04)	$(0.23)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.27)

      Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.
      The Company calculated the fair value of each option grant on the date of grant in accordance with SFAS No. 123 using the following weighted average assumptions:

	Years Ended June 30,

	2005	2004	2003

Risk-free interest rate	3.59%	3.32%	2.94%
Expected life of option	4 years	4 years	4 years
Expected dividends	0%	0%	0%
Volatility	54%	70%	70%
      The weighted average fair value of employee stock options granted during the years ended June 30, 2005, 2004 and 2003 was $0.72, $1.15 and $0.45 per share, respectively. The weighted-average exercise price of employee stock options granted during the years ended June 30, 2005, 2004 and 2003 was $1.60, $2.11 and $0.68 per share, respectively.
      The estimated fair value of purchase rights under the Company’s Employee Stock Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the years ended June 30, 2005, 2004 and 2003:

	Years Ended June 30,

	2005	2004	2003

Risk-free interest rate	3.33%	1.98%	1.43%
Expected average life	2 years	2 years	2 years
Expected dividends	0%	0%	0%
Volatility	52%	70%	70%

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average grant date fair value of purchase rights under the Purchase Plan was $0.72, $0.62 and $0.37 per share for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Comprehensive loss
      Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss consist of foreign currency translation adjustments and unrealized gains and losses on investments, net of taxes. Comprehensive loss and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

Net loss per share
      The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except share and per share data):

	Years Ended June 30,

	2005	2004	2003

Numerator:
Net loss	$(2,647)	$(6,441)	$(36,787)

Denominator:
Weighted average shares outstanding	148,068,724	145,479,442	158,781,618

Net loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.23)

Antidilutive stock options not included in net loss per share calculation	21,444,423	19,794,330	20,460,615

Recently issued accounting standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.
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
      SFAS No. 123(R) is effective beginning in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 123(R) will have a material impact on the Company’s financial position, results of operations and cash flows.
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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The Company believes the adoption of SFAS No. 153 will not have a material impact on its financial position, results of operations or cash flows.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
      Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company believes the adoption of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.
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
      Short-term and long-term investments at June 30, 2005 consist of the following (in thousands):

	June 30, 2005

			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Obligations of states and political subdivisions	$46,400	$46,400	$—	$—	$46,400
U.S. corporate securities	27,296	27,317	—	(29)	27,288
United States government agencies	22,000	22,000	—	(192)	21,808

Total short-term investments	95,696	95,717	—	(221)	95,496

Long-term investments:
U.S. corporate securities	5,719	5,719	—	(126)	5,593
United States government agencies	55,008	55,008	2	(339)	54,671

Total long-term investments	60,727	60,727	2	(465)	60,264

Total investments	$156,423	$156,444	$2	$(686)	$155,760

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2005 and June 30, 2004 are presented in the following tables (in thousands):

	June 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Obligations of states and political subdivisions	$46,400	$—	$—	$46,400
U.S. corporate securities	17,296	—	(21)	17,275

Total available-for-sale investments	63,696	—	(21)	63,675

Held-to-maturity investments:
U.S. corporate securities	15,740	—	(134)	15,606
United States government agencies	77,008	2	(531)	76,479

Total held-to-maturity investments	92,748	2	(665)	92,085

Total investments	$156,444	$2	$(686)	$155,760

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Obligations of states and political subdivisions	$48,700	$—	$—	$48,700
U.S. corporate securities	24,956	—	(84)	24,872
United States government agencies	5,000	—	(23)	4,977

Total available-for-sale investments	78,656	—	(107)	78,549

Held-to-maturity investments:
U.S. corporate securities	16,182	—	(197)	15,985
United States government agencies	39,022	—	(322)	38,700

Total held-to-maturity investments	55,204	—	(519)	54,685

Total investments	$133,860	$—	$(626)	$133,234

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2005, 2004 and 2003. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2005 (in thousands):

	June 30, 2005

	In Loss Position		In Loss Position
	<12 Months		12 Months and Longer		Total in Loss Position

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
U.S. corporate securities	$7,825	$(21)	$—	$—	$7,825	$(21)

Held-to-maturity investments:
U.S. corporate securities	4,999	(1)	10,607	(133)	15,606	(134)
United States government agencies	49,669	(339)	21,808	(192)	71,477	(531)

Total held-to-maturity investments	54,668	(340)	32,415	(325)	87,083	(665)

Total investments in loss position	$62,493	$(361)	$32,415	$(325)	$94,908	$(686)

      The amortized cost and estimated fair value of debt securities at June 30, 2005 and 2004, by contractual maturities, are shown below (in thousands):

	June 30, 2005		June 30, 2004

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$12,596	$12,575	$24,956	$24,849
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	51,100	51,100	53,700	53,700

Total available-for-sale investments	63,696	63,675	78,656	78,549

Held-to-maturity investments:
Due in one year or less	32,021	31,821	5,009	4,989
Due in one year to five years	60,727	60,264	50,195	49,696

Total held-to-maturity investments	92,748	92,085	55,204	54,685

Total investments	$156,444	$155,760	$133,860	$133,234

      One security which was categorized as held-to-maturity was called by the issuer in September 2004. No gain or loss was recognized as the security was called at the purchase price. The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $65,000 and $148,000 as of June 30, 2005 and 2004, respectively.

NOTE 4 —	RESTRUCTURING COSTS AND OTHER CHARGES
      A summary of the restructuring charges accrued in fiscal 2003, 2004 and 2005 is as follows (in thousands):

				Impairment of
			Consolidation of	Goodwill and
	Workforce	Excess Property	Excess Facilities	Purchased
	Reduction	and Equipment	and Other Charges	Intangible Assets	Total

Balance at June 30, 2002	$880	$—	$8,799	$—	$9,679
Less: accrued restructuring costs, current					4,355

Accrued restructuring costs, non current					$5,324

Additional restructuring charge in the second and fourth quarter of fiscal 2003	1,831	10,724	1,267	301	14,123
Non-cash charge	—	(10,724)	310	(301)	(10,715)
Cash payments	(2,535)	—	(6,062)	—	(8,597)

Balance at June 30, 2003	176	—	4,314	—	$4,490
Less: accrued restructuring costs, current					3,018

Accrued restructuring costs, non current					$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	—	452	—	452
Adjustment	99	—	(99)	—	—
Cash payments	(275)	—	(2,768)	—	(3,043)

Balance at June 30, 2004	—	—	1,899	—	$1,899
Less: accrued restructuring costs, current					1,795

Accrued restructuring costs, non current					$104

Cash payments	—	—	(1,836)	—	(1,836)

Balance at June 30, 2005	$—	$—	$63	$—	$63

      The Company did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005.

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

Excess property and equipment, facilities and other charges
      The Company recorded a restructuring charge of $10.7 million relating to excess property and equipment during the year ended June 30, 2003. Property and equipment disposed of or removed from operations of $7.1 million were related to the manufacture of fiber optic subsystems, integrated modules and components. The excess property and equipment charge represented the charge required to re-measure such assets at the lower of carrying amount or fair value less cost to sell. The carrying amount of property and equipment to be disposed of has been included in prepaid expenses and other current assets on the consolidated balance sheets. Additionally, property and equipment removed from operations of $3.6 million consisted primarily of leasehold improvements associated with the consolidation of excess facilities.
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
NOTE 5 — ACQUISITIONS
      On November 3, 2003, the Company acquired substantially all assets of RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash and $70,000 in transaction costs. In addition, the Company spent $1,135,000 in cash to settle liabilities assumed in connection with the acquisition of RedClover. The Company paid $150,000 upon the closing of the acquisition and $67,000 in the fiscal year ended June 30, 2005. The RedClover acquisition was accounted for under the purchase method of accounting.
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
      On March 23, 2004, the Company acquired substantially all assets of Gigabit Optics Corporation (“Gigabit”), an early-stage private company that developed and marketed micro-optical subassemblies. The purchase price was comprised of transaction costs of approximately $37,000 and $1,150,000 in cash, of which $500,000 was paid upon closing and $650,000 was paid in the fiscal year ended June 30, 2005. The Gigabit acquisition was accounted for under the purchase method of accounting.
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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The value of the IP R&D was determined by estimating the net cash flows from the anticipated sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate ranging from 35% to 45%. At the time of the acquisitions, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisitions of RedClover, Accumux and Gigabit was $861,000, $251,000 and $453,000, respectively, and was charged to expense at the time of each respective acquisition.
      The Company acquired developed technology from Gigabit, which was comprised of products that are technologically feasible, primarily including first generation micro-optical assemblies, MicroMux and PatchMux. The Company amortized the developed technology on a straight-line basis over an estimated life of three years.
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
      The Company noted impairment indicators during the fourth quarter of fiscal 2005 that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumux and Gigabit in fiscal 2004 may not be recoverable and performed an impairment review. As a result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value of the intangible assets was determined based on discounted future cash flows.

NOTE 6 —	BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,

	2005	2004

Accounts receivable, net:
Accounts receivable	$7,271	$7,986
Less: Allowance for doubtful accounts	(144)	(441)

	$7,127	$7,545

Prepaid expenses and other assets:
Prepaid expenses	$1,970	$1,892
Assets held for sale	460	922

	$2,430	$2,814

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,

	2005	2004

Inventories, net:
Raw materials	$11,895	$11,442
Work-in-process	4,656	4,289
Finished goods	1,285	2,894

	17,836	18,625
Less: Reserves for excess and obsolete inventory	(10,837)	(13,858)

	$6,999	$4,767

Property, plant and equipment, net:
Production and engineering equipment	$31,153	$33,356
Computer hardware and software	6,207	5,970
Building and leasehold improvements	14,708	11,064
Land	1,949	—

	54,017	50,390
Less: Accumulated depreciation and amortization	(28,720)	(23,964)

	$25,297	$26,426

      Property, plant and equipment include $1,056,000 of production and engineering equipment under capital leases at June 30, 2004. Accumulated depreciation of assets under capital leases totaled $670,000 at June 30, 2004. The capital leases were paid off during fiscal 2005.

	June 30,

	2005	2004

Accrued liabilities:
Payroll and related expenses	$1,175	$938
Accrued sales commission	325	971
Accrued warranty	560	700
Accrued restructuring costs	63	1,795
Accrued professional fees	1,062	642
Remaining amounts payable for acquisitions	33	750
Other	2,826	2,294

	$6,044	$8,090

NOTE 7 —	ACCRUED WARRANTY
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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 6, is as follows (in thousands):

Balance at June 30, 2003	$700
Accruals for warranties issued during the year	830
Adjustments related to pre-existing warranties including expirations and changes in estimates	(90)
Cost of warranty repair	(740)

Balance at June 30, 2004	700
Accruals for warranties issued during the year	477
Adjustments related to pre-existing warranties including expirations and changes in estimates	(200)
Cost of warranty repair	(417)

Balance at June 30, 2005	$560

NOTE 8 —	INCOME TAXES
      Consolidated loss before income taxes includes non-U.S. loss of approximately $3,651,000, $3,269,000 and $1,782,000 for the years ended June 30, 2005, 2004 and 2003, respectively. No current or deferred provision has been provided in the years ended June 30, 2005, 2004 and 2003 due to the Company’s tax loss position.
      Deferred tax assets consist of the following (in thousands):

	June 30,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$42,372	$37,403
Accruals and reserves	8,305	14,282
Research and development credit carryforwards	4,727	4,676

Gross deferred tax assets	55,404	56,361
Valuation allowance	(55,404)	(56,361)

Net deferred tax assets	$—	$—

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,

	2005	2004	2003

Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	15	19	(2)
Research credit carryforward	(1)	1	(1)
Stock compensation	2	10	2
In-process research and development	—	1	—
Foreign rate differences	47	19	2
Increase in valuation allowance	(29)	(15)	33
Other	—	(1)	—

Effective tax rate	—%	—%	—%

      Based on the available objective evidence at June 30, 2005, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.
      At June 30, 2005, the Company had approximately $114.9 million of federal and $56.8 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. The Company may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses.
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
      The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2005 and 2004. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      If a person or group becomes a 15% holder, then each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Oplink’s common stock having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder Oplink is involved in certain business combination transactions, each Right (other than Rights which have previously been voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, after a person or group becomes a 15% holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Oplink’s common stock. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

Stock Option Plans
      In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provide for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan and 1998 Plan, options to purchase 6,000,000 and 33,800,000 shares of common stock, respectively, were authorized for grant. These plans were terminated in October 2000 with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for grant of 20,000,000 stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. The number of shares of common stock reserved for issuance will automatically be increased on each January 1 beginning on January 1, 2001 by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. Shares of common stock, which are covered by a stock option grant under the 1995 and 1998 Plan without having been exercised will be added to the reserve of the 2000 Plan. Over the ten-year term of the 2000 Plan, no more than 50,000,000 shares may be reserved for issuance pursuant to the exercise of incentive stock options.
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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or appointed to the board during a three-year term will automatically be granted an option to purchase a pro rata portion of shares based on the number of months remaining in the term.
      During the years ended June 30, 2003, 2002 and 2001, in connection with the granting of stock options to employees and members of the Board of Directors with exercise prices below fair value, the Company recorded additional deferred stock compensation aggregating $585,000, $281,000 and $28,009,000 respectively. These amounts are being amortized into expense over the vesting period of the related options, generally four years, using the method set out in FASB Interpretation No. 28 (“FIN 28”). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This results in higher compensation expense in the earlier vesting periods of the related options. Non-cash compensation expense totaled $121,000, $1,689,000 and $1,873,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
      Information with respect to 1995, 1998 and 2000 stock option plan activity for the three years ended June 30, 2005 is set forth below:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2002	37,332,125	27,356,849	$2.4109
Options granted	(5,783,000)	5,783,000	0.6780
Options exercised		(5,658,644)	0.4691
Options canceled	7,020,590	(7,020,590)	3.3179

Balance, June 30, 2003	38,569,715	20,460,615	2.1599
Options granted	(4,746,700)	4,746,700	2.1118
Options exercised		(3,779,094)	0.8535
Options canceled	1,633,891	(1,633,891)	3.4471

Balance, June 30, 2004	35,456,906	19,794,330	2.2665
Options granted	(4,724,500)	4,724,500	1.5972
Options exercised		(274,866)	0.9517
Options canceled	2,799,541	(2,799,541)	2.6745

Balance, June 30, 2005	33,531,947	21,444,423	$2.0783

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, the options outstanding and exercisable under the 1995, 1998 and 2000 Plans are presented below:

				Options Vested and
				Exercisable at
	Options Outstanding at June 30, 2005			June 30, 2005

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Outstanding	Price

$ 0.0125 - $2.4500	15,280,027	7.6	$1.1690	8,559,882	$1.0086
$ 2.4501 - $4.9000	3,227,296	6.5	2.6738	2,496,264	2.7201
$ 4.9001 - $7.3500	2,665,600	5.1	5.3684	2,665,600	5.3684
$ 7.3501 - $9.8000	84,000	5.2	8.9732	84,000	8.9732
$ 9.8001 - $12.250	—	—	—	—	—
$12.2501 - $14.700	2,000	5.6	12.5625	2,000	12.5625
$14.7001 - $17.150	130,500	5.3	15.0000	130,500	15.0000
$17.1501 - $19.600	40,000	5.5	18.1875	40,000	18.1875
$19.6001 - $22.050	15,000	5.6	19.9375	15,000	19.9375

	21,444,423	7.1	$2.0783	13,993,246	$2.3938

Notes Receivable
      In April and November 2001, an executive officer borrowed from the Company, pursuant to three full recourse promissory notes, the aggregate principal amount of $10,068,751. The principal amount borrowed was $3,657,500 on April 3, 2001 at an annual interest rate of 8.0%, $828,750 on November 27, 2001 at an annual interest rate of 6.5%, and $5,582,501 on November 28, 2001 at an annual interest rate of 6.5%. Interest income related to these notes of $749,000 and $536,000 were recorded in fiscal 2003 and 2002, respectively. Originally, these promissory notes provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable on the fifth anniversary of the respective dates of issuance. The promissory notes also provided for acceleration of their maturity dates upon the demand of the Board of Directors or upon the termination of service to the Company. These promissory notes were amended on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on March 19, 2007. The notes were secured each by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this executive officer. The notes were recorded as a component of stockholders’ equity. In June 2003, all three promissory notes and related accrued interest in the total amount of $11,353,398 were repaid in full.
      In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the former executive officer. The note is secured by an escrow comprising all of the shares of the Company’s common stock covered by the stock options granted to this former executive officer. The note is recorded as a component of stockholders’ equity. As of June 30, 2005, the outstanding balance of note receivable from this former executive officer including accrued interest was approximately $27,000.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Common Stock
      On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of June 30, 2005, repurchases of $35.2 million have been made under the repurchase program.

2000 Employee Stock Purchase Plan
      In July 2000, the Board of Directors adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which authorizes the issuance of 4,000,000 shares of its common stock pursuant to purchase rights granted to employees or to employees of any of its affiliates. The number of shares reserved for issuance under the Purchase Plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 20,000,000 shares may be issued during the term of the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of June 30, 2005, 3,397,753 shares had been issued under the Purchase Plan at an average price of $1.14 per share.
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

Loan to Officer
      In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. The note is recorded as a component of other assets on the consolidated balance sheets. As of June 30, 2005 and 2004, the outstanding balance was approximately $230,000.

Sales to Investors
      Beginning from July 1, 1998, the Company sold products to a customer who was also one of the shareholders of the Company’s Series D preferred stock, which converted to common stock simultaneously with the close of the Company’s initial public offering. Total revenues from sales to this customer were $9,000, $226,000 and $326,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
      The Company sold products to Cisco Systems, Inc. who, in August 2000, provided the Company $50,000,000 cash in exchange for a note payable. Upon the closing of the Company’s initial public offering, the note payable was converted into 3,298,773 shares of common stock. Total revenues from sales to Cisco Systems, Inc. were $67,000, $30,000 and $87,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Purchases From Vendors
      The Company purchased $91,700 of software and related support in the year ended June 30, 2003 from a vendor whose board of directors shares with the Company’s Board of Directors three common board members.
      The Company received $7,500 of legal services in fiscal 2003 from a firm whose partner is a director of the Company. The director ceased to be a partner of the firm in January 2003.

Repurchase of Common Stock
      On June 13, 2003, the Company purchased 6,170,325 shares of its common stock from its Chief Executive Officer for a purchase price of $1.84 per share, which the Board of Directors determined to be the fair market value based on the three-day trailing average of the closing price of the Company’s common stock on the Nasdaq National Market System. The closing price of the Company’s common stock on the date of purchase was $1.85 per share. The proceeds in the amount of $11,353,398 received by the Company’s Chief Executive Officer for the shares were applied against outstanding promissory notes owed by him to the Company as disclosed in Note 9 of the notes to consolidated financial statements. The shares were returned to the Company as treasury stock and retired in fiscal 2004.
NOTE 11 — COMMITMENTS AND CONTINGENCIES

Line of Credit
      In July 2003, the Company entered into a line of credit agreement, which provides for borrowings of up to $2,420,000 for working capital purpose. The line of credit expired in January 2004.

Purchase Obligations
      Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2005 was $4,941,000, of which $4,764,000 are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases
      The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2006	$290
2007	231
2008	247
2009	42

$810

      Rent expense for all operating leases was approximately $627,000, $622,000 and $1,165,000 in fiscal 2005, 2004 and 2003, respectively.

Litigation
      In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).
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
      In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to the amount remaining under the deductible of $1.0 million of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement being finalized. In June 2004, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s business, financial condition and results of operations.
      On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is the Company’s former Vice President of Product Line Management, who joined the Company on November 1, 2001 and whose employment with the Company terminated on December 17, 2002. The other three are unrelated to the Company. The complaint alleged trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs sought actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. In August 2004, the Company settled the lawsuit with respect to the claims against the Company and OZ agreed to dismiss the case against the Company with prejudice. To the Company’s knowledge OZ is continuing to pursue its lawsuit against all the defendants other than the Company, and the Company may be obligated to indemnify its former Vice President of Product Line Management for certain amounts in connection with her prior employment with the Company. In the event that the Company incurs such an obligation, the Company believes it has obtained sufficient director and officer liability insurance to cover this contingency.
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
      The geographic breakdown of revenues by customer destination is as follows (in thousands):

	Years Ended June 30,

	2005	2004	2003

Revenues:
United States	$5,323	$3,534	$9,751
Europe	6,905	6,063	4,308
Asia	11,255	8,998	7,244
Canada	10,872	15,733	1,440

Totals	$34,355	$34,328	$22,743

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,

	2005	2004

United States	$7,037	$4,500
People’s Republic of China	18,260	21,926

Totals	$25,297	$26,426

NOTE 13 — 401(K) PLAN
      In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Oplink Communications, Inc.
      Our audits of the consolidated financial statements referred to in our report dated August 26, 2004, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the years ended June 30, 2004 and 2003. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
August 26, 2004

Schedule II
Oplink Communications, Inc.
Valuation and Qualifying Accounts
For the Years ended June 30, 2005, 2004 and 2003

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions(1)	End of Year

	(In thousands)
Allowance for doubtful accounts
Year Ended June 30, 2005	$441	$(147)	$150	$144
Year Ended June 30, 2004	$598	$22	$179	$441
Year Ended June 30, 2003	$704	$62	$168	$598
Inventory reserve
Year Ended June 30, 2005	$13,858	$551	$3,572	$10,837
Year Ended June 30, 2004	$18,442	$303	$4,887	$13,858
Year Ended June 30, 2003	$35,601	$—	$17,159	$18,442
Accrued restructuring costs
Year Ended June 30, 2005	$1,899	$—	$1,836	$63
Year Ended June 30, 2004	$4,490	$452	$3,043	$1,899
Year Ended June 30, 2003	$9,679	$12,167	$17,356	$4,490
Product returns
Year Ended June 30, 2005	$332	$58	$—	$390
Year Ended June 30, 2004	$200	$132	$—	$332
Year Ended June 30, 2003	$574	$(47)	$327	$200

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

Exhibit Index

Exhibit No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.

3	.2(1)	Bylaws of Oplink.

3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

4	.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.

4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.

10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.

10	.3(1)	Sublease Agreement dated February 29, 2000 by and among Wyse Technology Inc. and Oplink and Wyse Technology Investments Inc.

10	.4(1)	Amended and Restated Lease Agreement dated March 19, 1993 by and between Wyse Technology Investments, Inc. and Wyse Technology, Inc.

10	.5(1)	Amendment No. 1 to Sublease Agreement dated April 14, 2000 and Amendment No. 2 dated September 1, 2000 by and among Oplink, Wyse Technology Inc. and Wyse Technology Investments Inc.

10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.

10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.

10	.8(1)(5)	Oplink’s 1995 Stock Plan.

10	.9(1)(5)	Oplink’s 1998 Stock Plan.

10	.10(1)(5)	Oplink Form of Indemnity Agreement.

10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.

10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.

10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.

10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.

10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.

10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/ I/ D April 8, 1992.

10.30		Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.

10.31		Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.

21.1		Subsidiaries of Oplink.

23.1		Consent of Burr, Pilger & Mayer LLP.

23.2		Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney is contained on the Signatures page.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.		Description

32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(†) Confidential treatment granted with respect to portions of these exhibits.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.