Form 10-Q
period 2005-10-02
OPLINK COMMUNICATIONS INC
filed 2005-11-14
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
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
Registrant’s telephone number, including area code: (510) 933-7200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock outstanding as of October 31, 2005 was 21,324,226.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2005	2005
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$32,897	$29,710
Short-term investments	101,020	95,696
Accounts receivable, net	7,475	7,127
Inventories, net	7,644	6,999
Prepaid expenses and other current assets	2,422	2,430

Total current assets	151,458	141,962
Long-term investments	53,685	60,727
Property, plant and equipment, net	24,420	25,297
Other assets	255	260

Total assets	$229,818	$228,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,495	$3,658
Accrued liabilities	5,614	6,044

Total current liabilities	10,109	9,702

Contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 21,286,032 and 21,251,873 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively	21	21
Additional paid-in capital	446,385	445,612
Notes receivable from stockholders	(28)	(27)
Deferred stock compensation	—	(37)
Accumulated other comprehensive income	858	62
Accumulated deficit	(227,527)	(227,087)

Total stockholders’ equity	219,709	218,544

Total liabilities and stockholders’ equity	$229,818	$228,246

(1)	The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$10,683	$8,908

Cost of revenues:
Cost of revenues	8,058	5,953
Stock compensation expense	55	27

Total cost of revenues	8,113	5,980

Gross profit	2,570	2,928

Operating expenses:
Research and development:
Research and development	1,488	1,905
Stock compensation expense	153	2

Total research and development	1,641	1,907

Sales and marketing:
Sales and marketing	885	833
Stock compensation expense	142	5

Total sales and marketing	1,027	838

General and administrative:
General and administrative	1,636	1,751
Stock compensation expense	247	45

Total general and administrative	1,883	1,796

Amortization of intangible and other assets	—	46

Total operating expenses	4,551	4,587

Loss from operations	(1,981)	(1,659)
Interest and other income, net	1,560	801
Loss on sale of assets	(19)	(16)

Net loss	$(440)	$(874)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Basic and diluted weighted average shares outstanding	21,274	21,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(440)	$(874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,937	1,934
Amortization of intangible and other assets	—	46
Stock compensation expense	597	79
Amortization of premium on investments	56	326
Loss on sale or disposal of assets	19	16
Other	(1)	(27)
Change in assets and liabilities:
Accounts receivable	(293)	(608)
Inventories	(455)	(614)
Prepaid expenses and other current assets	18	254
Other assets	5	123
Accounts payable	795	(244)
Accrued liabilities	(453)	(120)

Net cash provided by operating activities	1,785	291

Cash flows from investing activities:
Purchases of available-for-sale investments	(9,966)	(36,288)
Sales and maturities of available-for-sale investments	6,600	7,500
Purchases of held-to-maturity investments	(15,000)	(10,000)
Maturities of held-to-maturity investments	20,000	5,000
Proceeds from sales of property and equipment	5	116
Purchases of property and equipment	(472)	(4,966)

Net cash provided by (used in) investing activities	1,167	(38,638)

Cash flows from financing activities:
Proceeds from issuance of common stock	199	84
Repayment of notes receivable from stockholders	—	12
Repayment of capital lease obligations	—	(81)

Net cash provided by financing activities	199	15

Effect of exchange rate changes on cash	36	—

Net increase (decrease) in cash and cash equivalents	3,187	(38,332)

Cash and cash equivalents, beginning of period	29,710	56,690

Cash and cash equivalents, end of period	$32,897	$18,358

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.
Fiscal Year
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 2, 2005 and October 3, 2004 represent the Sunday closest to the period ended September 30, 2005 and 2004, respectively. The first quarter of fiscal 2005 was a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 consisted of 53 weeks, one week more than a typical year. Fiscal year 2006 will consist of 52 weeks.

     The Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results.
Reverse Stock Split
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.
     In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2005, the results of its operations for the three-month periods ended September 30, 2005 and 2004 and its cash flows for the three-month periods ended September 30, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year.
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

	Three Months Ended
	September 30,
	2005	2004
Numerator:
Net loss	$(440)	$(874)

Denominator:
Weighted average shares outstanding	21,274	21,073

Net loss per share — basic and diluted	$(0.02)	$(0.04)

Antidilutive stock options not included in net loss per share calculation	3,014	2,682

4. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.

     The reconciliation of net loss to comprehensive income (loss) for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net loss	$(440)	$(874)
Unrealized loss on investments	(28)	(43)
Change in cumulative translation adjustments	824	(27)

Total comprehensive income (loss)	$356	$(944)

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
     The Company records its investments in auction rate securities as short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
     Short-term and long-term investments at September 30 and June 30, 2005 consist of the following (in thousands):

	September 30, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Commercial paper	$3,995	$3,997	$—	$(2)	$3,995
Obligations of states and political subdivisions	47,400	47,400	—	—	47,400
U.S. corporate securities	15,619	15,652	—	(33)	15,619
United States government agencies	34,006	34,006	—	(841)	33,165

Total short-term investments	101,020	101,055	—	(876)	100,179

Long-term investments:
U.S. corporate securities	5,685	5,685	—	(141)	5,544
United States government agencies	48,000	48,000	—	(384)	47,616

Total long-term investments	53,685	53,685	—	(525)	53,160

Total investments	$154,705	$154,740	$—	$(1,401)	$153,339

	June 30, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Obligations of states and political subdivisions	$46,400	$46,400	$—	$—	$46,400
U.S. corporate securities	27,296	27,317	—	(29)	27,288
United States government agencies	22,000	22,000	—	(192)	21,808

Total short-term investments	95,696	95,717	—	(221)	95,496

Long-term investments:
U.S. corporate securities	5,719	5,719	—	(126)	5,593
United States government agencies	55,008	55,008	2	(339)	54,671

Total long-term investments	60,727	60,727	2	(465)	60,264

Total investments	$156,423	$156,444	$2	$(686)	$155,760

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30 and June 30, 2005 are presented in the following tables (in thousands):

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Commercial paper	$3,997	$—	$(2)	$3,995
Obligations of states and political subdivisions	47,400	—	—	47,400
U.S. corporate securities	15,652	—	(33)	15,619

Total available-for-sale investments	67,049	—	(35)	67,014

Held-to-maturity investments:
U.S. corporate securities	5,685	—	(141)	5,544
United States government agencies	82,006	—	(1,225)	80,781

Total held-to-maturity investments	87,691	—	(1,366)	86,325

Total investments	$154,740	$—	$(1,401)	$153,339

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Obligations of states and political subdivisions	$46,400	$—	$—	$46,400
U.S. corporate securities	17,296	—	(21)	17,275

Total available-for-sale investments	63,696	—	(21)	63,675

Held-to-maturity investments:
U.S. corporate securities	15,740	—	(134)	15,606
United States government agencies	77,008	2	(531)	76,479

Total held-to-maturity investments	92,748	2	(665)	92,085

Total investments	$156,444	$2	$(686)	$155,760

     There was no gross realized gain (loss) on sales of available-for-sale securities in the three months ended September 30, 2005. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2005 (in thousands):

	September 30, 2005
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Commercial paper	$3,995	$(2)	$—	$—	$3,995	$(2)
U.S. corporate securities	7,769	(33)	—	—	7,769	(33)

Total available-for-sale investments	11,764	(35)	—	—	11,764	(35)

Held-to-maturity investments:
U.S. corporate securities	—	—	5,544	(141)	5,544	(141)
United States government agencies	57,053	(947)	23,729	(278)	80,782	(1,225)

Total held-to-maturity investments	57,053	(947)	29,273	(419)	86,326	(1,366)

Total investments in loss position	$68,817	$(982)	$29,273	$(419)	$98,090	$(1,401)

     The amortized cost and estimated fair value of debt securities at September 30 and June 30, 2005 by contractual maturities, are shown below (in thousands):

	September 30, 2005		June 30, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$16,549	$16,514	$12,596	$12,575
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	50,500	50,500	51,100	51,100

Total available-for-sale investments	67,049	67,014	63,696	63,675

Held-to-maturity investments:
Due in one year or less	34,006	33,165	32,021	31,821
Due in one year to five years	53,685	53,160	60,727	60,264

Total held-to-maturity investments	87,691	86,325	92,748	92,085

Total investments	$154,740	$153,339	$156,444	$155,760

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $51,000 and $65,000 as of September 30 and June 30, 2005, respectively.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	June 30,
	2005	2005
Inventories, net:
Raw materials	$11,697	$11,895
Work-in-process	4,862	4,389
Finished goods	1,496	1,156

Sub-total	18,055	17,440
Less: Reserves for excess and obsolete inventory	(10,411)	(10,441)

Total	$7,644	$6,999

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	September 30,	June 30,
	2005	2005
Property, plant and equipment:
Production and engineering equipment	$32,220	$31,153
Computer equipment and software	6,309	6,207
Building and building improvements	14,977	14,708
Land	1,949	1,949

Sub-total	55,455	54,017
Less: Accumulated depreciation and amortization	(31,035)	(28,720)

Total	$24,420	$25,297

8. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2005	2005
Accrued liabilities:
Payroll and related expenses	$1,166	$1,175
Accrued sales commission	357	325
Accrued warranty	607	560
Accrued professional fees	845	1,062
Other	2,639	2,922

Total	$5,614	$6,044

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheet, is as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Balance at the beginning of the period	$560	$700

Accruals for warranties issued during the period	100	173

Accruals related to pre-existing warranties including expirations and changes in estimates	—	(80)

Cost of warranty repair	(53)	(93)

Balance at the end of the period	$607	$700

10. Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2004 and 2005 and the three months ended September 30, 2005 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2003	$176	$4,314	$4,490
Less: accrued restructuring costs, current			3,018

Accrued restructuring costs, non current			$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	452	452
Adjustment	99	(99)	—
Cash payments	(275)	(2,768)	(3,043)

Balance at June 30, 2004	—	1,899	$1,899
Less: accrued restructuring costs, current			1,795

Accrued restructuring costs, non current			$104

Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	63

Cash payments	—	(63)	(63)

Balance at September 30, 2005	$—	$—	$—

11. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the Adoption of SFAS No. 123 (R)
     Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the three months ended September 30, 2004 for options granted to employees with an exercise price greater than the market value of the underlying common stock on the date of grant.
     The pro-forma information for the three months ended September 30, 2004 was as follows (in thousands, except per share data):

Three Months Ended
September 30,
2004
Net loss as reported	$(874)
Stock-based employee compensation expense included in reported net loss	79
Pro forma stock compensation expense computed under the fair value method for all awards	(1,003)

Pro forma net loss	$(1,798)

Basic and diluted net loss per share, as reported	$(0.04)

Pro forma basic and diluted net loss per share	$(0.09)

Impact of the Adoption of SFAS No. 123 (R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended September 30, 2005 was as follows (in thousands, except per share data):

Three Months Ended
September 30,
2005
Stock-based compensation expense by type of award:
Employee stock options	$481
Employee stock purchase plan	130
Amounts capitalized as inventory	(14)

Total stock-based compensation	597
Tax effect on stock-based compensation	—

Net effect on net loss	$597

Effect on basic and diluted net loss per share	$(0.03)

     The Company’s unearned stock compensation balance of $37,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123 (R). As of July 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $5.3 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123 (R), the Company accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 15% for its options. Accordingly, as of July 1, 2005, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $4.1 million after estimated forfeitures.

     During the three months ended September 30, 2005, the Company granted 99,429 stock options with an estimated total grant-date fair value of $483,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $155,000. During the three months ended September 30, 2005, the Company recorded stock-based compensation related to stock options of $481,000.
     As of September 30, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $3.9 million and will be recognized over an estimated weighted average amortization period of 2.1 years. Approximately $14,000 of stock-based compensation was capitalized as inventory at September 30, 2005. The Company elected not to capitalize any stock-based compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123 (R) were initially adopted.
Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2005	2004
Risk-free interest rate	4.07%	3.47%
Expected life of option	4.5 years	4 years
Expected dividends	0%	0%
Volatility	48%	63%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of four of the Company’s competitors, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.
     The weighted-average fair value of the options granted under the stock option plans was $4.85 and $5.47 per share for the three months ended September 30, 2005 and 2004, respectively.

Equity Incentive Program
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price
Balance, June 30, 2003	5,509,959	2,922,945	$15.1193

Options granted	(678,100)	678,100	14.7826
Options exercised		(539,871)	5.9745
Options canceled	233,413	(233,413)	24.1297

Balance, June 30, 2004	5,065,272	2,827,761	15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised		(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(99,429)	99,429	10.9193
Options exercised		(34,159)	5.8044
Options canceled	114,287	(114,287)	16.1273

Balance, September 30, 2005	4,805,135	3,014,472	$14.4690

     The options outstanding and exercisable at September 30, 2005 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
	at September 30, 2005			at September 30, 2005
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (in Years)	Price	Outstanding	Price
$0.0875 - $7.0000	1,029,866	6.5	$4.3092	832,845	$4.2224
$7.0001 - $14.0000	1,015,109	8.5	11.3036	417,501	11.5668
$14.0001 - $21.0000	516,197	6.4	17.2340	300,375	17.3131
$21.0001 - $28.0000	31,429	4.7	28.0000	31,429	28.0000
$28.0001 - $35.0000	76,514	4.8	34.6626	76,514	34.6626
$35.0001 - $42.0000	304,857	4.9	38.0639	304,857	38.0639
$42.0001 - $49.0000	4,571	4.9	45.5000	4,571	45.5000
$49.0001 - $56.0000	286	5.2	55.1250	286	55.1250
$56.0001 - $63.0000	11,714	5.0	63.0000	11,714	63.0000
$63.0001 - $139.5625	23,929	5.1	113.2201	23,929	113.2201

	3,014,472	6.9	$14.4690	2,004,021	$16.4801

Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended September 30, 2005 was $130,000. There were no shares purchased under the employee stock purchase plan during the three months ended September 30, 2005.
     The number of shares reserved for issuance under the Company’s stock purchase plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 2,857,142 shares may be issued during the term of the Purchase Plan. At September 30, 2005, a total of 773,371 shares were reserved and available for issuance under this plan.
12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company did not make any repurchases during the three months ended September 30, 2005 and 2004. As of September 30, 2005, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.

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
15. Subsequent Events.
Acquisition of F3 Inc.
     In November 2005, we acquired approximately 96% of the outstanding share capital of F3 Inc., a Taiwan company, for a total purchase price of $4.7 million. F3 is a fabless semiconductor company that produces chipsets for communications equipment. We purchased the shares directly from the F3 shareholders. The outstanding shares that we did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders.
Reverse Stock Split
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. A Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation effecting the reverse split was filed with the Delaware Secretary of State on November 9, 2005, and the reverse split became effective at 5:00 pm Eastern time on November 9, 2005. Prior to giving effect to the reverse split, the Company had 149,002,230 shares of common stock outstanding as of September 30, 2005. After giving effect to the reverse split that Company had 21,286,032 shares of common stock outstanding as of September 30, 2005. There was no change to the number of authorized shares or par value of the common stock in connection with the reverse split.

     The Company’s stockholders approved a reverse stock split in the range of 1-for-3 to 1-for-10 at the 2004 Annual Meeting of Stockholders held on November 11, 2004, and granted the Company’s Board of Directors the authority to effect a reverse stock split within such range at any time prior to the 2005 Annual Meeting of Stockholders. Bank of New York is the Company’s transfer agent and will act as the exchange agent for the purpose of implementing the exchange of stock certificates in connection with the reverse split. The exercise price and the number of shares of common stock issuable under the Company’s outstanding options will be proportionately adjusted to reflect the reverse stock split.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission on September 23, 2005.
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
Use of Estimates and Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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
- warranty obligations;
- risk evaluation;
- allowance for doubtful accounts;
- excess and obsolete inventory;
- long-lived asset valuation;
- business combination; and
- deferred taxes.
     Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. In light of the recent adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”), we have also included our stock compensation policy as a critical accounting policy, as set forth below.
Stock Compensation
     We adopted SFAS No. 123 (R) effective July 1, 2005. SFAS No. 123 (R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123 (R) requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 11 — stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.
Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Revenues	$10,683	$8,908	$1,775	19.9%

     The increase in revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to increased unit shipments of our wavelength expansion products to existing and new customers. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue associated with increased unit shipments was partially offset by lower demand for our optical switching and routing products and decreases in the average selling prices of our products during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2006. We expect an increase of approximately 10% in revenue in the second quarter of fiscal 2006 from the first quarter of fiscal 2006.
     Gross Profit:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Gross profit	$2,570	$2,928	$(358)	(12.2)%
Gross profit margin	24.1%	32.9%
     The decrease in gross profit for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to higher labor and production costs associated with higher unit shipments. Although we achieved higher revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, higher material costs substantially offset the increase in revenue.
     Our gross profit margin decreased for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to higher material costs relative to sales.
     We expect our gross profit margin in the second quarter of fiscal 2006 to improve slightly compared to the first quarter of fiscal 2006.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Research and development	$1,641	$1,907	$(266)	(13.9)%

     The decrease in research and development expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to lower personnel costs as a result of transitioning sub-system research and development to China as well as lower depreciation and facility costs, partially offset by an increase in stock compensation expense resulting from the adoption of SFAS No. 123 (R). We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. Primarily as a result of the acquisition of F3 Inc., we expect our quarterly research and development expense excluding stock compensation expense to increase in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. Stock compensation expense is expected to increase as well due to the granting of stock options to the research and development personnel of F3 Inc.
     In connection with the acquisition of F3 Inc. we expect that a portion of the total purchase price will be allocated to in-process research and development and expensed in the second quarter of fiscal 2006. In addition, in the second quarter of fiscal 2006 we may incur amortization of intangible assets as a result of allocating a portion of purchase price to intangible assets.
     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Sales and marketing	$1,027	$838	$189	22.6%
     The increase in sales and marketing expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R). We expect our quarterly sales and marketing expenses excluding stock compensation expense to slightly increase in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006. In addition, we may incur additional stock compensation expense due to the granting of stock options to the sales and marketing personnel of F3 Inc.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
General and administrative	$1,883	$1,796	$87	4.8%
     The increase in general and administrative expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R) and higher professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower legal and settlements costs as a result of the settlement of the lawsuit with OZ Optics Limited, Inc. in the first quarter of fiscal 2005. We expect our general and administrative expenses excluding stock compensation expense to be in the range of $1.3 million to $1.4 million in the second quarter of fiscal 2006. In addition, we may incur additional stock compensation expense due to the granting of stock options to the general and administrative personnel of F3 Inc.

     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Stock compensation expense	$597	$79	$518	655.7%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 11 — Stock-Based Compensation). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three months ended September 30, 2005, we accounted for stock compensation under SFAS No. 123(R) while for the three months ended September 30, 2004, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS No. 123 (R), however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended September 30, 2005 is not comparable to the prior-year period.
     Our stock compensation expense in the second quarter of fiscal 2006 may increase compared to the first quarter of fiscal 2006 primarily due to the granting of stock options to employees of F3 Inc. in the second quarter of fiscal 2006 in connection with our acquisition of F3 Inc. in November 2005.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2005	2004
Interest and other income, net	$1,560	$801	$759	94.8%

     The increase in interest income for the three month ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to higher yields on our investments. The average rate of return for the three months ended September 30, 2005 was 3.4% as compared to the average rate of return of 1.9% for the three months ended September 30, 2004.
     Loss on Sale of Assets. We recorded a loss of $19,000 and $16,000 for the three months ended September 30, 2005 and 2004, respectively, from the sale of fixed assets at less than the carrying amount of these assets.
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $55.4 million as of September 30, 2005, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $23.4 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2005. In August 2000, we received $50.0 million in connection with the issuance to Cisco Systems of a convertible promissory note, which along with the related interest expense automatically converted into 471,253 shares of common stock upon the closing of our initial public offering in October 2000. As of September 30, 2005, we had cash, cash equivalents and short-term and long-term investments of $187.6 million and working capital of $141.3 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal 2006 will be lower than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal year 2006 due to our acquisition of F3 Inc.
     Three Months Ended September 30, 2005
     Our operating activities provided cash of $1.8 million in the first quarter of fiscal 2006 as a result of our net loss for the first quarter of fiscal 2006 of $440,000 adjusted by $2.6 million primarily for the non-cash charges of depreciation and amortization and stock compensation as well as a use of cash as a result of net changes in assets and liabilities of $383,000.
     In the three months ended September 30, 2005, the use of cash as a result of the changes in assets and liabilities was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities.
     Accounts receivable used $293,000 of cash primarily due to increased shipments during the first quarter of fiscal 2006. Days sales outstanding in accounts receivable ended the first quarter of fiscal 2006 at 64 days, as compared to 73 days at the end of the fourth quarter of fiscal 2005. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $455,000 of cash during the first quarter of fiscal 2006 primarily due to increased volumes of sales and associated purchases of inventory required to meet customer demand. The increase was partially offset by improved inventory utilization. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Accounts payable provided cash of $795,000 in the first quarter of fiscal 2006 primarily due to higher inventory purchases as a result of higher demand for our products by our customers.
     Accrued liabilities consumed $453,000 in cash in the first quarter of fiscal 2006 primarily due to payments of professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.

     Our investing activities provided cash of $1.2 million in the first quarter of fiscal 2006. The net cash provided in investing activities in the three months ended September 30, 2005 was primarily due to sales or maturities of investments of $26.6 million partially offset by purchases of investments of $25.0 million resulting in an increase of cash of $1.6 million. We invested a significant amount of our excess cash to purchase investments in the first quarter of fiscal 2006 in an effort to take advantage of higher yields and increase returns on our investments. However, during the first quarter of fiscal 2006, we did not reinvest all cash from sales or maturities of investment to ensure we have funds available to acquire F3 Inc. We used approximately $472,000 to purchase equipment in the first quarter of fiscal 2006. During the remaining nine months of fiscal 2006, we expect to use approximately $1.5 million for capital expenditures worldwide, excluding property and equipment acquired through acquisitions.
     Our financing activities provided cash of $199,000 in the first quarter of fiscal 2006 primarily due to proceeds from issuance of common stock in connection with the exercise of stock options.
     Three Months Ended September 30, 2004
     Our operating activities provided cash of $291,000 in the first quarter of fiscal 2005 as a result of our net loss for the first quarter of fiscal 2005 of $874,000 adjusted by $2.4 million primarily for the non-cash charges of depreciation and amortization, amortization of deferred stock compensation as well as a net change in assets and liabilities of $1.2 million.
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
     Our investing activities used cash of $38.6 million in the first quarter of fiscal 2005. The net cash used in investing activities in the three months ended September 30, 2004 was primarily due to purchases investments of $46.3 million partially offset by maturities of investments of $12.5 million resulting in use of cash of $33.8 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in the first quarter of fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $4.8 million to purchase a building in Fremont, California in the first quarter of fiscal 2005 to house our US operations.
     Our financing activities provided cash of $15,000 in the first quarter of fiscal 2005 primarily due to proceeds from issuance of common stock of $84,000 in connection with the exercise of stock options and partial repayment of a note receivable from a stockholder of $12,000, partially offset by repayment of capital lease obligations of $81,000.

Contractual Obligations
     Our contractual obligations as of September 30, 2005 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Operating leases	$709	$235	$474	$—	$—
Purchase obligations	3,426	3,426	—	—	—

Total	$4,135	$3,661	$474	$—	$—

Recent Accounting Pronouncements
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
     We have incurred significant losses since our inception in 1995 and expect to incur losses in the future. We incurred net losses of $440,000, $2.6 million, $6.4 million and $36.8 million for the three months ended September 30, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we have not achieved profitability on a quarterly or annual basis since inception. As of September 30, 2005, we had an accumulated deficit of $227.5 million. Moreover, we will need to generate significantly greater revenues while controlling costs and operating expenses to achieve profitability. Our revenues may not grow in future quarters, and we may never generate sufficient revenues to achieve profitability. We may also continue to incur significant operating losses if the markets for our products do not grow.
We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 63%, 63%, 69% and 56% of our revenues in the three months ended September 30, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Flextronics Canada, Inc. (“Flextronics”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the three months ended September 30, 2005. Nortel Networks Corporation (“Nortel”), Flextronics and Hua Wei each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For the three months ended September 30, 2005 and fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period.

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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
•	economic downturn and uncertainty of the fiber optic industry;

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	impact on our sales as a result of our customers continued migration to contract manufacturers;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;
•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products or increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could impair the reliability of our financial statements, cause us to delay filing our periodic reports with the SEC, harm our reputation and adversely affect our stock price.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting exist as of June 30, 2005, we can not assure you that this will be the case in the future periods. If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that the Company’s internal control over financial reporting is effective as of the end of such fiscal year, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and the Company’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
     Changes in existing accounting rules or practices, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, for purposes of our 2005 fiscal year quarterly and annual financial reports, we were not required to expense stock-based compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. Recent changes to the Financial Accounting Standards Board (“FASB”) guidelines relating to accounting for stock-based compensation increased our compensation expense starting in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) could make our net income/loss less predictable in any given reporting period and could harm our business. To mitigate future impact, we may revise our equity compensation program, which may negatively impact our ability to attract and retain highly skilled employees.

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
     A significant portion of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revalued at the beginning of fiscal 2005 at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on the company’s reported results would have been to increase net loss of fiscal 2005 by approximately $75,000. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three months ended September 30, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 67%, 63%, 65% and 67% of our revenues in the three months ended September 30, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     Our current executive officers, directors and their affiliates owned, in the aggregate, as of September 30, 2005, approximately 13.1% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which change in control may be favored by our other stockholders, or entrenching current management.
Because of the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to September 30, 2005. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
We have recently effected a 1-for-7 reverse split of our common stock, the short- or long-term effects of which on our stock price or market capitalization cannot be predicted.
     On November 7, 2005, we announced a one-for-seven reverse split of our common stock. The reverse split was effective after the market close on November 9, 2005. The Company’s stockholders approved a reverse stock split in the range of 1-for-3 to 1-for-10 at the 2004 Annual Meeting of Stockholders held on November 11, 2004, and granted our Board of Directors the authority to effect a reverse stock split within such range at any time prior to the 2005 Annual Meeting of Stockholders.
     The short-term or long-term effect of the reverse split, if any, upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split. The market price of our common stock may be based also on other factors which may be unrelated to the number of shares outstanding, including our future performance.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     As of September 30, 2005, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At September 30, 2005, we invested $55.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.

     As of September 30, 2005, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from September 30, 2005. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of September 30, 2005, we had $1.4 million gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2005	2005	2005	2005
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$26,832	3.6%	$26,464	3.1%
Short-term investments — variable rate	67,014	3.7%	68,676	3.3%
Short-term investments — fixed rate	34,006	2.6%	27,020	2.1%
Long-term investments — fixed rate	53,685	3.7%	60,727	3.4%

Total	$181,537		$182,887

	Expected Fiscal Year Maturity Date
	2006	2007	2008	Total	Fair Value
Long-term investments — fixed rate	$—	$38,685	$15,000	$53,685	$53,160
Average interest rate	—	3.5%	4.3%	3.7%
Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at September 30, 2005 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
     In July 2005, China uncoupled Renminbi from the U.S. dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revalued at the beginning of fiscal 2005 at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on our reported results for fiscal 2005 would have been to increase net loss by approximately $75,000.

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
ITEM 4 — CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
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

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. A Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation effecting the reverse stock split was filed with the Delaware Secretary of State on November 9, 2005, which Certificate of Amendment is filed with this report as Exhibit 3.4.
ITEM 6 — EXHIBITS

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*
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

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: November 14, 2005	By:	/s/ Bruce D. Horn

Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.