Form 10-Q
period 2006-01-01
OPLINK COMMUNICATIONS INC
filed 2006-02-10
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2006
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
Registrant’s telephone number, including area code: (510) 933-7200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐  No ☑
     The number of shares of the Registrant’s common stock outstanding as of January 31, 2006 was 21,343,768.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2005	2005
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,385	$29,710
Short-term investments	90,887	95,696
Accounts receivable, net	10,138	7,127
Inventories, net	8,276	6,999
Prepaid expenses and other current assets	3,819	2,430

Total current assets	151,505	141,962
Long-term investments	55,000	60,727
Property, plant and equipment, net	23,182	25,297
Goodwill and intangible assets, net	1,627	—
Other assets	873	260

Total assets	$232,187	$228,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,575	$3,658
Accrued liabilities	6,206	6,044

Total current liabilities	11,781	9,702

Non-current liabilities	153	—

Total liabilities	11,934	9,702

Contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 21,337,458 and 21,251,873 shares issued and outstanding as of December 31, 2005 and June 30, 2005, respectively	21	21
Additional paid-in capital	447,462	445,612
Notes receivable from stockholders	(28)	(27)
Deferred stock compensation	—	(37)
Accumulated other comprehensive income	919	62
Accumulated deficit	(228,121)	(227,087)

Total stockholders’ equity	220,253	218,544

Total liabilities and stockholders’ equity	$232,187	$228,246

(1)	The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$12,651	$8,144	$23,334	$17,052

Cost of revenues:
Cost of revenues	9,164	6,939	17,222	12,892
Stock compensation expense	66	—	121	27

Total cost of revenues	9,230	6,939	17,343	12,919

Gross profit	3,421	1,205	5,991	4,133

Operating expenses:
Research and development:
Research and development	1,338	1,795	2,826	3,700
Stock compensation expense	154	—	307	2

Total research and development	1,492	1,795	3,133	3,702

Sales and marketing:
Sales and marketing	886	1,121	1,771	1,954
Stock compensation expense	141	—	283	5

Total sales and marketing	1,027	1,121	2,054	1,959

General and administrative:
General and administrative	1,701	1,556	3,337	3,307
Stock compensation expense	282	26	529	71

Total general and administrative	1,983	1,582	3,866	3,378

Amortization of intangible and other assets	18	46	18	92
In-process research and development	1,120	—	1,120	—

Total operating expenses	5,640	4,544	10,191	9,131

Loss from operations	(2,219)	(3,339)	(4,200)	(4,998)
Interest and other income, net	1,633	1,050	3,193	1,851
(Loss) gain on sale of assets	(8)	7	(27)	(9)

Net loss	$(594)	$(2,282)	$(1,034)	$(3,156)

Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.05)	$(0.15)

Basic and diluted weighted average shares outstanding	21,318	21,140	21,296	21,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,034)	$(3,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,729	3,906
Amortization of intangible and other assets	54	92
Stock compensation expense	1,240	105
Amortization of premium on investments	121	626
Loss on sale or disposal of assets	27	9
In-process research and development	1,120	—
Other	(54)	(12)
Change in assets and liabilities:
Accounts receivable	(2,825)	760
Inventories	(948)	(1,022)
Prepaid expenses and other current assets	(1,347)	(763)
Other assets	7	171
Accounts payable	1,573	12
Accrued liabilities	(326)	107

Net cash provided by operating activities	1,337	835

Cash flows from investing activities:
Purchases of available-for-sale investments	(17,961)	(62,188)
Sales and maturities of available-for-sale investments	39,595	69,700
Purchases of held-to-maturity investments	(30,004)	(18,000)
Maturities of held-to-maturity investments	20,000	5,000
Proceeds from sales of property and equipment	5	143
Purchases of property and equipment	(609)	(6,023)
Acquisition of F3 Inc., net of cash acquired	(4,365)	—

Net cash provided by (used in) investing activities	6,661	(11,368)

Cash flows from financing activities:
Proceeds from issuance of common stock	648	630
Repurchase of common stock	(11)	—
Repayment of notes receivable from stockholders	—	12
Repayment of capital lease obligations	—	(81)

Net cash provided by financing activities	637	561

Effect of exchange rate changes on cash	40	—

Net increase (decrease) in cash and cash equivalents	8,675	(9,972)

Cash and cash equivalents, beginning of period	29,710	56,690

Cash and cash equivalents, end of period	$38,385	$46,718

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
     The Company was incorporated in California in September 1995, began selling its products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and its primary manufacturing facility and research and development resources are in Zhuhai and Shanghai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2005, the results of its operations for the three and six-month periods ended December 31, 2005 and 2004 and its cash flows for the six-month periods ended December 31, 2005 and 2004. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.

Fiscal Year
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. January 1, 2006 and January 2, 2005 represent the Sunday closest to the period ended December 31, 2005 and 2004, respectively. The first quarter of fiscal 2005 was a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 consisted of 53 weeks, one week more than a typical year. Fiscal year 2006 will consist of 52 weeks.
     The condensed consolidated financial statements include the accounts of the Company and all its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. Minority interests are reflected as non-current liabilities on the condensed consolidated balance sheet and interest and other income, net on the condensed consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results.
Reverse Stock Split
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.
3. Acquisition. In November 2005, the Company acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for the Company’s Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. The Company anticipates through this natural progression to be able to participate in an additional segment of the telecom market and hopes to thereby diversify its product offering and participate in a segment that has higher growth potential than the Company’s current telecom products. The purchase price was comprised of $4.6 million in cash and $40,000 in transaction costs. The Company purchased the shares directly from the F3 shareholders. The outstanding shares that the Company did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the condensed consolidated financial statements since the acquisition date.
     Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of the acquisition. The purchase price allocation of the acquisition is as follows (in thousands):

Cash	$4,615
Transaction costs	40

Purchase price	4,655
Liabilities assumed	800

Total purchase price and liabilities assumed	$5,455

Assets acquired:
Cash and cash equivalents	$279
Short-term investments	1,198
Other current assets	246
Fixed assets	338
Other non-current assets	593
In-process research and development	1,120
Customer relationships	163
Trade name	163
Technology	871
Goodwill	484

Total	$5,455

     The in-process research and development (“IP R&D”) in connection with the acquisition of F3 consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (VoIP) or instant messaging (VoIM) through the regular office and household corded or cordless call devices.
     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisition of F3 was $1,120,000 and was charged to expense at the time of the acquisition.
     The developed technology acquired from F3, which was comprised of products that have reached technological feasibility, primarily is communication IC chipsets developed for various aspects of Ethernet applications in the first-mile of community area access networks. The Company amortizes the developed technology on a straight-line basis over an estimated life of four years.
     The purchase price for F3 resulted in the recognition of goodwill. The primary factors contributing to the recognition of goodwill for the F3 acquisition included access to a workforce with technical expertise, a deeper penetration of the Company’s customer base with a new portfolio of telecom products and access to F3 customers with the Company’s existing portfolio of telecom products.

     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the F3 acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues	$12,866	$8,419	$23,767	$17,699
Net loss	$(691)	$(2,403)	$(1,546)	$(3,318)

Net loss per share — basic and diluted	$(0.03)	$(0.11)	$(0.07)	$(0.16)
Weighted average shares outstanding	21,318	21,140	21,296	21,105
     The Company allocated the purchase price of F3 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged independent third-party appraisal firms to assist in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(594)	$(2,282)	$(1,034)	$(3,156)

Denominator:
Weighted average shares outstanding	21,318	21,140	21,296	21,105

Net loss per share — basic and diluted	$(0.03)	$(0.11)	$(0.05)	$(0.15)

Antidilutive stock options not included in net loss per share calculation	3,128	2,913	3,128	2,913

5. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.
     The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss	$(594)	$(2,282)	$(1,034)	$(3,156)
Unrealized (loss) gain on investments	(8)	58	(36)	15
Change in cumulative translation adjustments	69	14	893	(13)

Total comprehensive loss	$(533)	$(2,210)	$(177)	$(3,154)

6. Short-Term and Long-Term Investments. The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
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
     Short-term and long-term investments at December 31 and June 30, 2005 consist of the following (in thousands):

	December 31, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$536	$536	$—	$—	$536
Obligations of states and political subdivisions	23,400	23,400	—	—	23,400
Corporate securities	24,949	24,977	—	(147)	24,830
United States government agencies	42,002	42,002	—	(392)	41,610

Total short-term investments	90,887	90,915	—	(539)	90,376

Long-term investments:
United States government agencies	55,000	55,000	—	(444)	54,556

Total investments	$145,887	$145,915	$—	$(983)	$144,932

	June 30, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Obligations of states and political subdivisions	$46,400	$46,400	$—	$—	$46,400
U.S. corporate securities	27,296	27,317	—	(29)	27,288
United States government agencies	22,000	22,000	—	(192)	21,808

Total short-term investments	95,696	95,717	—	(221)	95,496

Long-term investments:
U.S. corporate securities	5,719	5,719	—	(126)	5,593
United States government agencies	55,008	55,008	2	(339)	54,671

Total long-term investments	60,727	60,727	2	(465)	60,264

Total investments	$156,423	$156,444	$2	$(686)	$155,760

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31 and June 30, 2005 are presented in the following tables (in thousands):

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$536	$—	$—	$536
Obligations of states and political subdivisions	23,400	—	—	23,400
Corporate securities	19,325	—	(28)	19,297

Total available-for-sale investments	43,261	—	(28)	43,233

Held-to-maturity investments:
Corporate securities	5,652	—	(119)	5,533
United States government agencies	97,002	—	(836)	96,166

Total held-to-maturity investments	102,654	—	(955)	101,699

Total investments	$145,915	$—	$(983)	$144,932

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Obligations of states and political subdivisions	$46,400	$—	$—	$46,400
U.S. corporate securities	17,296	—	(21)	17,275

Total available-for-sale investments	63,696	—	(21)	63,675

Held-to-maturity investments:
U.S. corporate securities	15,740	—	(134)	15,606
United States government agencies	77,008	2	(531)	76,479

Total held-to-maturity investments	92,748	2	(665)	92,085

Total investments	$156,444	$2	$(686)	$155,760

     There was no gross realized gain (loss) on sales of available-for-sale securities in the three and six months ended December 31, 2005. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2005 (in thousands):

	December 31, 2005
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	7,729	(28)	—	—	7,729	(28)

Held-to-maturity investments:
Corporate securities	—	—	5,533	(119)	5,533	(119)
United States government agencies	54,556	(444)	41,610	(392)	96,166	(836)

Total held-to-maturity investments	54,556	(444)	47,143	(511)	101,699	(955)

Total investments in loss position	$62,285	$(472)	$47,143	$(511)	$109,428	$(983)

     The amortized cost and estimated fair value of debt securities at December 31 and June 30, 2005 by contractual maturities are shown below (in thousands):

	December 31, 2005		June 30, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$16,761	$16,733	$12,596	$12,575
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	26,500	26,500	51,100	51,100

Total available-for-sale investments	43,261	43,233	63,696	63,675

Held-to-maturity investments:
Due in one year or less	47,654	47,143	32,021	31,821
Due in one year to five years	55,000	54,556	60,727	60,264

Total held-to-maturity investments	102,654	101,699	92,748	92,085

Total investments	$145,915	$144,932	$156,444	$155,760

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $36,000 and $65,000 as of December 31 and June 30, 2005, respectively.
7. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31,	June 30,
	2005	2005
Inventories, net:
Raw materials	$12,470	$11,895
Work-in-process	4,799	4,389
Finished goods	989	1,156

Sub-total	18,258	17,440
Less: Reserves for excess and obsolete inventory	(9,982)	(10,441)

Total	$8,276	$6,999

8. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	December 31,	June 30,
	2005	2005
Property, plant and equipment:
Production and engineering equipment	$31,686	$31,153
Computer equipment and software	6,507	6,207
Building and building improvements	15,061	14,708
Land	1,949	1,949

Sub-total	55,203	54,017
Less: Accumulated depreciation and amortization	(32,021)	(28,720)

Total	$23,182	$25,297

9. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisition of F3 Inc. in November 2005 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2005	(in Years)	Amount	Amortization	Net
Technology	4	$871	$36	$835
Trade name	3	163	9	154
Customer relationships	3	163	9	154

Total		$1,197	$54	$1,143

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Reported as:	2005	2004	2005	2004
Cost of revenues	$36	$—	$36	$—
Operating expenses	18	46	18	92

Total	$54	$46	$54	$92

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2006	$163
2007	326
2008	326
2009	254
2010	74

$1,143

     During the six month ended December 31, 2005, goodwill of $484,000 was recorded as a result of the acquisition of F3 Inc.
10. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31	June 30,
	2005	2005
Accrued liabilities:
Payroll and related expenses	$1,144	$1,175
Accrued sales commission	408	325
Accrued warranty	581	560
Accrued professional fees	953	1,062
Other	3,120	2,922

Total	$6,206	$6,044

11. Product Warranties. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on its historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at the beginning of the period	$607	$700	$560	$700

Accruals for warranties issued during the period	56	420	156	593

Accruals related to pre-existing warranties including expirations and changes in estimates	(50)	(107)	(50)	(187)

Cost of warranty repair	(32)	(53)	(85)	(146)

Balance at the end of the period	$581	$960	$581	$960

12. Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2004 and 2005 and the six months ended December 31, 2005 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2003	$176	$4,314	$4,490
Less: accrued restructuring costs, current			3,018

Accrued restructuring costs, non current			$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	452	452
Adjustment	99	(99)	—
Cash payments	(275)	(2,768)	(3,043)

Balance at June 30, 2004	—	1,899	$1,899
Less: accrued restructuring costs, current			1,795

Accrued restructuring costs, non current			$104

Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	63

Cash payments	—	(63)	(63)

Balance at December 31, 2005	$—	$—	$—

13. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
Prior to the Adoption of SFAS No. 123 (R)
     Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company recorded employee stock-based compensation for the three and six months ended December 31, 2004 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.
     The pro-forma information for the three and six months ended December 31, 2004 was as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net loss as reported	$(2,282)	$(3,156)
Stock-based employee compensation expense included in reported net loss	26	105
Pro forma stock compensation expense computed under the fair value method for all awards	(838)	(2,072)

Pro forma net loss	$(3,094)	$(5,123)

Basic and diluted net loss per share, as reported	$(0.11)	$(0.15)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.24)

Impact of the Adoption of SFAS No. 123 (R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and six months ended December 31, 2005 was as follows (in thousands, except per share data):

	Three Months
	Ended	Six Months Ended
	December 31,	December 31,
	2005	2005
Stock-based compensation expense by type of award:
Employee stock options	$530	$1,011
Employee stock purchase plan	110	240
Net change of amounts capitalized as inventory	3	(11)

Total stock-based compensation	643	1,240
Tax effect on stock-based compensation	—	—

Net effect on net loss	$643	$1,240

Effect on basic and diluted net loss per share	$(0.03)	$(0.06)

     The Company’s unearned stock compensation balance of $37,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123 (R). As of July 1, 2005, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $5.3 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123 (R), the Company accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% for its options. Accordingly, as of July 1, 2005, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $4.1 million after estimated forfeitures.
     During the three and six months ended December 31, 2005, the Company granted 202,285 and 301,714 stock options, respectively, with an estimated total grant-date fair value of $1,087,000 and $1,570,000, respectively. The Company estimated that the stock-based compensation for the awards granted in the three and six months ended December 31, 2005 not expected to vest was $289,000 and $418,000, respectively. During the three and six months ended December 31, 2005, the Company recorded stock-based compensation related to stock options of $530,000 and $1,011,000, respectively.
     As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $4.0 million and will be recognized over an estimated weighted average amortization period of 2.0 years. Approximately $11,000 of stock-based compensation was capitalized as inventory at December 31, 2005. The Company elected not to capitalize any stock-based compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123 (R) were initially adopted.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.40%	3.30%	4.29%	3.31%
Expected life of option	4.9 years	4 years	4.8 years	4 years
Expected dividends	0%	0%	0%	0%
Volatility	45%	54%	46%	55%
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
     The weighted-average fair value of the options granted under the stock option plans was $5.38, $5.20, $5.71 and $5.70 per share for the three and six months ended December 31, 2005 and 2004, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price
Balance, June 30, 2003	5,509,959	2,922,945	$15.1193

Options granted	(678,100)	678,100	14.7826
Options exercised	—	(539,871)	5.9745
Options canceled	233,413	(233,413)	24.1297

Balance, June 30, 2004	5,065,272	2,827,761	15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(301,713)	301,713	11.6613
Options exercised	—	(47,949)	6.4010
Options canceled	188,763	(188,763)	15.3694
Plan shares expired (1)	(5,837)	—	—

Balance, December 31, 2005	4,671,490	3,128,490	$14.3451

     (1) The Company’s 1995 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.
     The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges:

	Options Outstanding			Options Vested and Exercisable
	at December 31, 2005			at December 31, 2005
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Outstanding	Price
$0.0875 — $7.0000	1,025,763	6.2	$4.3072	875,257	$4.2455
$7.0001 — $14.0000	1,153,548	8.6	11.4599	341,928	11.7316
$14.0001 — $21.0000	501,337	6.0	17.1974	416,222	17.2614
$21.0001 — $28.0000	31,427	4.4	28.0000	31,427	28.0000
$28.0001 — $35.0000	71,079	4.6	34.6898	71,079	34.6898
$35.0001 — $42.0000	304,850	4.6	38.0636	304,850	38.0636
$42.0001 — $49.0000	4,570	4.7	45.5000	4,570	45.5000
$49.0001 — $56.0000	284	4.9	55.1250	284	55.1250
$56.0001 — $63.0000	11,710	4.7	63.0000	11,710	63.0000
$63.0001 — $139.5625	23,922	4.8	113.2196	23,922	113.2196

	3,128,490	6.8	$14.3451	2,081,249	$16.1110

Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three and six months ended December 31, 2005 was $110,000 and $240,000, respectively. 38,880 shares were purchased under the employee stock purchase plan during the three months ended December 31, 2005.
     The number of shares reserved for issuance under the Company’s employee stock purchase plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan. At December 31, 2005, a total of 734,491 shares were reserved and available for issuance under this plan.
14. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company repurchased $11,000 of its common stock during the three months ended December 31, 2005. As of December 31, 2005, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.
15. Recent Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
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
16. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).
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
     ACQUISITION OF F3 INC. In November 2005, we acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park,

Hsin-Chu, Taiwan that has developed an ASIC chip for our Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. We anticipate through this natural progression to be able to participate in an additional segment of the telecom market and hope to thereby diversify our product offering and participate in a segment that has higher growth potential than our current telecom products. The purchase price was comprised of $4.6 million in cash and $40,000 in transaction costs. We purchased the shares directly from the F3 shareholders. The outstanding shares that we did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the condensed consolidated financial statements since the acquisition date.
     Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of the acquisition. The purchase price allocation of the acquisition is as follows (in thousands):

Cash	$4,615
Transaction costs	40

Purchase price	4,655
Liabilities assumed	800

Total purchase price and liabilities assumed	$5,455

Assets acquired:
Cash and cash equivalents	$279
Short-term investments	1,198
Other current assets	246
Fixed assets	338
Other non-current assets	593
In-process research and development	1,120
Customer relationships	163
Trade name	163
Technology	871
Goodwill	484

Total	$5,455

     The in-process research and development (“IP R&D”) in connection with the acquisition of F3 consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (VoIP) or instant messaging (VoIM) through the regular office and household corded or cordless call devices.
     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisition of F3 was $1,120,000 and was charged to expense at the time of the acquisition.

     The developed technology acquired from F3, which was comprised of products that have reached technological feasibility, primarily is communication IC chipsets developed for various aspects of Ethernet applications in the first-mile of community area access networks. We amortize the developed technology on a straight-line basis over an estimated life of four years.
     The purchase price for F3 resulted in the recognition of goodwill. The primary factors contributing to the recognition of goodwill for the F3 acquisition included access to a workforce with technical expertise, a deeper penetration of our current customer base with a new portfolio of telecom products and access to F3 customers with our existing portfolio of telecom products.
     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the F3 acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenues	$12,866	$8,419	$23,767	$17,699
Net loss	$(691)	$(2,403)	$(1,546)	$(3,318)

Net loss per share — basic and diluted	$(0.03)	$(0.11)	$(0.07)	$(0.16)
Weighted average shares outstanding	21,318	21,140	21,296	21,105
     We allocated the purchase price of F3 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged independent third-party appraisal firms to assist in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
Use of Estimates and Critical Accounting Policies
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
—	revenue recognition and product returns;

—	warranty obligations;

—	risk evaluation;

—	allowance for doubtful accounts;

—	excess and obsolete inventory;

—	long-lived asset valuation;

—	business combination; and

—	deferred taxes.
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
Stock Compensation
     We adopted SFAS No. 123 (R) effective July 1, 2005. SFAS No. 123 (R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123 (R) requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 13 – stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.

Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Revenues	$12,651	$8,144	$4,507	55.3%	$23,334	$17,052	$6,282	36.8%
     The increase in revenue for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily due to increased unit shipments of our wavelength expansion products and our wavelength conditioning products to existing and new customers. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue associated with increased unit shipments was partially offset by decreases in the average selling prices of our products during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.
     The increase in revenue for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily due to increased unit shipments of our wavelength expansion products and our wavelength conditioning products to existing and new customers, partially offset by a decrease in unit shipments of our optical amplification products. The net increases in shipments are primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue associated with increased unit shipments was partially offset by decreases in the average selling prices of our products during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2006. We expect a sequential increase in revenue in the range of 8% to 10% in the third quarter of fiscal 2006 from the second quarter of fiscal 2006.
     Gross Profit:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Gross profit	$3,421	$1,205	$2,216	183.9%	$5,991	$4,133	$1,858	45.0%
Gross profit margin	27.0%	14.8%			25.7%	24.2%
     The increase in gross profit for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily due to higher unit shipments and the related revenue increase as well as lower warranty expenses.
     The increase in gross profit for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily due to higher unit shipments and the related revenue.
     Our gross profit margin increase for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily a result of lower manufacturing overhead expenses relative to revenue as well as lower warranty expenses, which were partially offset by an increase in the cost of materials relative to revenue.
     Our gross profit margin increase for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily a result of lower manufacturing overhead expenses relative to revenue, which were partially offset by an increase in the cost of materials relative to revenue and an increase in production labor.
     We expect our gross profit margin in the third quarter of fiscal 2006 to improve slightly compared to the second quarter of fiscal 2006. This improvement in gross profit margin is partially due to an anticipated decrease in depreciation primarily due to the majority of the assets of our Shanghai operation having reached the end of their depreciable life. In subsequent quarters, the company anticipates further decreases in depreciation as other assets reach their depreciable life but it is anticipate that these decreases may substantially be offset by depreciation of newly acquired assets.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Research and development	$1,492	$1,795	$(303)	(16.9)%	$3,133	$3,702	$(569)	(15.4)%
     The decreases in research and development expenses for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004 were primarily due to lower personnel costs as a result of transitioning sub-system research and development to China as well as lower depreciation and facility costs, partially offset by an increase in stock compensation expense resulting from the adoption of SFAS No. 123 (R).
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. Primarily as a result of the acquisition of F3 Inc., we expect our quarterly research and development expense to increase in the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006.
     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Sales and marketing	$1,027	$1,121	$(94)	(8.4)%	$2,054	$1,959	$95	4.8%
     The decrease in sales and marketing expense for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 was primarily due to the settlement with an outside sales representative in the three months ended December 31, 2004, which lead to higher sales commissions in the second quarter of fiscal 2005, partially offset by higher stock compensation expense as a result of the adoption of SFAS No. 123 (R).
     The increase in sales and marketing expense for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R) partially offset by lower sales commissions expense due to the settlement with an outside sales representative in the six months ended December 31, 2004, which lead to higher sales commissions in the six months ended December 31, 2004.
     We expect our quarterly sales and marketing expense to increase in the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006 due to attending a trade show and anticipated higher revenues.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
General and administrative	$1,983	$1,582	$401	25.3%	$3,866	$3,378	$488	14.4%
     The increases in general and administrative expenses for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004 were primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R) and higher professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower legal and settlements costs as a result of the settlement of legal issues in the first and second quarter of fiscal 2005.
     We expect our general and administrative expenses in the third quarter of fiscal 2006 to be in the same range as general and administrative expenses were in the second quarter of fiscal 2006.
     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Stock compensation expense	$643	$26	$617	2373.1%	$1,240	$105	$1,135	1081.0%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 13 – Stock-Based Compensation). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three and six months ended December 31, 2005, we accounted for stock compensation under SFAS No. 123 (R) while for the three and six months ended December 31, 2004, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS No. 123 (R), however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended December 31, 2005 is not comparable to the prior-year periods.
     We expect our stock compensation expense in the third quarter of fiscal 2006 to remain at approximately the same level as the second quarter of fiscal 2006.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2005	2004			2005	2004
Interest and other income, net	$1,633	$1,050	$583	55.5%	$3,193	$1,851	$1,342	72.5%
     The increases in interest income for the three and six month ended December 31, 2005 compared to the three and six months ended December 31, 2004 were primarily due to higher yields on our investments. The average rate of return for the three and six months ended December 31, 2005 was 3.7% and 3.5%, respectively, as compared to the average rate of return of 2.1% and 1.9% for the three and six months ended December 31, 2004, respectively.
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $55.4 million as of December 31, 2005, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $23.0 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2005. As of December 31, 2005, we had cash, cash equivalents and short-term and long-term investments of $184.3 million and working capital of $139.7 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal 2006 will be approximately the same as the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal year 2006.
     Six Months Ended December 31, 2005
     Our operating activities provided cash of $1.3 million in the six months ended December 31, 2005 as a result of our net loss for the six months ended December 31, 2005 of $1.0 million adjusted by $6.2 million primarily for the non-cash charges of depreciation and amortization, stock compensation and in-process research and development as well as a use of cash as a result of net changes in assets and liabilities of $3.9 million.
     In the six months ended December 31, 2005, the use of cash as a result of the changes in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities.
     Accounts receivable used $2.8 million of cash primarily due to increased shipments during the six months ended December 31, 2005. Days sales outstanding in accounts receivable ended the second quarter of fiscal 2006 and the fourth quarter of fiscal 2005 at 73 days. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. In addition, our accounts receivable would increase if we received a greater portion of our sales from contract manufacturers who typically are given longer payment terms than our other customers and if a greater portion of our sales were coming from Europe and Asia where payment terms are typically longer than in North America.
     Inventories used $948,000 of cash during the six months ended December 31, 2005 primarily due to increased volumes of sales and associated purchases of inventory required to meet customer demand. The increase was partially offset by improved inventory utilization. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets used $1.3 million of cash during the six months ended December 31, 2005 primarily due to notes from customers to settle outstanding receivables. These notes are bankers’ acceptances and are due within 120 days from December 31, 2005.

     Accounts payable provided cash of $1.6 million in the six months ended December 31, 2005 primarily due to higher inventory purchases as a result of higher demand for our products by our customers.
     Accrued liabilities consumed $326,000 in cash in the six months ended December 31, 2005 primarily due to payments of professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002.
     Our investing activities provided cash of $6.7 million in the six months ended December 31, 2005. The net cash provided in investing activities in the six months ended December 31, 2005 was primarily due to sales or maturities of investments of $59.6 million partially offset by purchases of investments of $48.0 million resulting in an increase of cash of $11.6 million. We invested a significant amount of our excess cash to purchase investments in the six months ended December 31, 2005 in an effort to take advantage of higher yields and increase returns on our investments. However, during the six months ended December 31, 2005, we did not reinvest all cash from sales or maturities of investment to ensure we had funds available to acquire F3 Inc., a fabless semiconductor company in Taiwan that produces chipsets for communications equipment. In November 2005, we paid approximately $4.4 million in cash, net of cash acquired, to purchase F3 Inc. We used approximately $609,000 to purchase equipment in the six months ended December 31, 2005. During the remaining six months of fiscal 2006, we expect to use approximately $2.8 million for capital expenditures worldwide.
     Our financing activities provided cash of $637,000 in the six months ended December 31, 2005 primarily due to proceeds from issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.
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
     Our investing activities used cash of $11.4 million in the first six months of fiscal 2005. The net cash used in investing activities in the six months ended December 31, 2004 was primarily due to purchases of investments of $80.2 million partially offset by maturities of investments of $74.7 million resulting in use of cash of $5.5 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in the first six months of fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $4.8 million to purchase a building in Fremont, California to house our US operations and approximately $1.2 million to purchase equipment primarily for our Shanghai operation in the first six months of fiscal 2005.
     Our financing activities provided cash of $561,000 in the first six months of fiscal 2005, primarily due to proceeds from issuance of our common stock of $630,000 in connection with the exercise of stock options and employee stock purchase plan and partial repayment of a note receivable from a stockholder of $12,000, partially offset by repayment of capital lease obligations of $81,000.
Contractual Obligations
     Our contractual obligations as of December 31, 2005 have been summarized below (in thousands):

	Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$3,454	$3,454	$—	$—	$—
Operating leases	658	242	416	—	-

Total	$4,112	$3,696	$416	$—	$—

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
RISKS RELATED TO OUR BUSINESS
We have incurred significant losses, and our failure to increase our revenues while controlling costs and operating expenses could prevent us from achieving or sustaining profitability.
     We have incurred significant losses since our inception in 1995 and we may incur losses in the future. We incurred net losses of $1.0 million, $2.6 million, $6.4 million and $36.8 million for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we have not achieved profitability on a quarterly or annual basis since inception. As of December 31, 2005, we had an accumulated deficit of $228.1 million. Moreover, we will need to generate significantly greater revenues while controlling costs and operating expenses to achieve or sustain profitability. Our revenues may not grow sufficiently in future quarters to achieve or sustain profitability. We may also continue to incur significant operating losses if the markets for our products do not grow.
We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 60%, 58%, 63%, 69% and 56% of our revenues in the three and six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Flextronics Canada, Inc. (“Flextronics”) and Huawei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the three and six months ended December 31, 2005. Nortel Networks Corporation (“Nortel”), Flextronics and Huawei each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For the three and six months ended December 31, 2005 and fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel. Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the three and six months ended December 31, 2005. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu

nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period.
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
     We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:
—	may stop purchasing our products or defer their purchases at any time without penalty;

—	are free to purchase products from our competitors;

—	are not required to make minimum purchases; and

—	may cancel orders that they place with us.
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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

—	economic downturn and uncertainty of the fiber optic industry;

—	fluctuations in demand for, and sales of, our products;

—	changes in customer, geographic or product mix and the average selling prices of our products;

—	impact on our sales as a result of our customers continued migration to contract manufacturers;

—	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

—	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

—	cancellations or delays of orders or shipment rescheduling by our customers;

—	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

—	the availability of raw materials used in our products or increases in the price of these raw materials;

—	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

—	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

—	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

—	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

—	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

—	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
     Additional risks associated with managing our manufacturing processes and capability in China include:
—	a potential lack of availability of qualified management and manufacturing personnel;

—	our ability to maintain quality;

—	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations;

—	our ability to procure the necessary raw materials and equipment on a timely basis; and

—	our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.
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
     Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in these networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated defects in our subsystem products and, as a result, increased our warranty reserves. Errors, defects, incompatibilities or other problems with our products could result in:
—	loss of customers;

—	loss of or delay in revenues;

—	loss of market share;

—	damage to our brand and reputation;

—	inability to attract new customers or achieve market acceptance;

—	diversion of development resources;

—	increased service and warranty costs;

—	legal actions by our customers; and

—	increased insurance costs.
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
     Changes in existing accounting rules or practices, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, for purposes of our 2005 fiscal year quarterly and annual financial reports, we were not required to expense stock-based compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. Recent changes to the Financial Accounting Standards Board (“FASB”) guidelines relating to accounting for stock-based compensation increased our compensation expense starting in the first quarter of fiscal 2006. The adoption of SFAS No. 123 (R) could make our net income/loss less predictable in any given reporting period and could harm our business. To mitigate future impact, we may revise our equity compensation program, which may negatively impact our ability to attract and retain highly skilled employees.
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
     The communications industry is characterized by rapid technological changes, frequent new product introductions, changes in customer requirements and evolving industry standards. As a result, the introduction of new products incorporating new technologies or the emergence of new industry standards could make our existing products obsolete. For example, new technologies are being developed in the design of wavelength division multiplexers that compete with the thin film filters that we incorporate in our products. These technologies include arrayed waveguide grating and planar lightwave circuits. Additionally, a new technology is being developed in the design of equalization and switching, known as microelectro-mechanical systems, which will compete with the bulk micro-optics that we incorporate into our product. Our future success depends on our ability to anticipate market needs and to develop products that address those needs.
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
If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.
     We are subject to tax in the United States and in foreign jurisdictions in which we do business. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by U.S. and non-U.S. tax authorities. Any such audits may result in tax liabilities in excess of those we have estimated. In November 2005, the U.S. Internal Revenue Service commenced an audit of our U.S. federal tax returns for our 2003 fiscal year. The audit is in process and the outcome cannot be predicted by management.
     In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.
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
     We derive a substantial portion of our revenues from customers located outside the United States and a substantial portion of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
—	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

—	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

—	unexpected changes in regulatory or certification requirements for optical systems or networks;

—	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

—	economic instability.

—	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

—	power shortages at our manufacturing facilities in China, which may lead to production delays.
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
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three and six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 66%, 66%, 63%, 65% and 67% of our revenues in the three and six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     Both prosecuting and defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party could seriously harm our business and financial condition. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:
—	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

—	stop selling, incorporating or using our products that use the challenged intellectual property;

—	pay substantial money damages; or

—	redesign the products that use the technology.
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
     The communications industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:
—	additional operating expenses without additional revenues;

—	potential dilutive issuances of equity securities;

—	the incurrence of debt and contingent liabilities;

—	amortization of other intangibles;

—	research and development write-offs; and

—	other acquisition-related expenses.
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
     Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
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
     Our current executive officers, directors and their affiliates owned, in the aggregate, as of December 31, 2005, approximately 11.4% of our outstanding shares. As a result, these persons and/or entities acting together will be able to substantially influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This ability may have the effect of delaying a change in control, which change in control may be favored by our other stockholders, or entrenching current management.
Because of the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to December 31, 2005. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
—	economic downturn in the fiber optics industry;

—	preannouncement of financial results;

—	quarterly variations in our operating results;

—	changes in financial estimates by securities analysts and our failure to meet estimates;

—	changes in market values of comparable companies;

—	announcements by us or our competitors of new products or of significant acquisitions, strategic partnerships or joint ventures;

—	any loss by us of a major customer;

—	the outcome of, and costs associated with, any litigation to which we are or may become a party;

—	additions or departures of key management or engineering personnel; and

—	future sales of our common stock.
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
     Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

—	issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders;

—	provide for a classified board of directors;

—	eliminate the right of the stockholders to call a special meeting of stockholders;

—	eliminate the right of stockholders to act by written consent; and

—	impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.
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
     As of December 31, 2005, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At December 31, 2005, we invested $34.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.
     As of December 31, 2005, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from December 31, 2005. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of December 31, 2005, we had $955,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2005	2005	2005	2005
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$33,327	4.2%	$26,464	3.1%
Short-term investments — variable rate	43,233	3.4%	68,676	3.3%
Short-term investments — fixed rate	47,654	2.7%	27,020	2.1%
Long-term investments — fixed rate	55,000	4.2%	60,727	3.4%

Total	$179,214		$182,887

	Expected Fiscal Year Maturity Date
	2006	2007	2008	Total	Fair Value
Long-term investments — fixed rate	$—	$25,000	$30,000	$55,000	$54,556
Average interest rate	—	3.5%	4.6%	4.2%

Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at December 31, 2005 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
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
ITEM 1 — LEGAL PROCEEDINGS
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
ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Consistent with the use of proceeds as discussed in our Registration Statement on Form S-1, we have approved a program to repurchase up to an aggregate of $40.0 million of our common stock. Such repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. We repurchased $11,000 of our common stock during the three months ended December 31, 2005. As of December 31, 2005, there were repurchases of an aggregate of $35.2 million under our repurchase program. The use of these proceeds does not represent a material change in the use of proceeds described in our public offering prospectus.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of the Stockholders was held on November 10, 2005 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:
     Proposal I – To elect two (2) directors to hold office until the 2008 Annual Meeting of Stockholders. The votes were as follows:

Nominee	Votes For	Votes Withheld
Herbert Chang	139,009,649	2,697,617
Chieh Chang	139,033,633	2,673,633
     There were no abstentions or broker non-votes with respect to election of directors.
     The term of office of each of the following directors continued after the Annual Meeting: Joseph Y. Liu, Jesse W. Jack and Leonard J. LeBlanc.
     Proposal II – To ratify selection of Burr, Pilger & Mayer LLP by the Audit Committee of the Board of Directors as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2006. The votes were as follows:

For	Against	Abstain	Broker non-votes
141,437,559	94,571	175,136	0

ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2 *	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: February 10, 2006	By:	/s/ Bruce D. Horn
Bruce D. Horn
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2 *	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.