Form 10-Q
period 2006-04-02
OPLINK COMMUNICATIONS INC
filed 2006-05-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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
Registrant’s telephone number, including area code: (510) 933-7200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☐
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock outstanding as of April 30, 2006 was 21,445,071.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS		(1)
Current assets:
Cash and cash equivalents	$38,737	$29,710
Short-term investments	90,735	95,696
Accounts receivable, net	11,421	7,127
Inventories, net	8,794	6,999
Prepaid expenses and other current assets	4,497	2,430

Total current assets	154,184	141,962
Long-term investments	55,000	60,727
Property, plant and equipment, net	22,952	25,297
Goodwill and intangible assets, net	1,545	—
Other assets	749	260

Total assets	$234,430	$228,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,708	$3,658
Accrued liabilities	5,842	6,044

Total current liabilities	11,550	9,702

Non-current liabilities	97	—

Total liabilities	11,647	9,702

Contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 21,387,585 and 21,251,873 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively	21	21
Additional paid-in capital	448,670	445,612
Notes receivable from stockholders	(29)	(27)
Deferred stock compensation	—	(37)
Accumulated other comprehensive income	1,214	62
Accumulated deficit	(227,093)	(227,087)

Total stockholders’ equity	222,783	218,544

Total liabilities and stockholders’ equity	$234,430	$228,246

(1)	The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$14,597	$8,421	$37,931	$25,473

Cost of revenues:
Cost of revenues	10,223	6,260	27,445	19,152
Stock compensation expense	55	—	176	27

Total cost of revenues	10,278	6,260	27,621	19,179

Gross profit	4,319	2,161	10,310	6,294

Operating expenses:
Research and development:
Research and development	1,547	1,929	4,373	5,629
Stock compensation expense	141	—	448	2

Total research and development	1,688	1,929	4,821	5,631

Sales and marketing:
Sales and marketing	1,083	935	2,854	2,810
Stock compensation expense	121	—	404	84

Total sales and marketing	1,204	935	3,258	2,894

General and administrative:
General and administrative	1,451	1,517	4,788	4,824
Stock compensation expense	278	22	807	93

Total general and administrative	1,729	1,539	5,595	4,917

Merger fees	—	(904)	—	(904)
Amortization of intangible and other assets	27	46	45	138
In-process research and development	—	—	1,120	—

Total operating expenses	4,648	3,545	14,839	12,676

Loss from operations	(329)	(1,384)	(4,529)	(6,382)
Interest and other income, net	1,843	1,193	5,036	3,044
Loss on sale or disposal of assets	(445)	(168)	(472)	(177)

Income (loss) before provision for income taxes	1,069	(359)	35	(3,515)
Provision for income taxes	41	—	41	—

Net income (loss)	$1,028	$(359)	$(6)	$(3,515)

Net income (loss) per share:
Basic	$0.05	$(0.02)	$(0.00)	$(0.17)

Diluted	$0.05	$(0.02)	$(0.00)	$(0.17)

Shares used in per share calculation:
Basic	21,355	21,174	21,316	21,128

Diluted	22,234	21,174	21,316	21,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6)	$(3,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,972	5,808
Amortization of intangible and other assets	136	138
Stock compensation expense	1,835	206
Amortization of premium on investments	179	827
Loss on sale or disposal of assets	472	177
In-process research and development	1,120	—
Other	(23)	(11)
Change in assets and liabilities:
Accounts receivable	(4,071)	410
Inventories	(1,362)	(1,270)
Prepaid expenses and other current assets	(2,475)	(273)
Other assets	151	171
Accounts payable	1,689	(89)
Accrued liabilities	(1,078)	(1,274)

Net cash provided by operating activities	1,539	1,305

Cash flows from investing activities:
Purchases of available-for-sale investments	(23,106)	(92,460)
Sales and maturities of available-for-sale investments	52,871	96,700
Purchases of held-to-maturity investments	(45,000)	(33,000)
Maturities of held-to-maturity investments	27,000	5,000
Proceeds from sales of property and equipment	90	452
Purchases of property and equipment	(1,302)	(6,402)
Acquisition of businesses, net of cash acquired	(4,365)	(67)

Net cash provided by (used in) investing activities	6,188	(29,777)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,253	710
Repurchase of common stock	(11)	—
Repayment of notes receivable from stockholders	—	12
Repayment of capital lease obligations	—	(81)

Net cash provided by financing activities	1,242	641

Effect of exchange rate changes on cash	58	—
Net increase (decrease) in cash and cash equivalents	9,027	(27,831)
Cash and cash equivalents, beginning of period	29,710	56,690

Cash and cash equivalents, end of period	$38,737	$28,859

Supplemental non-cash investing and financing activities:
Accrued liabilities recorded for the receipt of fixed assets and inventories from Fibercom	$321	$—

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2006, the results of its operations for the three and nine-month periods ended March 31, 2006 and 2005 and its cash flows for the nine-month periods ended March 31, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. April 2, 2006 and April 3, 2005 represent the Sunday closest to the period ended March 31, 2006 and 2005, respectively. The first quarter of fiscal 2005 was a 14-week quarter, one week more than a typical quarter. Fiscal year 2005 consisted of 53 weeks, one week more than a typical year. Fiscal year 2006 will consist of 52 weeks.
     The condensed consolidated financial statements include the accounts of the Company and all its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. Minority interests are reflected as non-current liabilities on the condensed consolidated balance sheets and interest and other income, net on the condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results.
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.
3. Acquisitions. In November 2005, the Company acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for the Company’s Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. The Company anticipates through this natural progression to be able to participate in an additional segment of the telecom market and hopes to thereby diversify its product offering and participate in a segment that has higher growth potential than the Company’s current telecom products. The purchase price was comprised of $4.6 million in cash and $40,000 in transaction costs. The Company purchased the shares directly from the F3 shareholders. The outstanding shares that the Company did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the condensed consolidated financial statements since the acquisition date.

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
     The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective research and development projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisition of F3 was $1,120,000 and was charged to expense at the time of the acquisition.
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

     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the F3 acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenues	$14,597	$8,648	$38,364	$26,348
Net income (loss)	$1,028	$(854)	$(502)	$(4,172)

Net income (loss) per share:
Basic	$0.05	$(0.04)	$(0.02)	$(0.20)

Diluted	$0.05	$(0.04)	$(0.02)	$(0.20)

Shares used in per share calculation:
Basic	21,355	21,174	21,316	21,128

Diluted	22,234	21,174	21,316	21,128

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
     In February 2006, the Company entered into a definitive agreement to purchase fixed assets, inventories and certain intangible assets of Fibercom Optics Communication Corp. (“Fibercom”) for $2.0 million in cash. Fibercom is a passive component and connector manufacturer based in Taiwan. The Company received $268,000 of fixed assets and $53,000 of inventory at March 31, 2006. Subsequent to March 31, 2006, the Company paid $500,000 for assets received. The acquisition is expected to close in late May or early June, 2006.

4. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$1,028	$(359)	$(6)	$(3,515)

Denominator:
Weighted average shares outstanding — basic	21,355	21,174	21,316	21,128
Effect of dilutive potential common shares	879	—	—	—

Weighted average shares outstanding — diluted	22,234	21,174	21,316	21,128

Net income (loss) per share — basic	$0.05	$(0.02)	$(0.00)	$(0.17)

Net income (loss) per share — diluted	$0.05	$(0.02)	$(0.00)	$(0.17)

Antidilutive stock options not included in net income (loss) per share calculation	1,069	2,792	2,952	2,792

5. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on investments.
     The reconciliation of net income (loss) to comprehensive income (loss) for the three and nine months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss )	$1,028	$(359)	$(6)	$(3,515)
Unrealized gain (loss) on investments	5	16	(31)	31
Change in cumulative translation adjustments	290	2	1,183	(11)

Total comprehensive income (loss)	$1,323	$(341)	$1,146	$(3,495)

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

     Short-term and long-term investments at March 31, 2006 and June 30, 2005 consist of the following (in thousands):

	March 31, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$692	$692	$—	$—	$692
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	21,642	21,652	—	(104)	21,548
United States government agencies	50,001	50,001	—	(446)	49,555

Total short-term investments	90,735	90,745	—	(550)	90,195

Long-term investments:
United States government agencies	55,000	55,000	—	(442)	54,558

Total investments	$145,735	$145,745	$—	$(992)	$144,753

	June 30, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Obligations of states and political subdivisions	$46,400	$46,400	$—	$—	$46,400
U.S. corporate securities	27,296	27,317	—	(29)	27,288
United States government agencies	22,000	22,000	—	(192)	21,808

Total short-term investments	95,696	95,717	—	(221)	95,496

Long-term investments:
U.S. corporate securities	5,719	5,719	—	(126)	5,593
United States government agencies	55,008	55,008	2	(339)	54,671

Total long-term investments	60,727	60,727	2	(465)	60,264

Total investments	$156,423	$156,444	$2	$(686)	$155,760

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2006 and June 30, 2005 are presented in the following tables (in thousands):

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$692	$—	$—	$692
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	16,034	—	(10)	16,024

Total available-for-sale investments	35,126	—	(10)	35,116

Held-to-maturity investments:
Corporate securities	5,618	—	(94)	5,524
United States government agencies	105,001	—	(888)	104,113

Total held-to-maturity investments	110,619	—	(982)	109,637

Total investments	$145,745	$—	$(992)	$144,753

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Obligations of states and political subdivisions	$46,400	$—	$—	$46,400
U.S. corporate securities	17,296	—	(21)	17,275

Total available-for-sale investments	63,696	—	(21)	63,675

Held-to-maturity investments:
U.S. corporate securities	15,740	—	(134)	15,606
United States government agencies	77,008	2	(531)	76,479

Total held-to-maturity investments	92,748	2	(665)	92,085

Total investments	$156,444	$2	$(686)	$155,760

     There was no gross realized gain (loss) on sales of available-for-sale securities in the three and nine months ended March 31, 2006. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2006 (in thousands):

	March 31, 2006
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$5,005	$(10)	$—	$—	$5,005	$(10)

Held-to-maturity investments:
Corporate securities	—	—	5,524	(94)	5,524	(94)
United States government agencies	54,557	(442)	49,556	(446)	104,113	(888)

Total held-to-maturity investments	54,557	(442)	55,080	(540)	109,637	(982)

Total investments in loss position	$59,562	$(452)	$55,080	$(540)	$114,642	$(992)

     The amortized cost and estimated fair value of debt securities at March 31, 2006 and June 30, 2005 by contractual maturities are shown below (in thousands):

	March 31, 2006		June 30, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$13,626	$13,616	$12,596	$12,575
Due after ten years	21,500	21,500	51,100	51,100

Total available-for-sale investments	35,126	35,116	63,696	63,675

Held-to-maturity investments:
Due in one year or less	55,619	55,079	32,021	31,821
Due in one year to five years	55,000	54,558	60,727	60,264

Total held-to-maturity investments	110,619	109,637	92,748	92,085

Total investments	$145,745	$144,753	$156,444	$155,760

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $23,000 and $65,000 as of March 31, 2006 and June 30, 2005, respectively.

7. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	June 30,
	2006	2005

Inventories, net:
Raw materials	$12,420	$11,895
Work-in-process	5,385	4,389
Finished goods	1,014	1,156

Sub-total	18,819	17,440
Less: Reserves for excess and obsolete inventory	(10,025)	(10,441)

Total	$8,794	$6,999

8. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	March 31,	June 30,
	2006	2005

Property, plant and equipment:
Production and engineering equipment	$31,281	$31,153
Computer equipment and software	6,509	6,207
Building and building improvements	15,120	14,708
Land	1,949	1,949

Sub-total	54,859	54,017
Less: Accumulated depreciation and amortization	(31,907)	(28,720)

Total	$22,952	$25,297

9. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisition of F3 Inc. in November 2005 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2006	(in Years)	Amount	Amortization	Net

Technology	4	$871	$90	$781
Trade name	3	163	23	140
Customer relationships	3	163	23	140

Total		$1,197	$136	$1,061

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Reported as:	2006	2005	2006	2005

Cost of revenues	$55	$—	$91	$—
Operating expenses	27	46	45	138

Total	$82	$46	$136	$138

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2006	$81
2007	326
2008	326
2009	254
2010	74

$1,061

     During the nine months ended March 31, 2006, goodwill of $484,000 was recorded as a result of the acquisition of F3 Inc.
10. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2006	2005

Accrued liabilities:
Payroll and related expenses	$1,282	$1,175
Accrued sales commission	388	325
Accrued warranty	426	560
Accrued professional fees	838	1,062
Other	2,908	2,922

Total	$5,842	$6,044

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at the beginning of the period	$581	$960	$560	$700

Accruals for warranties issued during the period	44	169	200	762

Accruals related to pre-existing warranties including expirations and changes in estimates	(80)	(128)	(130)	(315)

Cost of warranty repair	(119)	(41)	(204)	(187)

Balance at the end of the period	$426	$960	$426	$960

12. Restructuring Costs and Other Charges. A summary of the restructuring charges accrued in fiscal 2004 and 2005 and the nine months ended March 31, 2006 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2003	$176	$4,314	$4,490
Less: accrued restructuring costs, current			3,018

Accrued restructuring costs, non current			$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	452	452
Adjustment	99	(99)	—
Cash payments	(275)	(2,768)	(3,043)

Balance at June 30, 2004	—	1,899	$1,899
Less: accrued restructuring costs, current			1,795

Accrued restructuring costs, non current			$104

Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	63

Cash payments	—	(63)	(63)

Balance at March 31, 2006	$—	$—	$—

13. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the Adoption of SFAS No. 123 (R)
     Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock-based compensation for the three and nine months ended March 31, 2005 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.
     The pro-forma information for the three and nine months ended March 31, 2005 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net loss as reported	$(359)	$(3,515)
Stock-based employee compensation expense included in reported net loss	22	127
Pro forma stock compensation expense computed under the fair value method for all awards	(660)	(2,631)

Pro forma net loss	$(997)	$(6,019)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.17)

Pro forma basic and diluted net loss per share	$(0.05)	$(0.28)

Impact of the Adoption of SFAS No. 123 (R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and nine months ended March 31, 2006 was as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2006	2006
Stock-based compensation expense by type of award:
Employee stock options	$508	$1,519
Employee stock purchase plan	84	324
Net change of amounts capitalized as inventory	3	(8)

Total stock-based compensation	595	1,835
Tax effect on stock-based compensation	—	—

Net effect on net loss	$595	$1,835

Effect on net income (loss) per share:
Basic	$(0.03)	$(0.09)

Diluted	$(0.03)	$(0.09)

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

     During the three and nine months ended March 31, 2006, the Company granted 9,428 and 311,141 stock options, respectively, with an estimated total grant-date fair value of $70,000 and $1,642,000, respectively. The Company estimated that the stock-based compensation for the awards granted in the three and nine months ended March 31, 2006 not expected to vest was $14,000 and $451,000, respectively. During the three and nine months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $508,000 and $1,519,000, respectively.
     As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.9 million and will be recognized over an estimated weighted average amortization period of 1.8 years. Approximately $8,000 of stock-based compensation was capitalized as inventory at March 31, 2006. The Company elected not to capitalize any stock-based compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123 (R) were initially adopted.
Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.59%	NA	4.30%	3.31%
Expected life of option	4.9 years	NA	4.8 years	4 years
Expected dividends	0%	NA	0%	0%
Volatility	45%	NA	46%	55%
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
     The weighted-average fair value of the options granted under the stock option plans was $7.47, $5.28 and $5.70 per share for the three and nine months ended March 31, 2006 and the nine months ended March 31, 2005, respectively. No options were granted during the three months ended March 31, 2005.

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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2003	5,509,959	2,922,945	$15.1193

Options granted	(678,100)	678,100	14.7826
Options exercised	—	(539,871)	5.9745
Options canceled	233,413	(233,413)	24.1297

Balance, June 30, 2004	5,065,272	2,827,761	15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(311,141)	311,141	11.8107
Options exercised	—	(99,254)	9.3051
Options canceled	322,881	(322,881)	19.7457
Plan shares expired (1)	(5,837)	—	—

Balance, March 31, 2006	4,796,180	2,952,495	$13.9200

(1)	The Company’s 1995 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

     The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2006				at March 31, 2006
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Range of Exercise	Number	Contractual	Exercise	Value	Number	Contractual	Exercise	Value
Price	Outstanding	Life (in Years)	Price	(in thousand)	Outstanding	Life (in Years)	Price	(in thousand)

$0.0875 - $7.0000	1,002,000	6.0	$4.2974	$13,069	897,699	5.9	$4.2572	$11,744
$7.0001 - $14.0000	1,083,819	8.4	11.4551	6,378	315,649	6.8	11.8618	1,729
$14.0001 - $21.0000	484,972	5.9	17.1639	263	404,209	5.4	17.2281	208
$21.0001 - $28.0000	31,427	4.2	28.0000	—	31,427	4.2	28.0000	—
$28.0001 - $35.0000	39,652	4.4	34.4440	—	39,652	4.4	34.4440	—
$35.0001 - $42.0000	270,566	4.4	37.5649	—	270,566	4.4	37.5649	—
$42.0001 - $49.0000	4,570	4.4	45.5000	—	4,570	4.4	45.5000	—
$49.0001 - $56.0000	142	4.7	55.1250	—	142	4.7	55.1250	—
$56.0001 - $63.0000	11,425	4.5	63.0000	—	11,425	4.5	63.0000	—
$63.0001 - $139.5625	23,922	4.6	113.2196	—	23,922	4.6	113.2196	—

	2,952,495	6.6	$13.9200	$19,710	1,999,261	5.7	$15.2972	13,681

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.34 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1,321,190. Total fair value of options vested and expensed was $442,000 and $1.3 million, net of tax, for the three and nine months ended March 31, 2006, respectively.
     The total intrinsic value of options exercised during the nine months ended March 31, 2006 and 2005 was $530,000 and $171,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended March 31, 2006 and 2005 was approximately $913,000 and $203,000, respectively. No tax benefits were realized by the Company in connection with these exercises for the nine months ended March 31, 2006.
     The Company settles employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three and nine months ended March 31, 2006 was $84,000 and $324,000, respectively. 38,880 shares were purchased under the employee stock purchase plan during the nine months ended March 31, 2006.
     The number of shares reserved for issuance under the Company’s employee stock purchase plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan. At March 31, 2006, a total of 734,491 shares were reserved and available for issuance under this plan.

14. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company repurchased $11,000 of its common stock during the nine months ended March 31, 2006. As of March 31, 2006, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.
15. Recent Accounting Pronouncements. In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
     Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that the adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.
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
     ACQUISITIONS. In November 2005, we acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for our Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. We anticipate through this natural progression to be able to participate in an additional segment of the telecom market and hope to thereby diversify our product offering and participate in a segment that has higher growth potential than our current telecom products. The purchase price was comprised of $4.6 million in cash and $40,000 in transaction costs. We purchased the shares directly from the F3 shareholders. The outstanding shares that we did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the condensed consolidated financial statements since the acquisition date.

     In February 2006, we entered into a definitive agreement to purchase fixed assets, inventories and certain intangible assets of Fibercom Optics Communication Corp. (“Fibercom”) for $2.0 million in cash. Fibercom is a passive component and connector manufacturer based in Taiwan. We received $268,000 of fixed assets and $53,000 of inventory at March 31, 2006. Subsequent to March 31, 2006, we paid $500,000 for assets received. The acquisition is expected to close in late May or early June, 2006.
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
     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
•	revenue recognition and product returns;

•	warranty obligations;

•	risk evaluation;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	long-lived asset valuation;

•	business combination; and

•	deferred taxes.

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
Stock Compensation
     We adopted SFAS No. 123 (R) effective July 1, 2005. SFAS No. 123 (R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123 (R) requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 13 — stock compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.
Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Revenues	$14,597	$8,421	$6,176	73.3%	$37,931	$25,473	$12,458	48.9%
     The increases in revenue for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 were primarily due to increased unit shipments of our wavelength expansion, optical amplification and optical switching products to existing and new customers. The increases in shipments are primarily due to a general increase in spending activity in the telecommunications and data communication industries. The increases in revenue associated with increased unit shipments were partially offset by decreases in the average selling prices of our products during both the three and nine months ended March 31, 2006 as compared to the three and nine months ended March 31, 2005.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2006. We expect a sequential increase in revenue of approximately 10% to 12% in the fourth quarter of fiscal 2006 from the third quarter of fiscal 2006.

     Gross Profit:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Gross profit	$4,319	$2,161	$2,158	99.9%	$10,310	$6,294	$4,016	63.8%
Gross profit margin	29.6%	25.7%			27.2%	24.7%
     The increases in gross profit for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 were primarily due to higher unit shipments and the related revenue increase as well as lower warranty and excess and obsolete inventory expenses.
     Our gross profit margin increase for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was primarily a result of lower manufacturing overhead expenses relative to revenue, which were substantially offset by an increase in the cost of materials relative to revenue. Additionally, the gross profit margin increase for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was a result of lower excess and obsolete inventory and warranty expenses.
     We expect our gross profit margin in the fourth quarter of fiscal 2006 to remain approximately the same as the gross profit margin in the third quarter of fiscal 2006.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Research and development	$1,688	$1,929	$(241)	(12.5)%	$4,821	$5,631	$(810)	(14.4)%
     The decreases in research and development expenses for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 were primarily due to lower personnel costs as a result of transitioning sub-system research and development to China and lower non-recurring engineering costs partially offset by an increase in stock compensation expense resulting from the adoption of SFAS No. 123 (R) and additional costs resulting from the acquisition of F3 Inc. in the second quarter of fiscal 2006. In addition for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 facility and depreciation costs were lower.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our quarterly research and development expense in the fourth quarter of fiscal 2006 to increase slightly compared to the third quarter of fiscal 2006 expense.

     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Sales and marketing	$1,204	$935	$269	28.8%	$3,258	$2,894	$364	12.6%
     The increase in sales and marketing expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R), additional costs resulting from the acquisition of F3 Inc. in the second quarter of fiscal 2006 and higher personnel and sales commission expenses as a result of higher revenue level.
     The increase in sales and marketing expense for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R), additional costs resulting from the acquisition of F3 Inc. in the second quarter of fiscal 2006 and higher personnel costs partially offset by lower facility costs and lower sales commissions expense due to the settlement with an outside sales representative in the nine months ended March 31, 2005, which lead to higher sales commissions in the nine months ended March 31, 2005.
     We expect our quarterly sales and marketing expense to remain approximately the same in the fourth quarter of fiscal 2006 compared to the third quarter of fiscal 2006.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

General and administrative	$1,729	$1,539	$190	12.3%	$5,595	$4,917	$678	13.8%
     The increase in general and administrative expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R).
     The increase in general and administrative expenses for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was primarily due to higher stock compensation expense as a result of the adoption of SFAS No. 123 (R) and higher professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower legal and settlement costs as a result of the settlement of legal issues in the first and second quarters of fiscal 2005.
     We expect our general and administrative expenses in the fourth quarter of fiscal 2006 to be slightly higher than general and administrative expenses in the third quarter of fiscal 2006.

     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Stock compensation expense	$595	$22	$573	2604.5%	$1,835	$206	$1,629	790.8%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 13 — Stock-Based Compensation). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three and nine months ended March 31, 2006, we accounted for stock compensation under SFAS No. 123 (R) while for the three and nine months ended March 31, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS No. 123 (R), however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended March 31, 2006 is not comparable to the prior-year periods.
     We expect our stock compensation expense in the fourth quarter of fiscal 2006 to remain at approximately the same level as the third quarter of fiscal 2006.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Interest and other income, net	$1,843	$1,193	$650	54.5%	$5,036	$3,044	$1,992	65.4%
     The increases in interest income for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 were primarily due to higher yields on our investments. The average rate of return for the three and nine months ended March 31, 2006 was 4.0% and 3.7%, respectively, as compared to the average rate of return of 2.5% and 2.1% for the three and nine months ended March 31, 2005, respectively.

     Loss on Sale or Disposal of Assets:
(In thousands, except percentages)

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2006	2005			2006	2005

Loss on sale of assets	$(445)	$(168)	$277	164.9%	$(472)	$(177)	$295	166.7%
     We incurred losses of $445,000, $472,000, $168,000 and $177,000 on sale of assets for the three and nine months ended March 31, 2006 and 2005, respectively, primarily due to charges required to re-measure assets held for sale at the lower of their carrying amount or fair value less cost to sell.
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $55.4 million as of March 31, 2006, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.
     We have recorded a tax provision of $41,000 for the three months ended March 31, 2006. We calculated our income tax provisions based on the Financial Accounting Standards Board Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Although FIN 18 requires us to project our annual effective tax rate, estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. Therefore, the actual effective tax rate for the year-to-date would be the best estimate of the annual effective tax rate.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $22.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2006. As of March 31, 2006, we had cash, cash equivalents and short-term and long-term investments of $184.5 million and working capital of $142.6 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the fourth quarter of fiscal 2006 will be approximately the same as the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal year 2006.
     Nine Months Ended March 31, 2006
     Our operating activities provided cash of $1.5 million in the nine months ended March 31, 2006 as a result of our net loss for the nine months ended March 31, 2006 of $6,000 adjusted by $8.7 million primarily for the non-cash charges of depreciation and amortization, stock compensation and in-process research and development as well as a use of cash as a result of net changes in assets and liabilities of $7.1 million.
     In the nine months ended March 31, 2006, the use of cash as a result of the changes in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities.
     Accounts receivable used $4.1 million of cash primarily due to increased shipments during the nine months ended March 31, 2006. Days sales outstanding in accounts receivable ended the third quarter of fiscal 2006 and the fourth quarter of fiscal 2005 at 71 and 73 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers. In addition, our accounts receivable would increase if we received a greater portion of our sales from contract manufacturers who typically are given longer payment terms than our other customers and if a greater portion of our sales were coming from Europe or Asia where payment terms are typically longer than in North America.
     Inventories used $1.4 million of cash during the nine months ended March 31, 2006 primarily due to increased volumes of sales and associated purchases of inventory required to meet customer demand. The increase was partially offset by improved inventory utilization. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets used $2.5 million of cash during the nine months ended March 31, 2006 primarily due to notes from customers to settle outstanding receivables. These notes are bankers’ acceptances and are due within 120 days from March 31, 2006.

     Accounts payable provided cash of $1.7 million in the nine months ended March 31, 2006 primarily due to higher inventory purchases as a result of higher demand for our products by our customers.
     Accrued liabilities consumed $1.1 million in cash in the nine months ended March 31, 2006 primarily due to payments of professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002 and to explore strategic business opportunities.
     Our investing activities provided cash of $6.2 million in the nine months ended March 31, 2006. The net cash provided by investing activities in the nine months ended March 31, 2006 was primarily due to sales or maturities of investments of $79.9 million partially offset by purchases of investments of $68.1 million resulting in an increase of cash of $11.8 million. We invested a significant amount of our excess cash to purchase investments in the nine months ended March 31, 2006 in an effort to take advantage of higher yields and increase returns on our investments. However, during the nine months ended March 31, 2006, we did not reinvest all cash from sales or maturities of investments to ensure we had funds available to acquire F3 Inc., a fabless semiconductor company in Taiwan that produces chipsets for communications equipment. In November 2005, we paid approximately $4.4 million in cash, net of cash acquired, to purchase F3 Inc. We used approximately $1.3 million to purchase equipment in the nine months ended March 31, 2006. During the remaining three months of fiscal 2006, we expect to use approximately $2.0 million for capital expenditures worldwide.
     Our financing activities provided cash of $1.2 million in the nine months ended March 31, 2006 primarily due to proceeds from issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.
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
Contractual Obligations
     Our contractual obligations as of March 31, 2006 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$4,772	$4,772	$—	$—	$—
Operating leases	610	253	357	—	-

Total	$5,382	$5,025	$357	$—	$—

Recent Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.
     Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS No. 154 will not have a material impact on our financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This standard is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that the adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.
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
     As of March 31, 2006, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At March 31, 2006, we invested $29.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.
     As of March 31, 2006, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from March 31, 2006. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of March 31, 2006, we had $982,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2006	2006	2005	2005
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$34,723	4.7%	$26,464	3.1%
Short-term investments — variable rate	35,116	3.3%	68,676	3.3%
Short-term investments — fixed rate	55,619	3.0%	27,020	2.1%
Long-term investments — fixed rate	55,000	4.6%	60,727	3.4%

Total	$180,458		$182,887

	Expected Fiscal Year Maturity Date
	2006	2007	2008	Total	Fair Value
Long-term investments — fixed rate	$—	$10,000	$45,000	$55,000	$54,558
Average interest rate	—	4.1%	4.7%	4.6%

Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at March 31, 2006 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
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
ITEM 1A — RISK FACTORS
     We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.
RISKS RELATED TO OUR BUSINESS
We have incurred significant losses, and our failure to increase our revenues while controlling costs and operating expenses could prevent us from sustaining profitability.
     We have incurred significant losses since our inception in 1995 and we may incur losses in the future. We incurred net losses of $6,000, $2.6 million, $6.4 million and $36.8 million for the nine months ended March 31, 2006 and the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities and the third quarter of fiscal 2006, we have not achieved profitability on a quarterly or annual basis since inception. As of March 31, 2006, we had an accumulated deficit of $227.1 million. We will need to generate greater revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 47%, 54%, 63%, 70% and 56% of our revenues in the three and nine months ended March 31, 2006 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Huawei Technologies Co. Ltd. (“Huawei”) accounted for greater than 10% of our revenues for the three months ended March 31, 2006. Flextronics Canada, Inc. (“Flextronics”) and Huawei each accounted for greater than 10% of our revenues for the nine months ended March 31, 2006. Nortel Networks Corporation (“Nortel”), Flextronics and Huawei each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For the nine months ended March 31, 2006 and fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel. Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the nine months ended March 31, 2006. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. Nortel, Adva AG Optical Networking and Marubun each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2003. A substantial portion of our shipments to Marubun during fiscal 2003 were to fulfill purchase orders placed by Fujitsu and NEC Corporation (“NEC”). Neither Fujitsu nor NEC accounted for greater than 10% percent of our revenues for fiscal 2003. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period.
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

     As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and often do not place orders at the same level as the current quarter in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.
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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	impact on our sales and margins as a result of our customers continued migration to contract manufacturers;

•	the availability of raw materials used in our products or increases in the price of these raw materials;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors in the fiber optic components and subsystems market and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
We depend on the growth and success of the communications industry, which is subject to severe fluctuations in economic activity and is also experiencing consolidation and realignment, as well as a trend towards outsourced manufacturing.
     We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth of the Internet as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the effects of the severe in the communications industry following the year 2000, our ability to acquire new customers or to obtain additional orders from existing customers has been impeded. Although we have noticed a general increase in spending activity in the communications industry over the past several quarters, we cannot assure you that this spending activity will continue at its current rate or at all, or that we will benefit from this spending activity.
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

     Our customers’ continued outsourcing might result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other source of components, which could harm our operating results. Additionally, to remain competitive we may need to provide a contract manufacturing service, which could harm our gross margins.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting exist as of June 30, 2005, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in the future periods. If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that the Company’s internal control over financial reporting is effective as of the end of such fiscal year, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and the Company’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market.

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
     We are subject to tax in the United States and in foreign jurisdictions in which we do business. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by U.S. and non-U.S. tax authorities. Any such audits may result in tax liabilities in excess of those we have estimated. In November 2005, the U.S. Internal Revenue Service commenced an audit of our U.S. federal tax returns for our 2003 fiscal year. The audit is in process and management cannot predict the outcome.
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
     We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
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
     Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. In April 2004, Chinese leaders noted concerns regarding China’s recent economic growth and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. On October 28, 2004, the People’s Bank of China, China’s central bank, announced that it would raise both lending and deposit interest rates 0.27 percentage points effective October 29, 2004. Furthermore, on April 27, 2006, the People’s Bank of China announced that it would raise the minimum rate banks charge on one-year loans in local currency 0.27 percentage points to 5.85 percent effective April 28, 2006. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.
     In addition, events in China over which we have no control, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. Moreover, anti-Japanese sentiment in China may lead to business disruptions. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.
     Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revalued at the beginning of fiscal 2005 at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on our reported results would have been to increase net loss of fiscal 2005 by approximately $75,000. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, Renminbi-U.S. dollar exchange rate appreciated to 8.04 at March 31, 2006. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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
     Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and a 50% reduction in the national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Furthermore, under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three-year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. However, the Chinese government recently announced that preferential tax treatment for foreign enterprises might be repealed beginning in 2006. In order to qualify for such benefits, a foreign investment enterprise must be operated continuously for ten years. In the past our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to meet the operation requirement due to events outside of their control, they may be required to pay for income tax on past profits. If China elects to repeal or reduce the tax benefits available to us in the future or we fail to continue to qualify for the tax benefits, our financial condition and results of operations may be adversely impacted.
Our wavelength expansion products have accounted for a majority of our revenues, and our revenues could be harmed if the price of, or demand for, these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the three and nine months ended March 31, 2006 and the fiscal years ended June 30, 2005, 2004 and 2003. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 54%, 52%, 44%, 52% and 49% of our revenues in the three and nine months ended March 31, 2006 and the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past and may continue to experience changes in the future. If our management team experiences further changes and does not work effectively together, it could substantially harm our business.
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
     In addition, from time to time we enter into transfer pricing arrangements with our subsidiaries to establish sales prices for internal distributions of goods that have the effect of allocating taxes between the parent corporation and our subsidiaries. In general, these transfer prices have not been approved by any governmental entity and, therefore, may be challenged by the applicable tax authorities. China tax authorities have recently announced that they plan to increase transfer-pricing audits, and have specifically identified telecommunications companies, among others, as priority targets.
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
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to March 31, 2006. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
•	economic downturn in the fiber optics industry;

•	preannouncement of financial results;

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts and our failure to meet estimates;

•	changes in market values of comparable companies;

•	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	any loss by us of a major customer;

•	the outcome of, and costs associated with, any litigation to which we are or may become a party;

•	additions or departures of key management or engineering personnel; and

•	future sales of our common stock.
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
     The short-term or long-term effect of the reverse split, if any, upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied. It is possible that the per share price of our common stock after the reverse split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split. The market price of our common stock may be based also on other factors, which may be unrelated to the number of shares outstanding, including our future performance.

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

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: May 11, 2006	By:	/s/ Bruce D. Horn
Bruce D. Horn
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).
32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.