Form 10-K
period 2006-07-02
OPLINK COMMUNICATIONS INC
filed 2006-09-15
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-31581

OPLINK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 77-0411346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46335 Landing Parkway, Fremont, CA (Address of principal executive offices)	94538 (Zip Code)

Registrant’s telephone number, including area code:
(510) 933-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 30, 2005 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $189,370,551 based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, an aggregate of 8,277,420 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 31, 2006, approximately 21,593,168 shares of the registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after July 2, 2006, the end of the registrant’s fiscal year.

OPLINK COMMUNICATIONS, INC.

Form 10-K
July 2, 2006

Part I

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” contained in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996. Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Our corporate headquarters are located at 46335 Landing Parkway, Fremont, California 94538. Our website is available on the

Internet at www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.

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

Products and Technologies

We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation and bandwidth management. Some of our products have attributes that combine both of these functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network. Sales of our bandwidth creation products accounted for 69%, 65% and 67% of our revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Bandwidth Creation Products

Communications equipment suppliers use our bandwidth creation products to expand the capacity and/or extend the coverage of their customers’ networks. Other bandwidth creation products enable optical signals to travel along more complex network architectures such as mesh networks and metro networks, or enable optical signals to travel greater distances over traditional long haul networks.

Wavelength Expansion Products.  In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that are designed to enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

•	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters and arrayed wave guides, or AWGs. Our solutions are available in a variety of channel spacings.

•	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for multiplexing or demultiplexing.

•	Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within multiplexer/demultiplexer (Mux/Demux) or optical add/drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

•	DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two simultaneous sources over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

Optical Amplification Products.  Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFA fiber amplifiers and the components used in EDFA and Raman amplifier designs. Our optical amplification products include the following:

•	Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of fiber and fiber optic components used in fiber optic amplifiers to boost the amplitude of an incoming optical signal.

•	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ gain blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

•	WDM Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that provide power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

•	Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

•	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

•	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

•	Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

•	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source. Reflected light can interfere with a laser’s process and create noise, which can impair system performance in optical networks.

•	Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes and have very low insertion loss, or the power loss incurred when adding additional components to a fiber cable.

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

Optical Switching and Routing Products.  As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations. Our optical switching and routing products include the following:

•	Switches. Optical switches are devices that can direct optical signals to different end destinations.

•	Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

•	Reconfigurable OADMs. Reconfigurable OADMs combine OADM functionality, optical wavelength selective switching, or WSS, and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

•	Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications and used in DWDM fiber grating based wavelength expansion products.

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

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2006, we sold our products to over 248 companies worldwide.

Our top five customers, although not the same five customers for each period, together accounted for 52%, 63% and 69% of our revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Flextronics Canada, Inc. (“Flextronics”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2006. For fiscal 2006, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel Networks Corporation (“Nortel”). Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2006. Nortel, Flextronics and Huawei each also accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. For fiscal 2005, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel. Nortel, Sanmina-SCI Corporation (“Sanmina”) and Marubun Corporation (“Marubun”) each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Sanmina, a contract manufacturer, were to fulfill purchase orders placed by Tellabs, Inc. Through Sanmina and through direct sales, Tellabs, Inc. accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2004, a substantial portion of our shipments to Marubun, one of our distributors, were to fulfill purchase orders placed by Fujitsu Limited (“Fujitsu”) through Marubun. Through

Marubun and through direct sales, Fujitsu accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2004. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See “Concentration of Credit Risk” under Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

Backlog

We are substantially dependent upon orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times, and which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, we do not believe that backlog is a reliable indicator of our future revenues.

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels, including seven international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2006, we employed 24 people in sales, marketing and customer service and support in the U.S. and 11 people in sales and marketing in China, who manage key customer accounts and support our direct sales force, sales representatives and distributors. Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort.

Product Development

As of June 30, 2006, we had 250 engineers involved in research and development of our products. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary component and subsystem development center is located in Zhuhai, China and our access market system development center is located in Shanghai, China. Our research and development expense, including non-cash compensation expense, was $6.7 million, $7.2 million and $7.5 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We spend a significant portion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems and components and to develop new technologies and products to serve the current and next-generation communication markets.

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

Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 34,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining areas that are in excess of our current requirements.

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

We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors include Avanex Corporation, DiCon Fiberoptics, Inc., Furukawa Electrical Co., Ltd., FDK Corporation, NEL Hitachi Cable, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec Corporation and FDK Corporation, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. We also believe that JDS Uniphase has the greatest market share for fiber optic components and subsystems.

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

Intellectual Property

As of June 30, 2006, we have been granted 115 issued patents, have 2 allowed applications awaiting issuance and have 7 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 23 issued patents and 22 pending patent applications in the People’s Republic of China, 25 of which are counterparts to U.S. patents or patent applications.

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

Employees

As of June 30, 2006, we had 79 full-time employees located in the United States and 1,988 full-time employees located in China. None of our employees in the United States are represented by a labor union. All of our employees in Zhuhai are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004

Revenues:
United States	$14,750	$5,323	$3,534
Europe	14,020	6,905	6,063
Asia	18,636	11,255	8,998
Canada	7,440	10,872	15,733

Totals	$54,846	$34,355	$34,328

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2006	2005

United States	$5,604	$7,037
People’s Republic of China	17,839	18,260

Totals	$23,443	$25,297

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2006:

Name	Age	Position

Joseph Y. Liu	55	Chief Executive Officer, President and Director
Bruce D. Horn	55	Chief Financial Officer and Treasurer
Chi-Min (James) Cheng	60	General Manager, China/Macau
River Gong	43	Vice President, Sales

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

Chi-Min (James) Cheng has served as our General Manager, China/Macau since May 2005. From June 2003 to February 2005, Mr. Cheng was a consultant for Stratum Technologies, Inc. in Cleveland, Ohio. From November 1998 to June 2003, Mr. Cheng served as the Country Manager and Factory General Manager at RAE Systems Inc. in Shanghai (Jiading) China. Mr. Cheng received his B.S. in Mechanical Engineering from Taugtong University, Taiwan.

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

Directors

The following table sets forth certain information regarding our directors as of August 31, 2006:

Name	Age	Position

Joseph Y. Liu	55	Chief Executive Officer, President and Director
Leonard J. LeBlanc	65	Chairman of the Board of Directors
Chieh Chang	54	Director
Jesse W. Jack	70	Director
Hua Lee	54	Director

Joseph Y. Liu’s biography is set forth above under “Executive Officers.”

Leonard J. LeBlanc has been a member of our Board of Directors since July 2000 and became the chairman of the board in February 2006. Since August 2000, Mr. LeBlanc has been on the Board of Directors of eBest Inc., a private software company providing collaborative business management solutions. From February 2001 to September 2003, Mr. LeBlanc was Vice President of Corporate Development and Acting Chief Financial Officer of eBest Inc. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc also serves on the board of directors of AXT, Inc., a company involved with the manufacture and sale of high-performance compound semiconductor substrates. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his master’s degree in finance from George Washington University.

Chieh Chang has been a member of our Board of Directors since September 1995. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc. (now Gingistek, Inc.), a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang serves on the board of directors of Genesis Microchip, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from University of California, Los Angeles.

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

Hua Lee has been a member of our Board of Directors since February 2006. Mr. Lee has been Professor of Electrical and Computer Engineering at the University of California, Santa Barbara since 1990. Prior to his tenure at the University of California, Santa Barbara, he was on the faculty of the University of Illinois at Urbana-Champaign. Mr. Lee received his B.S. degree in Electrical Engineering from the National Taiwan University, and M.S. and PhD in Electrical and Computer Engineering from the University of California, Santa Barbara.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

We have incurred significant losses in the past, and if we are unable to continue to increase our revenues while controlling our costs and operating expenses, we may be unable to sustain our profitability.

We have incurred significant losses since our inception in 1995 and we may incur losses in the future. We incurred net losses of $2.6 million, $6.4 million and $36.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, the third and fourth quarter of fiscal 2006 and fiscal 2006 we have not achieved profitability on a quarterly or annual basis since inception. As of June 30, 2006, we had an accumulated deficit of $225.1 million. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 52%, 63% and 69% of our revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers without an increase in sales from other customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.

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

It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities;

•	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.

Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Moreover, if we experience difficulties in any of these areas, our operating results could be significantly and adversely affected and our stock price could decline. Also, it is possible that in some future quarter our operating results may be below the expectations of public market analysts or investors, which could cause our stock price to fall.

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

We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth of the Internet, wireless, optical and cable services as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the effects of the severe downturn in the optical and communications industry following the year 2000, our ability to acquire new customers or to obtain additional orders from existing customers has been impeded. Although we have noticed a general increase in spending activity in the communications industry over the past several quarters, we cannot assure you that this spending activity will continue at its current rate or at all, or that we will benefit from this spending activity.

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

The communications industry is also experiencing rapid consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic and wireless communications networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers and service provider end users may consolidate or align with other entities in a manner that may delay orders and harms our business.

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

Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the effects of the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. Furthermore, some of our suppliers are competitors who may chose not to supply raw materials to us in the future, or who may sell their capability to parties that may be adverse to our goals. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. To the extent a greater degree of the raw material content of our product is from third parties, which may be necessary to provide our customers with the latest technology, our financial results may be negatively impacted.

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

Our failure to predict market needs accurately or to develop or obtain through acquisition new products or product enhancements in a timely manner will harm market acceptance and sales of our products. In this regard, we are currently developing bandwidth creation products as well as bandwidth management products. If the development of these products or any other future products takes longer than we anticipate, or if we are unable to develop and introduce these products to market, our revenues could suffer and we may not gain market share. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance. Furthermore, we have implemented, and may continue to implement in the future, significant cost-cutting measures such as reductions in our workforce, including reductions in research and development and manufacturing personnel, that may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders.

In addition, we recently expanded our operations to include optical manufacturing services. We cannot, however, assure you that we will be able to successfully manage our manufacturing capabilities to produce quality products in a cost-effective manner or gain market acceptance with respect to any optical manufacturing service offerings. In addition, because profit margins with respect to optical contract manufacturing services may be smaller than the margins applicable to our current and past product offerings, our gross margins may decline and our financial results may be harmed as a result of our provision of such services. Also, to the extent a greater degree of the raw material content of our product is from third parties, which may be necessary to provide our customers with the latest technology, our financial results may be negatively impacted.

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

Substantially all of our manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Chinese leaders noted

concerns regarding China’s recent economic growth since April 2004 and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. On April 27, 2006, the People’s Bank of China announced that it would raise the minimum rate banks charge on one-year loans in local currency 0.27 percentage points to 5.85 percent effective April 28, 2006. Furthermore, on August 18, 2006, the People’s Bank of China, China’s central bank, announced that it would raise both lending and deposit interest rates 0.27 percentage points effective August 19, 2006. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revalued at the beginning of fiscal 2005 at 8.11 Renminbi to the US dollar instead of the actual rate of 8.28, the impact on our reported results would have been to increase net loss of fiscal 2005 by approximately $75,000. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, Renminbi-U.S. dollar exchange rate appreciated to 8.0 at June 30, 2006. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

Our subsidiaries located in China enjoy tax benefits in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first year when accumulated earnings have turned positive and a 50% reduction in the national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Furthermore, under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three-year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. However, the Chinese government recently announced that preferential tax treatment for foreign enterprises might be repealed beginning in 2007. In order to qualify for such benefits, a foreign investment enterprise must be operated continuously for ten years. In the past our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to meet the operation requirement due to events outside of their control, they may be required to pay for income tax on past profits. If China elects to repeal or reduce the tax benefits available to us in the future or we fail to continue to qualify for the tax benefits, our financial condition and results of operations may be adversely impacted.

Our wavelength expansion products have accounted for a majority of our revenues, and our revenues could be harmed if the price of, or demand for, these products further declines or if these products fail to achieve broader market acceptance.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the fiscal years ended June 30, 2006, 2005 and 2004. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 51%, 44% and 52% of our revenues in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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

We are the target of a securities class action complaint and are at risk of securities class action litigation, which could result in costs and divert management attention and resources.

We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the action against us is without merit and, we intend to defend against it vigorously.

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

The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and we may need to make further changes in response to such new rules. In addition, NASDAQ has revised its requirements for companies that are NASDAQ-listed, such as us. We expect these developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. For example, to implement plans and measures to comply with Section 404 of the Sarbanes-Oxley Act (“the Sarbanes-Oxley Act”) and other related rules, we expended significant resources and incurred significant expenses. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could impair the reliability of our financial statements, cause us to delay filing our periodic reports with the SEC, harm our reputation and adversely affect our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting exist as of June 30, 2006, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in the future periods. If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that the Company’s internal control over financial reporting is effective as of the end of such fiscal year, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and the Company’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, for purposes of our 2005 fiscal year quarterly and annual financial reports, we were not required to expense stock compensation charges in connection with stock option grants to our employees and stock purchases under our employee stock purchase plan. Recent changes to the Financial Accounting Standards Board (“FASB”) guidelines relating to accounting for stock compensation increased our compensation expense starting in the first quarter of fiscal 2006. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) could make our net income/loss less predictable in any given reporting period and could harm our business. To mitigate future impact, we may revise our equity compensation program, which may negatively impact our ability to attract and retain highly skilled employees.

Because of the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.

Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to June 30, 2006. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 34,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease the remaining areas that are in excess of our current requirements to third parties.

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

In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.

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

Market for Registrant’s Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low bid prices for our common stock for each period indicated:

	High	Low

Fiscal 2006:
Quarter ended June 30, 2006	$20.53	$15.55
Quarter ended March 31, 2006	$19.29	$13.86
Quarter ended December 31, 2005	$15.36	$9.59
Quarter ended September 30, 2005	$12.18	$10.01
Fiscal 2005:
Quarter ended June 30, 2005	$12.04	$9.24
Quarter ended March 31, 2005	$13.86	$9.80
Quarter ended December 31, 2004	$15.89	$11.41
Quarter ended September 30, 2004	$15.75	$10.22

As of August 31, 2006 there were approximately 201 stockholders of record and the price per share of our common stock was $19.63. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds From Sales of Registered Securities

On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 2,250,714 shares of common stock, including the over-allotment shares, at an initial public offering price of $126.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million. As of June 30, 2006, we had $188.3 million in cash, cash equivalents, short-term and long-term investments.

Repurchases of Equity Securities

On September 26, 2001, our Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of our common stock. On September 19, 2002, our Board of Directors approved an increase in our buyback plan to repurchase up to an aggregate of $40.0 million of our common stock. These repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. In accordance with Rule 10b5-1 under the Securities Exchange Act, we adopted a plan in August 2002, which allows us to repurchase our shares during specified periods when we are likely to be in possession of material non-public information. We repurchased $11,000 of our common stock during fiscal 2006. As of June 30, 2006, we had repurchased shares of our common stock with an aggregate repurchase price of $35.2 million under the repurchase program.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of June 30, 2006 and 2005 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2003 and 2002 and the selected consolidated balance sheet data as of June 30, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K. Our fiscal year ends on the Sunday closet to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2006, 2004, 2003 and 2002 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$54,846	$34,355	$34,328	$22,743	$37,939

Cost of revenues:
Cost of revenues	39,121	24,709	22,736	23,080	48,512
Stock compensation expense (recovery)	248	27	177	(415)	342

Total cost of revenues	39,369	24,736	22,913	22,665	48,854

Gross profit (loss)	15,477	9,619	11,415	78	(10,915)

Operating expenses:
Research and development:
Research and development	6,140	7,173	7,056	8,765	13,927
Stock compensation expense	557	2	448	42	984

Total research and development	6,697	7,175	7,504	8,807	14,911

Sales and marketing:
Sales and marketing	4,092	3,629	3,329	4,235	8,079
Stock compensation expense (recovery)	580	84	53	172	(328)

Total sales and marketing	4,672	3,713	3,382	4,407	7,751

General and administrative:
General and administrative	6,300	6,160	6,619	7,009	7,247
Stock compensation expense	1,279	110	1,011	2,074	3,716

Total general and administrative	7,579	6,270	7,630	9,083	10,963

Impairment charge	—	322	—	2,825	—
Restructuring costs and other charges	(72)	—	452	14,123	28,908
Merger fees	—	(904)	—	1,300	1,844
In-process research and development	1,120	—	1,565	—	—
Amortization of goodwill, intangible and other assets	72	185	56	78	168

Total operating expenses	20,068	16,761	20,589	40,623	64,545

Loss from operations	(4,591)	(7,142)	(9,174)	(40,545)	(75,460)
Interest and other income, net	7,060	4,591	2,665	4,016	4,713
(Loss) gain on sale of assets	(458)	(96)	68	(258)	2,373

Income (loss) before provision for income taxes	2,011	(2,647)	(6,441)	(36,787)	(68,374)
Provision for income taxes	73	—	—	—	—

Net income (loss)	$1,938	$(2,647)	$(6,441)	$(36,787)	$(68,374)

Net income (loss) per share:
Basic	$0.09	$(0.13)	$(0.31)	$(1.62)	$(2.94)

Diluted	$0.09	$(0.13)	$(0.31)	$(1.62)	$(2.94)

Shares used in per share calculation:
Basic	21,353	21,153	20,783	22,683	23,241

Diluted	22,184	21,153	20,783	22,683	23,241

	June 30,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$188,280	$186,133	$190,443	$188,103	$224,749
Working capital	138,276	132,260	137,268	185,138	218,683
Total assets	237,955	228,273	232,941	233,793	303,287
Long-term liabilities	83	—	104	1,555	6,894
Total stockholders’ equity	227,140	218,571	219,740	218,766	273,374

On November 7, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our anticipated revenues, gross margins and expense levels for future periods, and other statements reflecting our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “estimate” or “assume” or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption “Risk Factors” contained in Item 1A above in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.”

On January 1, 2001, we adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. In this report, for presentation purposes, we present each fiscal year as if it ended on June 30, and each fiscal quarter as if it ended on September 30, December 31 or March 31, as the case may be. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2006 and 2004 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this report.

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

COST OF REVENUES.  Our cost of revenues consists of raw material, salaries including stock compensation expense and related personnel expense, manufacturing overhead, and provisions for excess and obsolete inventories and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, manufacturing volume, our pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.

RESEARCH AND DEVELOPMENT EXPENSES.  Our research and development expenses consist primarily of salaries including stock compensation expense and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred.

SALES AND MARKETING EXPENSES.  Our sales and marketing expenses consist primarily of salaries including stock compensation expense and related expenses for marketing, sales, customer service and application engineering support personnel, commissions paid to internal and external sales representatives, as well as costs associated with trade shows and other marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  Our general and administrative expenses consist primarily of salaries including stock compensation expense and related expenses for executive, finance, accounting, and human resources personnel, professional fees and other corporate expenses.

STOCK COMPENSATION EXPENSE.  Effective July 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123,“Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock compensation expense for all stock-based compensation awards granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on July 1, 2005 (see Note 2 — Summary of Significant Accounting Policies — Stock Compensation). All of our stock compensation is accounted for as an equity instrument.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” as if the fair-value-based method had been applied in measuring compensation expense. We recorded employee stock compensation expense prior to fiscal 2006 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.

Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2005, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $50.2 million, of which $121,000 and $1.7 million was expensed during the fiscal years ended June 30, 2005 and 2004, respectively. With respect to employee stock compensation, we amortized the deferred compensation expense over the vesting period of the related stock options, as set forth in Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”). Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees were accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the Black-Scholes model. The compensation expense related to non-employees’ stock option grants was amortized over the vesting period as set forth in FIN No. 28.

ACQUISITIONS.  In November 2005, we acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for our Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. We anticipate through this natural progression to be able to participate in an additional segment of the telecom market and hope to thereby diversify our product offering and participate in a segment that has higher growth potential than our current telecom products. The purchase price was comprised of $4.6 million in cash and approximately $40,000 in transaction costs. We purchased the shares directly from the F3 shareholders. The outstanding shares that we did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the consolidated financial statements since the acquisition date. The F3 acquisition was accounted for under the purchase method of accounting.

In January 2006, we entered into a definitive agreement to purchase fixed assets, inventories and certain intangible assets of Fibercom Optics Communication Corp. (“Fibercom”) for $2.0 million in cash and approximately $16,000 in transaction costs. Fibercom is a passive component and connector manufacturer based in Taiwan. We paid $1.5 million in fiscal 2006 and the remaining $500,000 is subject to an escrow to secure against Fibercom’s breach of representations and warranties. The Fibercom acquisition was accounted for under the purchase method of accounting.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, restructuring, stock compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements,” SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, we recognize revenue from product sales upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue associated with contract-related cancellation payments from customers when a formal agreement is signed or a purchase order is issued by the customer covering these payments and we determine the collectibility of the cancellation payments to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

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

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2006, 2005 and 2004. Our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $698,000, $402,000 and $1.0 million in fiscal 2006, 2005 and 2004, respectively.

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

Business Combination

We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets to expense over time, while we immediately expense in-process research and development costs, or IP R&D, in the period the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

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

Stock Compensation

We account for stock compensation costs in accordance with SFAS No. 123(R)and apply the provisions of SAB 107. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for purchase rights under our employee stock purchase plan.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

The guidance in SFAS No. 123(R) and SAB 107 is relatively new and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

Results of Operations

For Each of the Years Ended June 30, 2006, 2005 and 2004

REVENUES

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Revenues	$54,846	$34,355	$20,491	59.6%	$34,355	$34,328	$27	0.1%

Revenue for the year ended June 30, 2006 increased from the revenue for the year ended June 30, 2005 primarily due to greater unit shipments of our bandwidth creation products and to a lesser extent to greater unit shipments of our bandwidth management products. The increased unit shipments were the result of increased capital equipment purchases by telecom service providers worldwide from our customers. To a certain extent increased unit shipments were offset by minor decreases in the average selling prices of our products during the year ended June 30, 2006 as compared to the year ended June 30, 2005.

Revenue for the year ended June 30, 2005 was substantially unchanged from the revenue for the year ended June 30, 2004. We did experience a manufacturing-related problem during the year ended June 30, 2005, which negatively impacted our revenue for the year ended June 30, 2005 and contributed to our revenue being substantially unchanged from the year ended June 30, 2004. We have identified and believe we have remedied the manufacturing-related problem. However, we have no assurance that we can prevent such problems from recurring in the future. To a certain extent increased unit shipments were offset by minor decreases in the average selling prices of our products during the year ended June 30, 2005 as compared to the year ended June 30, 2004.

We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2007. We also expect an increase of approximately 10% to 12% in revenue in the first quarter of fiscal 2007 from the fourth quarter of fiscal 2006.

GROSS PROFIT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Gross profit	$15,477	$9,619	$5,858	60.9%	$9,619	$11,415	$(1,796)	(15.7)%
Gross profit margin	28.2%	28.0%			28.0%	33.3%

The increase in gross profit for the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to a higher number of unit shipments as well as lower depreciation expenses, partially offset by higher production labor costs as a result of higher production volume, an increase in costs due to a benefit from the resolution of vendor liabilities of $1.6 million in the year ended June 30, 2005, and higher production management labor costs. Our gross profit for the year ended June 30, 2006 was also positively impacted by the unexpected sale of inventory that had been previously fully reserved of $698,000, compared to the unexpected sale during the fiscal year ended June 30, 2005 of inventory that had been previously fully reserved of $402,000. Unexpected sales of fully reserved inventory have remained approximately the same percentage of annual revenue. However, we have no visibility to the amount of such sales in the future, if any.

The decrease in gross profit for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to higher material and production labor costs during fiscal 2005 and significant higher unexpected sales of inventory during fiscal 2004 compared to fiscal 2005 that have been previously fully reserved. In addition, in the year ended June 30, 2005 compared to the year ended June 30, 2004 we had higher depreciation expense primarily as a result of the return of our Shanghai operation to continuing operations from discontinued operations. Our gross profit for the year ended June 30, 2005 was positively impacted by the resolution of vendor liabilities of $1.6 million. Our gross profit for the year ended June 30, 2005 was also positively impacted by the unexpected sale of inventory that had been previously fully reserved of $402,000, compared to the unexpected sale during the fiscal year ended June 30, 2004 of inventory that had been previously fully reserved of $1.0 million.

Our gross profit margin remained substantially unchanged for the year ended June 30, 2006 compared to the year ended June 30, 2005 due to lower manufacturing costs relative to sales being offset by higher material costs relative to sales and the $1.6 million benefit as the result of the resolution of vendor liabilities in the year ended June 30, 2005.

Our gross profit margin decreased for the year ended June 30, 2005 compared to the year ended June 30, 2004 due to higher material costs relative to sales, higher manufacturing costs, net of a non-recurring $1.6 million benefit as the result of the resolution of vendor liabilities, relative to our production volume and lower unexpected sales of fully reserved inventory.

We expect our gross profit margin in the first quarter of fiscal 2007 to improve slightly compared to the fourth quarter of fiscal 2006.

RESEARCH AND DEVELOPMENT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Research and development	$6,697	$7,175	$(478)	(6.7)%	$7,175	$7,504	$(329)	(4.4)%

The decrease in research and development expenses for the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to lower personnel and related facility costs as we transitioned the majority of our research and development effort from the United States to China. This lower expense was partially offset by research and development expenditures incurred by F3 subsequent to its acquisition and $555,000 higher stock compensation expense resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

The decrease in research and development expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to lower stock compensation expense and lower depreciation charges partially offset by higher personnel costs as our research and development efforts in China were expanded.

We expect our quarterly research and development expenses excluding stock compensation expense in the first quarter of fiscal 2007 to remain at approximately the same level as the fourth quarter of fiscal 2006.

SALES AND MARKETING

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Sales and marketing	$4,672	$3,713	$959	25.8%	$3,713	$3,382	$331	9.8%

The increase in sales and marketing expenses for the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to $496,000 higher stock compensation expense resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, higher compensation expense as a result of an increase in revenue and sales and marketing expenses incurred by F3 subsequent to its acquisition.

The increase in sales and marketing expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to an expense of $352,000 associated with the one-time settlement of commissions payable to an external sales representative.

We expect our quarterly sales and marketing expenses excluding stock compensation expense in the first quarter of fiscal 2007 to remain at approximately the same level as the fourth quarter of fiscal 2006.

GENERAL AND ADMINISTRATIVE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
General and administrative	$7,579	$6,270	$1,309	20.9%	$6,270	$7,630	$(1,360)	(17.8)%

The increase in general and administrative expenses for the year ended June 30, 2006 compared to the year ended June 30, 2005 was substantially due to an additional $1,169,000 of stock compensation expense resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, higher compensation charges due to an increase in personnel and higher professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower legal and settlement costs due to the settlement of two lawsuits in the year ended June 30, 2005.

The decrease in general and administrative expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to $900,000 lower stock compensation expense, $764,000 of expense associated with the exploration of strategic business opportunities in the year ended June 30, 2004 and lower insurance premiums for directors and officers liability insurance partially offset by an increase in professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002 and legal and settlement costs for two lawsuits.

We expect our quarterly general and administrative expenses excluding stock compensation expense in the first quarter of fiscal 2007 to remain at approximately the same level as the fourth quarter of fiscal 2006.

STOCK COMPENSATION EXPENSE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Stock compensation expense	$2,664	$223	$2,441	1094.6%	$223	$1,689	$(1,466)	(86.8)%

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2006 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock compensation expense for all stock-based compensation awards granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based compensation made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on July 1, 2005 (see Note 2 — Summary of Significant Accounting Policies — Stock Compensation). All of our stock compensation is accounted for as an equity instrument.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” as if the fair-value-based method had been applied in measuring compensation expense. We recorded employee stock compensation expense prior to fiscal 2006 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Therefore, stock compensation for the year ended June 30, 2006 is not comparable to stock compensation for the years ended June 30, 2005 and 2004.

Prior to and after our initial public offering, we granted stock options and issued warrants to employees and consultants at prices below the fair value of the underlying stock on the date of grant or issuance. During the period from July 1, 1998 through June 30, 2005, we recorded aggregate deferred stock compensation, net of cancellations due to terminations of employment, of approximately $50.2 million, of which $121,000 and $1.7 million was expensed during the fiscal years ended June 30, 2005 and 2004, respectively. With respect to employee stock compensation, we amortized the deferred compensation expense over the vesting period of the related stock options, as set forth in FIN No. 28. Under the FIN No. 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. The compensation expense is recognized over the period during which the services are provided. Accordingly, this method results in higher compensation expenses being recognized in the earlier vesting periods of an option. Stock options or warrants granted to non-employees were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and valued using the

Black-Scholes model. The compensation expense related to non-employees’ stock option grants was amortized over the vesting period as set forth in FIN No. 28.

The decrease in stock compensation expenses for the year ended June 30, 2005 compared to the year ended June 30, 2004 was primarily due to the method under which stock compensation was amortized, as set out in FIN No. 28, which results in higher compensation expense in the earlier vesting periods of the related options.

We expect our stock compensation expense in the first quarter of fiscal 2007 to be approximately $1.0 million.

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

RESTRUCTURING COSTS AND OTHER CHARGES.  A summary of the restructuring charges accrued in fiscal 2006, 2005 and 2004 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2003	$176	$4,314	$4,490
Less: accrued restructuring costs, current			3,018

Accrued restructuring costs, non current			$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	452	452
Adjustment	99	(99)	—
Cash payments	(275)	(2,768)	(3,043)

Balance at June 30, 2004	—	1,899	$1,899
Less: accrued restructuring costs, current			1,795

Accrued restructuring costs, non current			$104

Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	$63

Cash payments	—	(63)	(63)

Balance at June 30, 2006	$—	$—	$—

We recorded a benefit in the amount of $72,000 in fiscal 2006 as a result of the settlement with the landlord of one of our facilities in China. We did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005.

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

IN-PROCESS RESEARCH AND DEVELOPMENT.  We recorded $1,120,000 as IP R&D in fiscal 2006 in connection with the acquisition of F3. The IP R&D consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (“VoIP”) or instant messaging (“VoIM”) through the regular office and household corded or cordless call devices.

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

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS.  Amortization of intangible and other assets of approximately $72,000, $185,000 and $56,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, represents charges incurred as a result of our acquisition of F3 in fiscal 2006 and Accumux and Gigabit in fiscal 2004.

INTEREST AND OTHER INCOME, NET

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2006	2005	Change	Change	2005	2004	Change	Change
	(In thousands, except percentages)
Interest and other income, net	$7,060	$4,591	$2,469	53.8%	$4,591	$2,665	$1,926	72.3%

The increases in interest income were primarily due to higher yields on our investments. The average rate of return for the years ended June 30, 2006, 2005 and 2004 was 3.8%, 2.3% and 1.3%, respectively. We anticipate that our interest income in the first quarter of fiscal 2007 to remain at approximately the same level as the fourth quarter of fiscal 2006.

GAIN (LOSS) ON SALE OF ASSETS.  We incurred a loss of $458,000 for the year ended June 30, 2006 primarily due to charges required to re-measure assets held for sale at the lower of their carrying amount or fair value less cost to sell. We recorded a loss of $96,000 and a gain of $68,000 for the years ended June 30, 2005 and 2004, respectively, from the sale of fixed assets and intangible assets less or greater than the carrying amount of these assets.

PROVISION FOR INCOME TAXES.  We have recorded a tax provision of $73,000 for the year ended June 30, 2006. At June 30, 2006 we had approximately $107.5 million of federal and $52.9 million of state net operating loss carryforwards. Because of certain changes in ownership in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. We may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses. We have recorded a gross deferred tax asset of $49.9 million as of June 30, 2006, against which a valuation allowance is recorded that reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized. Included in the June 30, 2006 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

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

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2006	2006	2005	2005
	(In thousands, except per share data)
	(Unaudited)

Revenues	$16,915	$14,597	$12,651	$10,683

Cost of revenues:
Cost of revenues	11,676	10,223	9,164	8,058
Stock compensation expense	72	55	66	55

Total cost of revenues	11,748	10,278	9,230	8,113

Gross profit	5,167	4,319	3,421	2,570

Operating expenses:
Research and development:
Research and development	1,767	1,547	1,338	1,488
Stock compensation expense	109	141	154	153

Total research and development	1,876	1,688	1,492	1,641

Sales and marketing:
Sales and marketing	1,238	1,083	886	885
Stock compensation expense	176	121	141	142

Total sales and marketing	1,414	1,204	1,027	1,027

General and administrative:
General and administrative	1,512	1,451	1,701	1,636
Stock compensation expense	472	278	282	247

Total general and administrative	1,984	1,729	1,983	1,883

Restructuring costs and other charges	(72)	—	—	—
Amortization of intangible and other assets	27	27	18	—
In-process research and development	—	—	1,120	—

Total operating expenses	5,229	4,648	5,640	4,551

Loss from operations	(62)	(329)	(2,219)	(1,981)
Interest and other income, net	2,024	1,843	1,633	1,560
Gain (loss) on sale of assets	14	(445)	(8)	(19)

Income (loss) before provision for income taxes	1,976	1,069	(594)	(440)
Provision for income taxes	32	41	—	—

Net income (loss)	$1,944	$1,028	$(594)	$(440)

Net income (loss) per share(2):
Basic	$0.09	$0.05	$(0.03)	$(0.02)

Diluted	$0.09	$0.05	$(0.03)	$(0.02)

Shares used in per share calculation(2):
Basic	21,466	21,355	21,318	21,274

Diluted	22,508	22,234	21,318	21,274

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2005(1)	2005	2004	2004
	(In thousands, except per share data)
	(Unaudited)

Revenues	$8,882	$8,421	$8,144	$8,908

Cost of revenues:
Cost of revenues	5,557	6,260	6,939	5,953
Stock compensation expense	—	—	—	27

Total cost of revenues	5,557	6,260	6,939	5,980

Gross profit	3,325	2,161	1,205	2,928

Operating expenses:
Research and development:
Research and development	1,544	1,929	1,795	1,905
Stock compensation expense	—	—	—	2

Total research and development	1,544	1,929	1,795	1,907

Sales and marketing:
Sales and marketing	819	935	1,042	833
Stock compensation expense	—	—	79	5

Total sales and marketing	819	935	1,121	838

General and administrative:
General and administrative	1,336	1,517	1,556	1,751
Stock compensation expense	17	22	26	45

Total general and administrative	1,353	1,539	1,582	1,796

Impairment charge	322	—	—	—
Merger fees	—	(904)	—	—
Amortization of intangible and other assets	47	46	46	46

Total operating expenses	4,085	3,545	4,544	4,587

Loss from operations	(760)	(1,384)	(3,339)	(1,659)
Interest and other income, net	1,547	1,193	1,050	801
Gain (loss) on sale of assets	81	(168)	7	(16)

Net income (loss)	$868	$(359)	$(2,282)	$(874)

Net income (loss) per share(2):
Basic	$0.04	$(0.02)	$(0.11)	$(0.04)

Diluted	$0.04	$(0.02)	$(0.11)	$(0.04)

Shares used in per share calculation(2):
Basic	21,229	21,174	21,140	21,073

Diluted	21,869	21,174	21,140	21,073

(1)	Net income for the quarter ended June 30, 2005 included a one time benefit of $1.3 million related to the resolution of vendor liabilities.

(2)	On November 7, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.

Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors, many of which are more fully discussed in other risk factors, that are likely to cause these variations include, among others:

•	economic downturn and uncertainty of the fiber optic industry;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	fluctuations in demand for, and sales of, our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations of orders and shipment rescheduling;

•	the ability of our manufacturing operations in China to timely produce and deliver products and components in the quantity and of the quality our customers require;

•	the availability of raw materials used in our products and increases in the price of these raw materials;

•	our ability to successfully improve our manufacturing capability and achieve acceptable production yields in our facilities in China;

•	the practice of communication equipment suppliers to sporadically place large orders with short lead times;

•	the mix of products, including products that may contain a greater degree of raw material from third parties, and the average selling prices of the products we sell;

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors and pricing pressures;

•	consolidation of our customers and/or the service provider end users may cause cancellation or delay of orders;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner without defects;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with and the outcomes of any intellectual property or other litigation to which we are, or may become, a party.

Due to the factors noted above and other factors noted under the caption entitled “Risk Factors” under Item 1A, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, offset by $20.8 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants, through June 30, 2006. As of June 30, 2006, we had cash, cash equivalents and short-term and long-term investments of $188.3 million and working capital of $138.3 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal 2007 will be approximately the same as the sum of our cash, cash equivalents and short-term and long-term investments at the end of fiscal 2006.

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

Fiscal 2006

Our operating activities provided $5.8 million of cash in fiscal 2006 as a result of our net income for fiscal 2006 of $1.9 million increased by $10.8 million primarily for the non-cash charges of depreciation and amortization, stock compensation expense, amortization of the premium on investments, loss on sale or disposal of assets and IP R&D offset by usage of $6.9 million for net changes in current assets and liabilities.

In fiscal 2006, the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities and accrued restructuring costs.

Accounts receivable used $6.0 million of cash primarily due to higher shipments during the last quarter of the fiscal year ended June 30, 2006 compared to the last quarter of the fiscal year ended June 30, 2005. Days sales outstanding in accounts receivable at the end of the fiscal year ended June 30, 2006 and 2005 are 72 days and 73 days, respectively.

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

Inventories used $328,000 of cash during fiscal 2006 primarily due to increased volumes of unit sales and associated purchases of inventory required to meet customer demand.

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

Prepaid expenses and other current assets used $403,000 of cash during fiscal 2006 primarily due to an increase in interest receivable. Interest receivable increased primarily due to the timing of interest payments generated by our investments and higher yields on our investments.

Accounts payable increased and therefore provided $487,000 of cash in fiscal 2006 primarily due to a higher level of inventory purchases.

Accrued liabilities and accrued restructuring costs used $830,000 in cash in fiscal 2006 primarily due to payments of professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002 and to explore strategic business opportunities.

Our investing activities used cash of $30.5 million in fiscal 2006. The net cash used in investing activities in the fiscal year ended June 30, 2006 was primarily due to purchases of investments of $123.3 million partially offset by sales and maturities of investments of $100.3 million resulting in use of cash of $23.0 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in fiscal 2006 in an effort to take advantage of higher yields and increase returns on our investments. The acquisition of property and equipment used $1.7 million of cash in fiscal 2006 and we used $5.9 million of cash to acquire F3 and the assets of Fibercom. We expect to use approximately $3.0 million for capital expenditures worldwide in fiscal 2007.

Our financing activities provided cash of $2.8 million in fiscal 2006 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan partially offset by $11,000 used for the repurchase of our common stock.

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

In fiscal 2005, the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities and accrued restructuring costs.

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

In fiscal 2004, the net changes in assets and liabilities were primarily the result of changes in accounts receivable, inventories and accrued liabilities and accrued restructuring costs. Accounts receivable used $2.8 million of cash primarily due to increased shipments during the fiscal year. Days sales outstanding in accounts receivable ended fiscal year 2004 at 71 days, as compared to 72 days at the end of fiscal 2003.

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

Contractual Obligations

Our contractual obligations as of June 30, 2006 have been summarized below (in thousands):

		Contractual Obligations Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Purchase obligations	$5,957	$5,943	$14	$—	$—
Operating leases	640	333	307	—	—

Total	$6,597	$6,276	$321	$—	$—

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that the adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue and stock option related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact our future accounting for its operations.

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

As of June 30, 2006, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At June 30, 2006, we invested $24.1 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.

As of June 30, 2006, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from June 30, 2006. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of June 30, 2006, we had $1.1 million gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2006	2006	2005	2005
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$1,195	5.0%	$26,464	3.1%
Short-term investments — variable rate	24,669	4.0%	68,676	3.3%
Short-term investments — fixed rate	92,726	4.2%	27,020	2.1%
Long-term investments — fixed rate	63,029	4.9%	60,727	3.4%

Total	$181,619		$182,887

	Expected Fiscal Year Maturity Date
	2007	2008	2009	Total	Fair Value

Long-term investments — fixed rate	$—	$63,029	$—	$63,029	$62,497
Average interest rate	—	4.9%	—	4.9%

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at June 30, 2006 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

In July 2005, China uncoupled Renminbi from the U.S. dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalues Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revaluated at the beginning of the fiscal 2005 at 8.11 Renminbi to the US dollar instead of the actual rate of 8.28, the impact on our reported results for fiscal 2005 would have been to increase net loss by approximately $75,000.

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

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page F-1, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2006, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Oplink Communications, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oplink Communications, Inc. and its subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006 and the related financial statement schedule as of and for the years ended June 30, 2006 and 2005 and our report dated September 14, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  Burr, Pilger, & Mayer LLP

San Jose, California
September 14, 2006

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “PROPOSAL 1: ELECTION OF DIRECTORS,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “CORPORATE GOVERNANCE AND INFORMATION REGARDING THE BOARD AND ITS COMMITTEES” in the proxy statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) to be filed with the SEC within 120 days after July 2, 2006, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2006 Proxy Statement entitled “EXECUTIVE COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2006 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2006 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Independent Auditors’ Fees” in the section entitled “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements

See Item 8 of this Annual Report.

2. Financial Statement Schedules

See Item 8 and Schedule II of this Annual Report immediately following the financial statements. Other schedules have been omitted because they are inapplicable or the requested information is shown in the financial statements or related notes.

3. Exhibits

Exhibit No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(1)	Bylaws of Oplink.
3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3	.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4	.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10	.8(1)(5)	Oplink’s 1995 Stock Plan.
10	.9(1)(5)	Oplink’s 1998 Stock Plan.
10	.10(1)(5)	Oplink Form of Indemnity Agreement.
10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
10	.30(8)	Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.
10	.31(8)	Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 23, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of September, 2006.

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

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chief Executive Officer and President (Principal Executive Officer)	September 15, 2006

/s/ Bruce D. Horn Bruce D. Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2006

/s/ Leonard J. LeBlanc Leonard J. LeBlanc	Chairman of the Board	September 15, 2006

/s/ Chieh Chang Chieh Chang	Director	September 15, 2006

/s/ Jesse W. Jack Jesse W. Jack	Director	September 15, 2006

/s/ Hua Lee Hua Lee	Director	September 15, 2006

Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended June 30, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended June 30, 2006 and 2005, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Companys’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger, & Mayer LLP

San Jose, California
September 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries (the “Company”) for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
August 26, 2004

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,856	$29,710
Short-term investments	117,395	95,696
Accounts receivable, net	13,369	7,127
Inventories, net	7,953	6,999
Prepaid expenses and other current assets	2,435	2,430

Total current assets	149,008	141,962
Long-term investments	63,029	60,727
Property, plant and equipment, net	23,443	25,297
Goodwill and intangible assets, net	1,694	—
Other assets	781	287

Total assets	$237,955	$228,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,516	$3,658
Accrued liabilities	6,216	6,044

Total current liabilities	10,732	9,702
Non-current liabilities	83	—

Total liabilities	10,815	9,702

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 21,521,989 and 21,251,873 shares issued and outstanding as of June 30, 2006 and 2005, respectively	22	21
Additional paid-in capital	451,030	445,612
Treasury stock, at cost (1,248 shares as of June 30, 2006)	(11)	—
Deferred stock compensation	—	(37)
Accumulated other comprehensive income	1,248	62
Accumulated deficit	(225,149)	(227,087)

Total stockholders’ equity	227,140	218,571

Total liabilities and stockholders’ equity	$237,955	$228,273

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)

Revenues	$54,846	$34,355	$34,328

Cost of revenues:
Cost of revenues	39,121	24,709	22,736
Stock compensation expense	248	27	177

Total cost of revenues	39,369	24,736	22,913

Gross profit	15,477	9,619	11,415

Operating expenses:
Research and development:
Research and development	6,140	7,173	7,056
Stock compensation expense	557	2	448

Total research and development	6,697	7,175	7,504

Sales and marketing:
Sales and marketing	4,092	3,629	3,329
Stock compensation expense	580	84	53

Total sales and marketing	4,672	3,713	3,382

General and administrative:
General and administrative	6,300	6,160	6,619
Stock compensation expense	1,279	110	1,011

Total general and administrative	7,579	6,270	7,630

Impairment charge	—	322	—
Restructuring costs and other charges	(72)	—	452
Merger fees	—	(904)	—
In-process research and development	1,120	—	1,565
Amortization of intangible and other assets	72	185	56

Total operating expenses	20,068	16,761	20,589

Loss from operations	(4,591)	(7,142)	(9,174)
Interest and other income, net	7,060	4,591	2,665
(Loss) gain on sale of assets	(458)	(96)	68

Income (loss) before provision for income taxes	2,011	(2,647)	(6,441)
Provision for income taxes	73	—	—

Net income (loss)	$1,938	$(2,647)	$(6,441)

Net income (loss) per share:
Basic	$0.09	$(0.13)	$(0.31)

Diluted	$0.09	$(0.13)	$(0.31)

Shares used in per share calculation:
Basic	21,353	21,153	20,783

Diluted	22,184	21,153	20,783

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid in	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at June 30, 2003	20,298,382	$20	$463,571	$(25,276)	$(1,521)	$(29)	$(217,999)	$218,766
Exercise of stock options	539,871	1	3,233	—	—	—	—	3,234
Issuance of common stock from ESPP	143,586	—	785	—	—	—	—	785
Retirement of treasury stock	—	—	(25,276)	25,276	—	—	—	—
Stock compensation	—	—	412	—	—	—	—	412
Amortization of deferred compensation	—	—	(86)	—	1,363	—	—	1,277
Issuance of common stock in connection with acquisition	85,714	—	1,612	—	—	—	—	1,612
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(6,441)	(6,441)
Change in cumulative translation adjustments	—	—	—	—	—	57	—	57
Unrealized gain on investments	—	—	—	—	—	38	—	38

Total comprehensive loss								(6,346)

Balance at June 30, 2004	21,067,553	21	444,251	—	(158)	66	(224,440)	219,740
Exercise of stock options	39,267	—	263	—	—	—	—	263
Issuance of common stock from ESPP	145,053	—	996	—	—	—	—	996
Stock compensation	—	—	102	—	—	—	—	102
Amortization of deferred compensation	—	—	—	—	121	—	—	121
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(2,647)	(2,647)
Change in cumulative translation adjustments	—	—	—	—	—	(7)	—	(7)
Unrealized gain on investments	—	—	—	—	—	3	—	3

Total comprehensive loss								(2,651)

Balance at June 30, 2005	21,251,873	21	445,612	—	(37)	62	(227,087)	218,571
Exercise of stock options	180,433	1	1,959	—	—	—	—	1,960
Issuance of common stock from ESPP	90,931	—	803	—	—	—	—	803
Repurchase of common stock	(1,248)	—	—	(11)	—	—	—	(11)
Reclassification of deferred stock compensation balance	—	—	(37)	—	37	—	—	—
Stock compensation	—	—	2,672	—	—	—	—	2,672
Tax benefit arising from disqualifying dispositions of stock options	—	—	21	—	—	—	—	21
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,938	1,938
Change in cumulative translation adjustments	—	—	—	—	—	1,293	—	1,293
Unrealized loss on investments	—	—	—	—	—	(107)	—	(107)

Total comprehensive income								3,124

Balance at June 30, 2006	21,521,989	$22	$451,030	$(11)	$—	$1,248	$(225,149)	$227,140

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,938	$(2,647)	$(6,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,169	7,697	8,221
Amortization of intangible and other assets	217	185	56
Stock compensation expense	2,664	223	1,689
Amortization of premium on investments	241	955	394
Loss (gain) on sale or disposal of assets	458	96	(68)
In-process research and development	1,120	—	1,565
Impairment charge	—	322	—
Restructuring costs and other charges	(72)	—	—
Other	(10)	(8)	(3)
Change in assets and liabilities:
Accounts receivable	(6,024)	418	(2,829)
Inventories	(328)	(2,232)	(1,268)
Prepaid expenses and other current assets	(403)	(78)	(598)
Other assets	156	141	207
Accounts payable	487	(1,268)	102
Accrued liabilities and accrued restructuring costs	(830)	(1,433)	(1,572)

Net cash provided by (used in) operating activities	5,783	2,371	(545)

Cash flows from investing activities:
Purchases of available-for-sale investments	(46,030)	(99,072)	(113,508)
Sales and maturities of available-for-sale investments	63,266	113,450	148,279
Purchases of held-to-maturity investments	(77,285)	(48,000)	(79,275)
Maturities of held-to-maturity investments	37,000	10,000	24,000
Proceeds from sales of property and equipment	130	434	588
Purchase of property and equipment	(1,662)	(6,636)	(305)
Acquisition of businesses, net of cash acquired	(5,871)	(717)	404

Net cash used in investing activities	(30,452)	(30,541)	(19,817)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,763	1,259	4,019
Repurchase of common stock	(11)	—	—
Payments received on notes receivable	—	12	15
Repayment of capital lease obligations	—	(81)	(1,480)

Net cash provided by financing activities	2,752	1,190	2,554

Effect of exchange rate changes on cash	63	—	—
Net decrease in cash and cash equivalents	(21,854)	(26,980)	(17,808)
Cash and cash equivalents, beginning of year	29,710	56,690	74,498

Cash and cash equivalents, end of year	$7,856	$29,710	$56,690

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$25	$—	$—

Cash paid during the period for interest	$—	$6	$37

Supplemental non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$—	$—	$1,612

Unrealized (loss) gain on investments	$(107)	$3	$38

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

The Company was incorporated in California in September 1995, began selling its products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and its primary manufacturing facility and component and subsystem research and development resources are in Zhuhai, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

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

Fiscal Year

On January 1, 2001, the Company adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. July 2, 2006, July 3, 2005 and June 27, 2004 represent the Sunday closest to the period ending June 30, 2006, 2005 and 2004, respectively. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical year. Fiscal years 2006 and 2004 consisted of 52 weeks.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries, Accumux Technologies, Inc., Cayman Oplink Communications, Inc., F3 Inc., King Galaxy International Limited, Shanghai Oplink Communications, Inc. (“Shanghai”), Taiwan Oplink Communications, Inc., Zhuhai Free Trade Zone Oplink Communications, Inc. (“Zhuhai FTZ”), Zhuhai Free Trade Zone Oplink Optical Communications, Inc. (“Zhuhai”) and Oplink Macau Commercial Services Company Limited. (“Macau”). With respect to Macau, the Company and Joseph Liu, the President, Chief Executive Officer and a director of the Company, each hold one share in Macau pursuant to which the Company holds a voting interest of ninety-eight and three-fourths percent (98.75%) and Joseph Liu holds the remaining one and one-fourth percent (1.25%) voting interest. The ownership interests of minority investors are recorded as minority interests. Minority interests are reflected in non-current liabilities on the consolidated balance sheets and interest and other income, net on the consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $107,000 and $434,000 at June 30, 2006 and 2005, respectively.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency translations

The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation and foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and are immaterial for all periods presented.

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Short-term investments are reported at their fair market value based on quoted market prices.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2006	2005	2004

Customer A	21%	16%	*
Customer B	12%	26%	21%
Customer C	*	*	20%
Customer D	*	*	14%

*	Less than 10%.

At June 30, 2006, three customers accounted for 28%, 12% and 11% of total accounts receivable, respectively. At June 30, 2005, one customer accounted for 33% of total accounts receivable.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. The Company noted impairment indicators during the fourth quarter of fiscal 2005 that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumx Technologies, Inc. and Gigabit Optics Corporation in fiscal 2004 may not be recoverable and performed an impairment review. As a result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value of the intangible assets was determined based on discounted future cash flows.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of technology, trade name and customer relationships. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from three years to four years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

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

Research and development costs

Research and development expenses consist primarily of salaries including stock compensation expense and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of the Company’s products. Research and development costs are charged to operations as incurred.

Stock compensation

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock compensation for the years ended June 30, 2005 and 2004 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.

The pro-forma information for the years ended June 30, 2005 and 2004 was as follows (in thousands, except per share data):

	Years Ended
	June 30,
	2005	2004

Net loss as reported	$(2,647)	$(6,441)
Stock-based employee compensation expense included in reported net loss	144	1,689
Pro forma stock compensation expense computed under the fair value method for all awards	(3,198)	(6,415)

Pro forma net loss	$(5,701)	$(11,167)

Basic and diluted net loss per share, as reported	$(0.13)	$(0.31)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.54)

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the year ended June 30, 2006 was as follows (in thousands, except per share data):

Year Ended
June 30,
2006

Stock-based compensation expense by type of award:
Employee stock options	$2,227
Employee stock purchase plan	445
Net change of amounts capitalized as inventory	(8)

Total stock-based compensation	2,664
Tax effect on stock-based compensation	—

Net effect on net loss	$2,664

Effect on net income (loss) per share:
Basic	$(0.12)

Diluted	$(0.12)

The Company’s unearned stock compensation balance of $37,000 as of June 30, 2005, which was accounted for under APB 25, was reclassified into additional paid-in-capital upon the adoption of SFAS No. 123(R). As of July 1, 2005, the Company had an unrecorded deferred stock compensation balance related to stock options of approximately $5.3 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 12% for its options. Accordingly, as of July 1, 2005, the Company estimated that the stock compensation for the awards not expected to vest was approximately $1.2 million, and therefore, the unrecorded deferred stock compensation balance related to stock options was adjusted to approximately $4.1 million after estimated forfeitures.

During the year ended June 30, 2006, the Company granted 1,075,567 stock options with an estimated total grant-date fair value of $8,734,000. The Company estimated that the stock compensation for the awards granted in the year ended June 30, 2006 not expected to vest was $2.5 million. During the year ended June 30, 2006, the Company recorded stock compensation related to stock options of $2,227,000.

As of June 30, 2006, the unrecorded deferred stock compensation balance related to stock options was $8.6 million and will be recognized over an estimated weighted average amortization period of 3.2 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2006. The Company elected not to capitalize any stock compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended June 30,
	2006	2005	2004

Risk-free interest rate	4.73%	3.59%	3.32%
Expected term	4.7 years	4.0 years	4.0 years
Expected dividends	0%	0%	0%
Volatility	47%	54%	70%

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2006	2005	2004

Risk-free interest rate	4.44%	3.33%	1.98%
Expected term	1.3 years	2.0 years	2.0 years
Expected dividends	0%	0%	0%
Volatility	45%	52%	70%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of four of the Company’s competitors, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and the purchase rights and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options or the purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

post-vesting forfeitures of options by the Company’s employees. The expected term assumption for purchase rights is based on the average exercise date for the four purchase periods in each 24-month offering period.

The weighted-average fair value of the options granted under the stock option plans was $8.12, $5.04 and $8.05 per share for the years ended June 30, 2006, 2005 and 2004, respectively. The weighted-average fair value of the purchase rights under the Company’s employee stock purchase plan was $4.70, $5.04 and $4.34 per share for the years ended June 30, 2006, 2005 and 2004, respectively.

Equity Incentive Program

In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provide for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan and 1998 Plan, options to purchase 857,142 and 4,828,571 shares of common stock, respectively, were authorized for grant. These plans were terminated in October 2000 with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of 2,857,142 stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. The number of shares of common stock reserved for issuance will automatically be increased on each January 1, beginning on January 1, 2001, by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. Shares of common stock, which are covered by a stock option grant under the 1995 and 1998 Plan without having been exercised will be added to the reserve of the 2000 Plan. Over the ten-year term of the 2000 Plan, no more than 7,142,857 shares may be reserved for issuance pursuant to the exercise of incentive stock options.

The 2000 Equity Incentive Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to its non-employee directors. Beginning in 2001, on the day after the Company’s annual stockholders’ meeting, any person who is then a non-employee director and who is elected at such annual meeting will automatically be granted an option to purchase 10,285 shares of common stock. These grants will vest on a monthly basis over a three-year period. Any non-employee director who is elected or appointed to the board during a three-year term will automatically be granted an option to purchase a pro rata portion of shares based on the number of months remaining in the term.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2003	5,509,959	2,922,945	$15.1193
Options granted	(678,100)	678,100	14.7826
Options exercised	—	(539,871)	5.9745
Options canceled	233,413	(233,413)	24.1297

Balance, June 30, 2004	5,065,272	2,827,761	15.8655
Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481
Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired(1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	$15.2351

(1)	The Company’s 1995 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding at June 30, 2006				Options Vested and Exercisable at June 30, 2006
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
		(In years)		(In thousand)		(In years)		(In thousand)

$ 0.0001 - $ 2.0000	84,159	1.0	$0.2050	$1,524	84,159	1.0	$0.2050	$1,524
$ 4.0001 - $ 5.0000	882,779	6.2	4.6227	12,083	823,255	6.2	4.6214	11,269
$ 5.0001 - $ 10.0000	121,019	5.6	7.9274	1,256	118,430	5.5	7.9192	1,231
$10.0001 - $ 11.0000	393,677	8.8	10.2450	3,175	81,304	8.5	10.1324	665
$12.0001 - $ 13.0000	356,685	8.6	12.3228	2,136	81,386	7.4	12.6029	464
$13.0001 - $ 15.0000	230,009	7.2	13.5297	1,100	151,721	7.0	13.5299	725
$15.0001 - $ 17.0000	89,047	5.3	15.7263	230	80,761	4.8	15.6377	216
$17.0001 - $ 19.0000	402,250	6.2	18.0217	165	292,618	5.1	17.8778	134
$20.0001 - $ 21.0000	700,000	9.9	20.2500	—	—	—	—	—
$28.0001 - $ 37.0000	299,650	4.1	35.5272	—	299,650	4.1	35.5272	—
$42.0001 - $140.0000	82,054	4.2	65.9050	—	82,054	4.2	65.9050	—

	3,641,329	7.1	$15.2351	$21,669	2,095,338	5.6	$14.8949	$16,228

Vested and expected to vest	3,363,744	0.6	$15.1001	$20,953

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2005 and 2004, options to purchase 1,999,035 shares and 1,561,328 shares at weighted average exercise prices of $16.76 and $19.91 per share were vested and exercisable, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.31 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1,592,923. The total intrinsic value of options exercised during the years ended June 30, 2006, 2005 and 2004 was $1.1 million, $188,000, and $5.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2006, 2005 and 2004 was approximately $2.0 million, $263,000 and $3.2 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the year ended June 30, 2006 was $445,000. 90,931, 145,053 and 143,586 shares were purchased under the employee stock purchase plan during the years ended June 30, 2006, 2005 and 2004, respectively.

The number of shares reserved for issuance under the Company’s employee stock purchase plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan. At June 30, 2006, a total of 682,446 shares were reserved and available for issuance under this plan.

Derivative financial instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. The Company has not entered into any derivative financial instrument contracts.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and unrealized gains and losses on investments, net of taxes. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS NO. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Years Ended June 30,
	2006	2005	2004

Numerator:
Net income (loss)	$1,938	$(2,647)	$(6,441)

Denominator:
Weighted average shares outstanding — basic	21,353	21,153	20,783
Effect of dilutive potential shares	831	—	—

Weighted average shares outstanding — diluted	22,184	21,153	20,783

Net income (loss) per share — basic	$0.09	$(0.13)	$(0.31)

Net income (loss) per share — diluted	$0.09	$(0.13)	$(0.31)

Antidilutive stock options not included in net income (loss) per share calculation	2,184	3,063	2,828

Recently issued accounting standards

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

Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The Company invested $24.1 million and $55.9 million in auction rate securities at June 30, 2006 and 2005, respectively. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion with the intent of meeting the Company’s short-term working capital requirements. Investments in auction rate securities are classified as “available for sale” and are reported at fair value in the Company’s consolidated balance sheets.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term and long-term investments at June 30, 2006 and 2005 consist of the following (in thousands):

	June 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$390	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	43,618	43,677	1	(180)	43,498
United States government agencies	54,987	55,001	—	(440)	54,561

Total short-term investments	117,395	117,468	1	(620)	116,849

Long-term investments:
Corporate securities	3,029	3,029	—	(7)	3,022
United States government agencies	60,000	60,000	—	(525)	59,475

Total long-term investments	63,029	63,029	—	(532)	62,497

Total investments	$180,424	$180,497	$1	$(1,152)	$179,346

	June 30, 2005
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Obligations of states and political subdivisions	$46,400	$46,400	$—	$—	$46,400
U.S. corporate securities	27,296	27,317	—	(29)	27,288
United States government agencies	22,000	22,000	—	(192)	21,808

Total short-term investments	95,696	95,717	—	(221)	95,496

Long-term investments:
U.S. corporate securities	5,719	5,719	—	(126)	5,593
United States government agencies	55,008	55,008	2	(339)	54,671

Total long-term investments	60,727	60,727	2	(465)	60,264

Total investments	$156,423	$156,444	$2	$(686)	$155,760

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2006 and June 30, 2005 are presented in the following tables (in thousands):

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	23,867	1	(60)	23,808
United States government agencies	5,000	—	(14)	4,986

Total available-for-sale investments	47,657	1	(74)	47,584

Held-to-maturity investments:
Corporate securities	22,839	—	(127)	22,712
United States government agencies	110,001	—	(951)	109,050

Total held-to-maturity investments	132,840	—	(1,078)	131,762

Total investments	$180,497	$1	$(1,152)	$179,346

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Obligations of states and political subdivisions	$46,400	$—	$—	$46,400
U.S. corporate securities	17,296	—	(21)	17,275

Total available-for-sale investments	63,696	—	(21)	63,675

Held-to-maturity investments:
U.S. corporate securities	15,740	—	(134)	15,606
United States government agencies	77,008	2	(531)	76,479

Total held-to-maturity investments	92,748	2	(665)	92,085

Total investments	$156,444	$2	$(686)	$155,760

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2006, 2005 and 2004. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following tables provide a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2006 and 2005 (in thousands):

	June 30, 2006
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
Corporate securities	$17,929	$(60)	$—	$—	$17,929	$(60)
United States government agencies	4,986	(14)	—	—	4,986	(14)

Total available-for-sale investments:	22,915	(74)	—	—	22,915	(74)
Held-to-maturity investments:
Corporate securities	17,189	(66)	5,523	(61)	22,712	(127)
United States government agencies	54,544	(457)	54,506	(494)	109,050	(951)

Total held-to-maturity investments	71,733	(523)	60,029	(555)	131,762	(1,078)

Total investments in loss position	$94,648	$(597)	$60,029	$(555)	$154,677	$(1,152)

	June 30, 2005
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
U.S. corporate securities	$7,825	$(21)	$—	$—	$7,825	$(21)

Held-to-maturity investments:
U.S. corporate securities	4,999	(1)	10,607	(133)	15,606	(134)
United States government agencies	49,669	(339)	21,808	(192)	71,477	(531)

Total held-to-maturity investments	54,668	(340)	32,415	(325)	87,083	(665)

Total investments in loss position	$62,493	$(361)	$32,415	$(325)	$94,908	$(686)

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2006 and 2005, by contractual maturities, are shown below (in thousands):

	June 30, 2006		June 30, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$28,357	$28,284	$12,596	$12,575
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	19,300	19,300	51,100	51,100

Total available-for-sale investments	47,657	47,584	63,696	63,675

Held-to-maturity investments:
Due in one year or less	69,811	69,265	32,021	31,821
Due in one year to five years	63,029	62,497	60,727	60,264

Total held-to-maturity investments	132,840	131,762	92,748	92,085

Total investments	$180,497	$179,346	$156,444	$155,760

The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $10,000 and $65,000 as of June 30, 2006 and 2005, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — RESTRUCTURING COSTS AND OTHER CHARGES

A summary of the restructuring charges accrued in fiscal 2004, 2005 and 2006 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2003	$176	$4,314	$4,490
Less: accrued restructuring costs, current			3,018

Accrued restructuring costs, non current			$1,472

Additional restructuring charge in the fourth quarter of fiscal 2004	—	452	452
Adjustment	99	(99)	—
Cash payments	(275)	(2,768)	(3,043)

Balance at June 30, 2004	—	1,899	$1,899
Less: accrued restructuring costs, current			1,795

Accrued restructuring costs, non current			$104

Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	$63

Cash payments	—	(63)	(63)

Balance at June 30, 2006	$—	$—	$—

The Company recorded a benefit in the amount of $72,000 in fiscal 2006 as a result of the settlement with the landlord of one of its facilities in China. The Company did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005.

During fiscal 2004, the Company increased the restructuring liabilities related to consolidation of excess facilities and other charges by a total of $452,000, which was recorded during the fourth quarter of fiscal 2004, due to changes in real estate market conditions.

NOTE 5 — ACQUISITIONS

Acquisitions in fiscal 2006

In November 2005, the Company acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for the Company’s Shanghai operation’s networking software solution capability to address the Skype Voice over IP and IM market. The Company anticipates through this natural progression to be able to participate in an additional segment of the telecom market and hopes to thereby diversify its product offering and participate in a segment that has higher growth potential than the Company’s current telecom products. The purchase price was comprised of $4.6 million in cash and approximately $40,000 in transaction costs. The Company purchased the shares directly from the F3 shareholders. The outstanding shares that the Company did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the consolidated financial statements since the acquisition date.

In January 2006, the Company entered into a definitive agreement to purchase fixed assets, inventories and certain intangible assets of Fibercom Optics Communication Corp. (“Fibercom”) for $2.0 million in cash and

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $16,000 in transaction costs. Fibercom is a passive component and connector manufacturer based in Taiwan. The Company paid $1.5 million in fiscal 2006 and the remaining $500,000 is subject to an escrow to secure the Company against Fibercom’s breach of representations and warranties.

The acquisitions of F3 and Fibercom were accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of the acquisition. A summary of the acquisitions is as follows (in thousands):

	F3	Fibercom

Cash	$4,615	$2,000
Transaction costs	40	16

Purchase price	4,655	2,016
Liabilities assumed	800	—

Total purchase price and liabilities assumed	$5,455	$2,016

Assets acquired:
Cash and cash equivalents	$279	$—
Short-term investments	1,198	—
Other current assets	246	218
Fixed assets	338	1,568
Other non-current assets	593	—
In-process research and development	1,120	—
Customer relationships	163	90
Trade name	163	—
Technology	871	50
Goodwill	484	90

Total	$5,455	$2,016

The in-process research and development (“IP R&D”) in connection with the acquisition of F3 consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (“VoIP”) or instant messaging (“VoIM”) through the regular office and household corded or cordless call devices.

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

The developed technology acquired from F3, which was comprised of products that have reached technological feasibility, primarily is communication IC chipsets developed for various aspects of Ethernet applications in the first-mile of community area access networks. The developed technology acquired from Fibercom primarily is fusion coupler products, micro optics package and jumper interconnection products. The Company amortizes the developed technologies on a straight-line basis over an estimated life of four years.

The purchase price for F3 and Fibercom resulted in the recognition of goodwill. The primary factors contributing to the recognition of goodwill for the F3 acquisition included access to a workforce with technical

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expertise, a deeper penetration of the Company’s customer base with a new portfolio of telecom products and access to F3 customers with the Company’s existing portfolio of telecom products. The primary factor contributing to the recognition of goodwill for the Fibercom acquisition was access to a workforce with technical expertise.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the F3 and Fibercom acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended June 30,
	2006	2005	2004

Net revenues	$58,648	$37,467	$38,152
Net income (loss)	$820	$(4,744)	$(8,571)
Net income (loss) per share:
Basic	$0.04	$(0.22)	$(0.41)

Diluted	$0.04	$(0.22)	$(0.41)

Shares used in per share calculation:
Basic	21,353	21,153	20,783

Diluted	22,184	21,153	20,783

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if the Company and F3 and Fibercom had been a consolidated entity during the periods presented.

The Company allocated the purchase price of F3 and Fibercom to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company engaged independent third-party appraisal firms to assist in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Acquisitions in fiscal 2004

On November 3, 2003, the Company acquired substantially all the assets of RedClover Networks, Inc. (“RedClover”), an early-stage private company that designed and manufactured broadband optical interface products for access, storage, metro and long-haul networks. The purchase price was comprised of $250,000 in cash and $70,000 in transaction costs. In addition, the Company spent $1,135,000 in cash to settle liabilities assumed in connection with the acquisition of RedClover. The Company paid $150,000 upon the closing of the acquisition and $67,000 in the fiscal year ended June 30, 2005. The RedClover acquisition was accounted for under the purchase method of accounting.

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

The IP R&D in connection with the acquisition of RedClover consisted of a single channel transponder which is being designed to provide 10 gigabyte per second (“Gb/s”) ethernet physical transceiver layer for local area network applications, and a narrowly tunable transponder which is being designed to combine the functionality of a standard SFI-4 compliant electrical interface, 10 Gb/s optical interface, tunable laser, and adaptive receiver with embedded ultra-compact dispersion compensation in a single intelligent sub-system module for optical networks.

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

The value of the IP R&D was determined by estimating the net cash flows from the anticipated sale of the products resulting from the completion of the respective research and development projects, reduced by the portion of the net cash flows from the revenue attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate ranging from 35% to 45%. At the time of the acquisitions, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisitions of RedClover, Accumux and Gigabit was $861,000, $251,000 and $453,000, respectively, and was charged to expense at the time of each respective acquisition.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired developed technology from Gigabit, which was comprised of products that are technologically feasible, primarily including first generation micro-optical assemblies, MicroMux and PatchMux. The Company amortized the developed technology on a straight-line basis over an estimated life of three years.

The results of operations of the RedClover, Accumux and Gigabit acquisitions have been included in the results of the Company from the dates of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

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

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents details of the intangible assets acquired in connection with the acquisitions of F3 and Fibercom in fiscal 2006 (in thousands):

	Estimated	Gross	Accumulated
June 30, 2006	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$921	$145	$776
Trade name	3	163	36	127
Customer relationships	3	253	36	217

Total		$1,337	$217	$1,120

The following table presents details of the amortization expense of intangible and other assets as reported in the consolidated statements of operations (in thousands):

	Years Ended June 30,
Reported as:	2006	2005	2004

Cost of revenues	$145	$—	$—
Operating expenses	72	185	56

Total	$217	$185	$56

The future amortization of intangible assets is as follows (in thousands):

Fiscal Years Ending June 30,	Amount

2007	$369
2008	369
2009	297
2010	85

$1,120

Goodwill of $574,000 was recorded as a result of the acquisitions of F3 and Fibercom during the year ended June 30, 2006.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2006	2005

Accounts receivable, net:
Accounts receivable	$13,547	$7,271
Less: Allowance for doubtful accounts	(178)	(144)

	$13,369	$7,127

Prepaid expenses and other assets:
Prepaid expenses	$2,435	$1,970
Assets held for sale	—	460

	$2,435	$2,430

Inventories, net:
Raw materials	$11,108	$11,895
Work-in-process	5,640	4,656
Finished goods	309	1,285

	17,057	17,836
Less: Reserves for excess and obsolete inventory	(9,104)	(10,837)

	$7,953	$6,999

Property, plant and equipment, net:
Production and engineering equipment	$32,277	$31,153
Computer hardware and software	6,464	6,207
Building and leasehold improvements	15,151	14,708
Land	1,949	1,949

	55,841	54,017
Less: Accumulated depreciation and amortization	(32,398)	(28,720)

	$23,443	$25,297

Accrued liabilities:
Payroll and related expenses	$1,489	$1,175
Accrued sales commission	469	325
Accrued warranty	405	560
Accrued restructuring costs	—	63
Accrued professional fees	975	1,062
Remaining amounts payable for acquisitions	510	33
Other	2,368	2,826

	$6,216	$6,044

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — ACCRUED WARRANTY

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 7, is as follows (in thousands):

Balance at June 30, 2004	$700
Accruals for warranties issued during the year	477
Adjustments related to pre-existing warranties including expirations and changes in estimates	(200)
Cost of warranty repair	(417)

Balance at June 30, 2005	560
Accruals for warranties issued during the year	242
Adjustments related to pre-existing warranties including expirations and changes in estimates	(168)
Cost of warranty repair	(229)

Balance at June 30, 2006	$405

NOTE 9 — INCOME TAXES

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $1,899,000 for the year ended June 30, 2006 and non-U.S. loss of approximately $3,651,000 and $3,269,000 for the years ended June 30, 2005 and 2004, respectively. The Company recorded a current tax provision of $73,000 for the year ended June 30, 2006. No current or deferred provision has been provided in the years ended June 30, 2005 and 2004 due to the Company’s tax loss position.

Years Ended June 30,
	2006	2005	2004

Current tax expense:
Federal	$73	$—	$—
State	—	—	—
Foreign	—	—	—

	$73	$—	$—

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liability) consist of the following (in thousands):

	June 30,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$40,095	$42,372
Accruals and reserves	5,115	8,305
Research and development credit carryforwards	4,693	4,727

Gross deferred tax assets	49,903	55,404
Valuation allowance	(49,513)	(55,404)

Net deferred tax assets	390	—
Deferred tax liability:
Deferred tax liability arising from acquired intangible assets	(390)	—

Total net deferred tax assets/liability	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,
	2006	2005	2004

Tax at federal statutory rate	34%	(34)%	(34)%
State, net of federal benefit	0	15	19
Research credit carryforward	(1)	(1)	1
Stock compensation	28	2	10
In-process research and development	19	—	1
Foreign rate differences	(32)	47	19
Change in valuation allowance	(47)	(29)	(15)
Other	3	—	(1)

Effective tax rate	4%	—%	—%

Based on the available objective evidence at June 30, 2006, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. Included in the June 30, 2006 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes. The valuation allowance decreased by $5.9 million, $1.0 million and $6.2 million in fiscal 2006, 2005 and 2004, respectively.

At June 30, 2006, the Company had approximately $107.5 million of federal and $52.9 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. The Company may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses.

The federal net operating loss carryforwards will expire through 2026 and the California net operating loss carryforwards will expire through 2016.

As of June 30, 2006, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $2.0 million and $2.1 million, respectively, available to reduce future income subject to income taxes. The Company also has California Manufacturing Credit

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards of $1.4 million. The federal research and development tax credit carryforwards will expire through 2026. The California research and development credit carries forward indefinitely.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continues for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years.

NOTE 10 — STOCKHOLDER’S EQUITY

Authorized shares

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 400,000,000 shares of common stock.

The Company is authorized to issue 20,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2006 and 2005. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Purchase Rights Plan

On March 18, 2002, the Board of Directors of Oplink approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of Oplink. The dividend was paid on April 3, 2002 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $112.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink’s common stock (a “15% holder”) or 10 business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a 15% holder.

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

Repurchase of Common Stock

On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s Common Stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s Common Stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company repurchased $11,000 worth of its common stock during fiscal 2006. As of June 30, 2006, repurchases of $35.2 million have been made under the repurchase program.

NOTE 11 — RELATED PARTY TRANSACTIONS

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

Loan to Officers

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2004. The promissory note also provided for the acceleration of its maturity date upon the termination of the executive officer’s employment with Oplink. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. The note is recorded as a component of other assets on the consolidated balance sheets. As of June 30, 2006 and 2005, the outstanding balance was approximately $230,000.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and is now due and payable in four equal installments, one every six months from the date of new employment by the former executive officer. As of June 30, 2006 and 2005, the outstanding balance of the note receivable from this former executive officer including accrued interest was approximately $29,000 and $27,000, respectively, and is recorded as a component of other assets on the consolidated balance sheets.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2006 was $5,957,000, of which $5,943,000 are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2007	$333
2008	264
2009	43

$640

Rent expense for all operating leases was approximately $353,000, $627,000 and $622,000 in fiscal 2006, 2005 and 2004, respectively.

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

In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to the amount remaining under the deductible of $1.0 million of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

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

NOTE 13 — SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004

Revenues:
United States	$14,750	$5,323	$3,534
Europe	14,020	6,905	6,063
Asia	18,636	11,255	8,998
Canada	7,440	10,872	15,733

Totals	$54,846	$34,355	$34,328

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2006	2005

United States	$5,604	$7,037
People’s Republic of China	17,839	18,260

Totals	$23,443	$25,297

NOTE 14 — 401(K) PLAN

In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate beginning three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 26, 2004, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the year ended June 30, 2004. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
August 26, 2004

Schedule II

Oplink Communications, Inc.

Valuation and Qualifying Accounts
For the Years ended June 30, 2006, 2005 and 2004

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions(1)	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended June 30, 2006	$144	$87	$53	$178
Year Ended June 30, 2005	$441	$(147)	$150	$144
Year Ended June 30, 2004	$598	$22	$179	$441
Inventory reserve
Year Ended June 30, 2006	$10,837	$608	$2,341	$9,104
Year Ended June 30, 2005	$13,858	$551	$3,572	$10,837
Year Ended June 30, 2004	$18,442	$303	$4,887	$13,858
Accrued restructuring costs
Year Ended June 30, 2006	$63	$—	$63	$—
Year Ended June 30, 2005	$1,899	$—	$1,836	$63
Year Ended June 30, 2004	$4,490	$452	$3,043	$1,899
Product returns
Year Ended June 30, 2006	$390	$(150)	$—	$240
Year Ended June 30, 2005	$332	$58	$—	$390
Year Ended June 30, 2004	$200	$132	$—	$332

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

INDEX TO EXHIBITS

Exhibit No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(1)	Bylaws of Oplink.
3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3	.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4	.1(1) (2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10	.8(1)(5)	Oplink’s 1995 Stock Plan.
10	.9(1)(5)	Oplink’s 1998 Stock Plan.
10	.10(1)(5)	Oplink Form of Indemnity Agreement.
10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
10	.30(8)	Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.
10	.31(8)	Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 23, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.