Form 10-Q
period 2006-10-01
OPLINK COMMUNICATIONS INC
filed 2006-11-13
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock outstanding as of October 31, 2006 was 22,045,045.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2006	2006
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$13,798	$7,856
Short-term investments	115,724	117,395
Accounts receivable, net	16,295	13,369
Inventories, net	10,504	7,953
Prepaid expenses and other current assets	4,283	2,435

Total current assets	160,604	149,008
Long-term investments	61,991	63,029
Property, plant and equipment, net	22,707	23,443
Goodwill and intangible assets, net	1,601	1,694
Other assets	455	781

Total assets	$247,358	$237,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,153	$4,516
Accrued liabilities	6,329	6,216

Total current liabilities	14,482	10,732
Non-current liabilities	88	83

Total liabilities	14,570	10,815

Contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 21,672,335 and 21,521,989 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively	22	22
Additional paid-in capital	453,710	451,030
Treasury stock, at cost (1,248 shares as of September 30, 2006 and June 30, 2006)	(11)	(11)
Accumulated other comprehensive income	1,461	1,248
Accumulated deficit	(222,394)	(225,149)

Total stockholders’ equity	232,788	227,140

Total liabilities and stockholders’ equity	$247,358	$237,955

(1)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenues	$19,714	$10,683

Cost of revenues:
Cost of revenues	13,491	8,058
Stock compensation expense	65	55

Total cost of revenues	13,556	8,113

Gross profit	6,158	2,570

Operating expenses:
Research and development:
Research and development	1,571	1,488
Stock compensation expense	129	153

Total research and development	1,700	1,641

Sales and marketing:
Sales and marketing	1,382	885
Stock compensation expense	158	142

Total sales and marketing	1,540	1,027

General and administrative:
General and administrative	1,499	1,636
Stock compensation expense	722	247

Total general and administrative	2,221	1,883

Amortization of intangible and other assets	35	—

Total operating expenses	5,496	4,551

Income (loss) from operations	662	(1,981)
Interest and other income, net	2,173	1,560
Gain (loss) on sale of assets	2	(19)

Income (loss) before provision for income taxes	2,837	(440)
Provision for income taxes	82	—

Net income (loss)	$2,755	$(440)

Net income (loss) per share:
Basic	$0.13	$(0.02)

Diluted	$0.12	$(0.02)

Shares used in per share calculation:
Basic	21,557	21,274

Diluted	22,552	21,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,755	$(440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,173	1,937
Amortization of intangible and other assets	93	—
Stock compensation expense	1,074	597
Amortization of premium on investments	82	56
Gain (loss) on sale or disposal of assets	(2)	19
Other	(13)	(1)
Change in assets and liabilities:
Accounts receivable	(2,899)	(293)
Inventories	(2,494)	(455)
Prepaid expenses and other current assets	(1,846)	18
Other assets	313	5
Accounts payable	3,637	795
Accrued liabilities	130	(453)

Net cash provided by operating activities	2,003	1,785

Cash flows from investing activities:
Purchases of available-for-sale investments	(15,112)	(9,966)
Sales and maturities of available-for-sale investments	12,198	6,600
Purchases of held-to-maturity investments	(16,990)	(15,000)
Maturities of held-to-maturity investments	22,540	20,000
Proceeds from sales of property and equipment	9	5
Purchases of property and equipment	(312)	(472)

Net cash provided by investing activities	2,333	1,167

Cash flows from financing activities:
Proceeds from issuance of common stock	1,606	199

Net cash provided by financing activities	1,606	199

Effect of exchange rate changes on cash	—	36

Net increase in cash and cash equivalents	5,942	3,187

Cash and cash equivalents, beginning of period	7,856	29,710

Cash and cash equivalents, end of period	$13,798	$32,897

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2006, the results of its operations for the three-month periods ended September 30, 2006 and 2005 and its cash flows for the three-month periods ended September 30, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 1, 2006 and October 2, 2005 represent the Sunday closest to the period ended September 30, 2006 and 2005, respectively. Fiscal 2007 and fiscal 2006 are 52-week fiscal years.
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

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Net income (loss)	$2,755	$(440)

Denominator:
Weighted average shares outstanding — basic	21,557	21,274
Effect of dilutive potential common shares	995	—

Weighted average shares outstanding — diluted	22,552	21,274

Net income (loss) per share — basic	$0.13	$(0.02)

Net income (loss) per share — diluted	$0.12	$(0.02)

Antidilutive stock options not included in net income (loss) per share calculation	1,595	3,014

4. Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources,

including foreign currency translation adjustments which include foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and unrealized gains and losses on investments.
     The reconciliation of net income (loss) to comprehensive income for the three months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net income (loss)	$2,755	$(440)
Unrealized gain (loss) on investments	37	(28)
Change in cumulative translation adjustments	176	824

Total comprehensive income	$2,968	$356

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

     Short-term and long-term investments at September 30 and June 30, 2006 consist of the following (in thousands):

	September 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$440	$440	$—	$—	$440
Obligations of states and political subdivisions	12,200	12,200	—	—	12,200
Corporate securities	50,085	50,110	10	(37)	50,083
United States government agencies	52,999	53,000	—	(306)	52,694

Total short-term investments	115,724	115,750	10	(343)	115,417

Long-term investments:
Corporate securities	1,991	1,991	1	—	1,992
United States government agencies	60,000	60,000	3	(105)	59,898

Total long-term investments	61,991	61,991	4	(105)	61,890

Total investments	$177,715	$177,741	$14	$(448)	$177,307

	June 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$390	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	43,618	43,677	1	(180)	43,498
United States government agencies	54,987	55,001	—	(440)	54,561

Total short-term investments	117,395	117,468	1	(620)	116,849

Long-term investments:
Corporate securities	3,029	3,029	—	(7)	3,022
United States government agencies	60,000	60,000	—	(525)	59,475

Total long-term investments	63,029	63,029	—	(532)	62,497

Total investments	$180,424	$180,497	$1	$(1,152)	$179,346

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30 and June 30, 2006 are presented in the following tables (in thousands):

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$440	$—	$—	$440
Obligations of states and political subdivisions	12,200	—	—	12,200
Corporate securities	32,921	1	(26)	32,896
United States government agencies	5,000	—	(1)	4,999

Total available-for-sale investments	50,561	1	(27)	50,535

Held-to-maturity investments:
Corporate securities	19,180	10	(11)	19,179
United States government agencies	108,000	3	(410)	107,593

Total held-to-maturity investments	127,180	13	(421)	126,772

Total investments	$177,741	$14	$(448)	$177,307

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	23,867	1	(60)	23,808
United States government agencies	5,000	—	(14)	4,986

Total available-for-sale investments	47,657	1	(74)	47,584

Held-to-maturity investments:
Corporate securities	22,839	—	(127)	22,712
United States government agencies	110,001	—	(951)	109,050

Total held-to-maturity investments	132,840	—	(1,078)	131,762

Total investments	$180,497	$1	$(1,152)	$179,346

     There was no gross realized gain (loss) on sales of available-for-sale securities in the three months ended September 30, 2006. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2006 (in thousands):

	September 30, 2006
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$14,356	$(26)	$—	$—	$14,356	$(26)
United States government agencies	4,999	(1)	—	—	4,999	(1)

Total available-for-sale investments:	19,355	(27)	—	—	19,355	(27)

Held-to-maturity investments:
Corporate securities	5,051	(11)	—	—	5,051	(11)
United States government agencies	39,920	(80)	52,670	(330)	92,590	(410)

Total held-to-maturity investments	44,971	(91)	52,670	(330)	97,641	(421)

Total investments in loss position	$64,326	$(118)	$52,670	$(330)	$116,996	$(448)

     The amortized cost and estimated fair value of debt securities at September 30 and June 30, 2006 by contractual maturities, are shown below (in thousands):

	September 30, 2006		June 30, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$28,461	$28,435	$28,357	$28,284
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	22,100	22,100	19,300	19,300

Total available-for-sale investments	50,561	50,535	47,657	47,584

Held-to-maturity investments:
Due in one year or less	65,189	64,882	69,811	69,265
Due in one year to five years	61,991	61,890	63,029	62,497

Total held-to-maturity investments	127,180	126,772	132,840	131,762

Total investments	$177,741	$177,307	$180,497	$179,346

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $0 and $10,000 as of September 30, 2006 and June 30, 2006, respectively.
6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	September 30,	June 30,
	2006	2006
Inventories, net:
Raw materials	$6,960	$5,588
Work-in-process	3,478	2,365
Finished goods	66	—

Total	$10,504	$7,953

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	September 30,	June 30,
	2006	2006
Property, plant and equipment:
Production and engineering equipment	$31,894	$32,277
Computer equipment and software	6,491	6,464
Building and building improvements	15,220	15,151
Land	1,949	1,949

Sub-total	55,554	55,841
Less: Accumulated depreciation and amortization	(32,847)	(32,398)

Total	$22,707	$23,443

8. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of F3 Inc. and Fibercom Optics Communications Corp in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2006	(in Years)	Amount	Amortization	Net
Technology	4	$921	$203	$718
Trade name	3	163	50	113
Customer relationships	3	253	57	196

Total		$1,337	$310	$1,027

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2006	(in Years)	Amount	Amortization	Net
Technology	4	$921	$145	$776
Trade name	3	163	36	127
Customer relationships	3	253	36	217

Total		$1,337	$217	$1,120

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
Reported as:	2006	2005
Cost of revenues	$58	$—
Operating expenses	35	—

Total	$93	$—

     The future amortization of intangible assets is as follows (in thousands ):

Fiscal years ending June 30,	Amount
2007	$277
2008	368
2009	297
2010	85

$1,027

     At September 30, 2006 and June 30, 2006, the Company had goodwill of $574,000.

9. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2006	2006
Accrued liabilities:
Payroll and related expenses	$1,517	$1,489
Accrued sales commission	516	469
Accrued warranty	422	405
Accrued professional fees	702	975
Remaining amounts payable for acquisitions	504	510
Other	2,668	2,368

Total	$6,329	$6,216

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Balance at the beginning of the period	$405	$560

Accruals for warranties issued during the period	34	100

Accruals related to pre-existing warranties including expirations and changes in estimates	36	—

Cost of warranty repair	(53)	(53)

Balance at the end of the period	$422	$607

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

     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the three months ended September 30, 2006 and 2005 was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2006	2005
Stock-based compensation expense by type of award:
Employee stock options	$1,002	$481
Employee stock purchase plan	72	130
Net change of amounts capitalized as inventory	—	(14)

Total stock-based compensation	1,074	597
Tax effect on stock-based compensation	—	—

Net effect on net loss	$1,074	$597

Effect on net income (loss) per share:
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

     During the three months ended September 30, 2006, the Company granted 252,815 stock options with an estimated total grant-date fair value of $1,936,000. The Company estimated that the stock compensation for the awards granted in the three months ended September 30, 2006 not expected to vest was $435,000. During the three month ended September 30, 2006, the Company recorded stock compensation related to stock options of $1,002,000.
     As of September 30, 2006, the unrecorded deferred stock compensation balance related to stock options was $9.2 million and will be recognized over an estimated weighted average amortization period of 3.2 years. Approximately $8,000 of stock compensation was capitalized as inventory at September 30, 2006. The Company elected not to capitalize any stock compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.
Valuation Assumptions
     The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.83%	4.07%
Expected term	4.8 years	4.5 years
Expected dividends	0%	0%
Volatility	48%	48%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of four of the Company’s competitors, the downward trend in volatility over the last four years, the expected flattening of future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.
     The weighted-average fair value of the options granted under the stock option plans was $7.66 and $4.85 per share for the three months ended September 30, 2006 and 2005, respectively. No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2005 and 2006.
Equity Incentive Program
     In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of September 30, 2006, 2,857,142 shares of common stock were reserved for issuance under the 2000 Plan. The number of shares of common stock reserved for issuance is automatically increased on January 1 of each year, by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. The Board of Directors elected not to increase the number of authorized shares under the 2000 Plan for each of fiscal 2004, 2005 and 2006. Over the ten-year term of the 2000 Plan, no more than 7,142,857 shares may be reserved for issuance pursuant to the exercise of incentive stock options.
     The 2000 Equity Incentive Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to its non-employee directors. Beginning in 2001, on the day of each annual meeting of stockholders, any person who is then a non-employee director and who is elected at such annual meeting will automatically be granted an option to purchase 10,285 shares of common stock. These grants will vest on a monthly basis over a three-year period. Any non-employee director who is elected or appointed to the board during a three-year term will automatically be granted an option to purchase a pro rata portion of shares based on the number of months remaining in the term.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price
Balance, June 30, 2004	5,065,272	2,827,761	$15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired (1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	15.2351

Options granted	(252,815)	252,815	15.9636
Options exercised	—	(150,346)	10.6805
Options canceled	33,377	(33,377)	14.4972

Balance, September 30, 2006	3,806,729	3,710,421	$15.4720

(1)	These shares were originally available for grant under the Company’s 1995 Stock Option Plan, which expired in 2005, ten years after its adoption.

     The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at September 30, 2006				at September 30, 2006
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousand)	Outstanding	(in Years)	Price	(in thousand)
$0.0001 - $2.0000	69,159	0.9	$0.2305	$1,366	69,159	0.9	$0.2305	$1,366
$4.0001 - $5.0000	865,208	5.9	4.6276	13,283	850,327	5.9	4.6274	13,055
$5.0001 - $10.0000	101,306	5.2	8.0512	1,208	99,449	5.2	8.0459	1,187
$10.0001 - $11.0000	380,347	8.6	10.2437	3,703	111,931	8.4	10.2398	1,090
$12.0001 - $13.0000	338,396	8.4	12.3091	2,596	74,487	7.2	12.6123	549
$13.0001 - $15.0000	325,690	8.3	14.0383	1,935	120,070	6.7	13.5892	767
$15.0001 - $17.0000	84,428	5.1	15.7319	359	76,999	4.6	15.6491	333
$17.0001 - $19.0000	371,468	5.9	17.9886	740	279,637	5.0	17.8421	598
$19.0001 - $20.0000	92,715	10.0	19.7000	18	—	—	—	—
$20.0001 - $21.0000	700,000	9.7	20.2500	—	—	—	—	—
$28.0001 - $37.0000	299,650	3.8	35.5272	—	299,650	3.8	35.5272	—
$42.0001 - $140.0000	82,054	4.0	65.9050	—	82,054	4.0	65.9050	—

	3,710,421	7.1	$15.4720	$25,208	2,063,763	5.4	$14.8834	$18,945

Vested and expected to vest	3,397,109	7.1	$15.3526	$24,298

     As of June 30, 2006, options to purchase 2,095,338 shares at weighted average exercise price of $14.8949 per share were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.98 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1,682,059. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.3 million and $191,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was approximately $1.6 million and $199,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended September 30, 2006 and 2005 was $72,000 and $130,000, respectively. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2006 and 2005.

     At September 30, 2006, a total of 682,446 shares were reserved and available for issuance under the Company’s employee stock purchase plan. The number of shares reserved for issuance under this plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The Board of Directors elected not to increase the number of authorized shares under the Company’s employee stock purchase plan for each of fiscal 2004, 2005 and 2006. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.
12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company did not make any repurchases during the three months ended September 30, 2006 and 2005. As of September 30, 2006, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.
13. Recent Accounting Pronouncements. In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
     In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. At present time, the Company does not believe the adoption of SAB 108 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
     In September 2006, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. At the present time, the Company does not believe that the adoption of

SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the present time, the Company does not believe that the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
14. Contingencies. The Company has entered into certain indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties, generally their business partners or customers, for losses suffered or incurred by the indemnified party in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Based on negotiation and special circumstances of each case, the terms of the agreements may vary. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.
     The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.
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
     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and the Company in California Superior Court for the County of Alameda. One of the four individual defendants is the Company’s former Vice President of Product Line Management, Zeynep Hakimoglu (“Hakimoglu”), who joined the Company on November 1, 2001 and whose employment with the Company terminated on December 17, 2002. The other three are unrelated to the Company. The complaint alleged trade secret misappropriation and related claims against the four individuals and the Company concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs sought actual damages against the four individuals and the Company in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against the Company. The Company answered the complaint on January 22, 2002, denying plaintiffs’ claims. In August 2004, the Company settled the lawsuit with respect to the claims against the Company and OZ agreed to dismiss the case against the Company with prejudice. To the Company’s knowledge OZ is continuing to pursue its lawsuit against all the defendants other than the Company, and the Company may be obligated to indemnify Hakimoglu for certain amounts in connection with her prior employment with the Company. In the event that the Company incurs such an obligation, the Company believes it has obtained sufficient director and officer liability insurance to cover this contingency. On September 22, 2006, Hakimoglu filed a complaint in the Delaware Court of Chancery against Oplink and Oplink’s insurance carrier, Liberty Surplus Insurance Corporation (“Liberty”), seeking to have Liberty, in the first instance, but alternatively, Oplink, advance to her 60% of the reasonable litigation fees and expenses that she has incurred after June 1, 2004 and may continue to incur in the lawsuit by OZ described above. On Monday, October 16, 2006, Oplink answered and moved to dismiss Hakimoglu’s complaint for failure to state a claim against Oplink. No argument date has yet been set for this motion. Oplink believes that its exposure in this action is minimal.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission on September 15, 2006.
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
     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication sector. This includes known contracts being placed by end users with our current or potential new customers. Over the past several years, we have noticed a general increase in spending activity in the telecommunications sector as well as a general improvement in the worldwide economic environment. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for growth in our revenues. However, our belief that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers, we would need to be selected as a potential vendor and, subsequently, would need to demonstrate we can meet all of the order and quality requirements of our current or potential new customers. To the extent we receive new orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

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
Use of Estimates and Critical Accounting Policies
     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
–	revenue recognition and product returns;

–	warranty obligations;

–	risk evaluation;

–	allowance for doubtful accounts;

–	excess and obsolete inventory;

–	long-lived asset valuation;

–	business combination;

–	deferred taxes; and

–	stock compensation.
     This is not a comprehensive list of all of our accounting policies. As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these three months ended September 30, 2006 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2006 filed with the SEC on September 15, 2006. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Revenues	$19,714	$10,683	$9,031	84.5%
     The increase in revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to increased unit shipments primarily of our optical switching and routing, wavelength expansion, wavelength performance monitoring and protection products and to a lesser extent optical amplification products to existing and new customers. Approximately one-third of the total increase in revenue is due to a new switching and routing product being sold to an existing customer and for which the primary and majority of the components are obtained from a third party vendor. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue is partially offset by decreases in the average selling prices of our products during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2007. We expect an increase of approximately 12% in revenue in the second quarter of fiscal 2007 from the first quarter of fiscal 2007 and anticipate that the majority of this increase will be due to the product for which the primary and majority of the components are obtained from a third party vendor.

     Gross Profit:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Gross profit	$6,158	$2,570	$3,588	139.6%
Gross profit margin	31.2%	24.1%
     The increase in gross profit for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to a higher number of unit shipments partially offset by higher labor and production costs associated with the higher unit shipments. Additionally, our gross profit for the three months ended September 30, 2006 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $359,000, compared to the unexpected sale of inventory that had been previously fully reserved of $34,000 in the three months ended September 30, 2005.
     Our gross profit margin increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to manufacturing expenses relative to revenue being lower and higher unexpected sales of inventory that had been previously fully reserved partially offset by higher material costs relative to revenue, which is primarily due to the sale of product for which the primary and majority of the components are obtained from a third party vendor.
     We expect our gross profit margin in the second quarter of fiscal 2007 to remain at approximately the same level as the gross profit margin in the first quarter of fiscal 2007 as a result of any benefit from the anticipated increase in revenue in the second quarter of fiscal 2007 compared to the revenue in the first quarter of fiscal 2007 being offset by higher material costs primarily due to the switching and routing product for which the primary and majority of the components are obtained from a third party vendor. To the extent products for which the primary and majority of the components are obtained from a third party vendor become a greater portion of our total revenue our gross profit margin will be negatively impacted and could potentially decline.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Research and development	$1,700	$1,641	$59	3.6%
     Research and development expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was substantially unchanged. Higher expenses in Asia, primarily as a result of the acquisition of F3 Inc. in Taiwan were offset by lower expenses in the United States as research and development programs were transitioned to China. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense including stock compensation expense in the second quarter of fiscal 2007 compared to the first quarter of fiscal 2007 to slightly increase.
     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Sales and marketing	$1,540	$1,027	$513	50.0%
     The increase in sales and marketing expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to higher sales commission expense resulting from higher revenue and expenses incurred by our operations in Taiwan including F3. We expect our sales and marketing expense including stock compensation expense to slightly increase in the second quarter of fiscal 2007 compared to the first quarter of fiscal 2007 as a result of the anticipated higher revenue.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
General and administrative	$2,221	$1,883	$338	18.0%
     The increase in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to higher stock compensation expense as a result of the granting of stock options. This increase was partially offset by a reduction in professional fees as a result of the higher costs incurred in the three months ended September 30, 2005 to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002. We expect our general and administrative expenses including stock compensation expense in the second quarter of fiscal 2007 to be approximately equal to the expense in the first quarter of fiscal 2007.
     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Stock compensation expense	$1,074	$597	$477	79.9%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 11 – Stock Compensation). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     The increase in stock compensation expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to the granting of more stock options subsequent to the first quarter of fiscal 2006.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2006	2005
Interest and other income, net	$2,173	$1,560	$613	39.3%
     The increase in interest income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to higher yields on our investments. The average rate of return for the three months ended September 30, 2006 was 4.7% as compared to the average rate of return of 3.4% for the three months ended September 30, 2005. We anticipate the average rate of return on our investments in the second quarter of fiscal 2007 to remain at approximately the same level as the average rate of return in the first quarter of fiscal 2007.
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $49.9 million as of September 30, 2006, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $82,000 for the three months ended September 30, 2006. The effective tax rate for the first quarter of fiscal 2007 differs from the statutory rate. This is primarily due to the benefiting of net operating losses based on current earnings.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $19.2 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2006. As of September 30, 2006, we had cash, cash equivalents and short-term and long-term investments of $191.5 million and working capital of $146.1 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal 2007 will be slightly higher than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal year 2007.
     Three Months Ended September 30, 2006
     Our operating activities provided cash of $2.0 million in the first quarter of fiscal 2007 as a result of our net income for the first quarter of fiscal 2007 of $2.8 million adjusted by $2.4 million primarily for the non-cash charges of depreciation and amortization of property and equipment and stock compensation expense as well as a use of cash as a result of a net change in assets and liabilities of $3.2 million.
     In the three months ended September 30, 2006, the use of cash as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expense and other current assets, and accounts payable.
     Accounts receivable used $2.9 million of cash primarily due to increased shipments during the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006, partially offset by the conversion by some customers of accounts receivable to short-term notes payable. Day sales outstanding in accounts receivable ended the first quarter of fiscal 2007 at 75 days, as compared to 72 days at the end of the fourth quarter of fiscal 2006. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter than the beginning and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $2.5 million of cash during the first quarter of fiscal 2007 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets used $1.8 million of cash as certain customers converted accounts receivable to short-term notes payable.
     Accounts payable provided cash of $3.6 million in the first quarter of fiscal 2007 primarily due to higher inventory purchases as a result of the higher demand for our products by our customers.

     Our investing activities provided cash of $2.3 million in the first quarter of fiscal 2007. The net cash provided by investing activities in the first quarter of fiscal 2007 was primarily due to sales or maturities of investments of $34.7 million partially offset by purchases of investments of $32.1 million resulting in an increase of cash of $2.6 million. We invested a significant amount of our excess cash to purchase investments in the first quarter of fiscal 2007 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $312,000 to purchase equipment in the first quarter of fiscal 2007. During the remaining nine months of fiscal 2007, we expect to use approximately $2.7 million for capital expenditures worldwide.
     Our financing activities provided cash of $1.6 million in the first quarter of fiscal 2007 due to proceeds from issuance of common stock in connection with the exercise of stock options .
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
Contractual Obligations
     Our contractual obligations as of September 30, 2006 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$561	$309	$252	$—	$—
Purchase obligations	14,820	14,808	12	—	—

Total	$15,381	$15,117	$264	$—	$—

Recent Accounting Pronouncements
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
     In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. At present time, we do not believe the adoption of SAB 108 will have a material impact on our consolidated financial position, results of operations, or cash flows.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 . At the present time, we do not believe that the adoption of SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the present time, we do not believe that the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.
     In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that the adoption of SFAS No. 155 will have a material effect on our financial position, results of operations or cash flows.
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
     As of September 30, 2006, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At September 30, 2006, we invested $22.1 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.
     As of September 30, 2006, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from September 30, 2006. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of September 30, 2006, we had $421,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2006	2006	2006	2006
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$2,480	5.2%	$1,195	5.0%
Cash equivalents — fixed rate	2,989	5.3%	—	—
Short-term investments — variable rate	22,625	3.7%	24,669	4.0%
Short-term investments — fixed rate	93,099	4.6%	92,726	4.2%
Long-term investments — fixed rate	61,991	5.2%	63,029	4.9%

Total	$183,184		$181,619

	Expected Fiscal Year Maturity Date
	2007	2008	2009	Total	Fair Value
Long-term investments — fixed rate	$—	$46,991	$15,000	$61,991	$61,890
Average interest rate	—	5.1%	5.5%	5.2%

Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at September 30, 2006 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
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
     On December 17, 2001, OZ Optics Limited, OZ Optics, Inc. and Bitmath, Inc. (collectively, “OZ”) sued four individuals and us in California Superior Court for the County of Alameda. One of the four individual defendants is our former Vice President of Product Line Management, Zeynep Hakimoglu (“Hakimoglu”), who joined us on November 1, 2001 and whose employment with us terminated on December 17, 2002. The other three are unrelated to us. The complaint alleged trade secret misappropriation and related claims against the four individuals and us concerning OZ’s alleged polarization mode dispersion technology. The plaintiffs sought actual damages against the four individuals and us in the amounts of approximately $17,550,000 and $1,500,000, respectively, and enhanced damages, injunctive relief, costs and attorney fees, and other relief. The plaintiffs sought a temporary restraining order in December 2001, which the court denied, and withdrew their preliminary injunction motion against us. We answered the complaint on January 22, 2002, denying plaintiffs’ claims. In August 2004, we settled the lawsuit with respect to the claims against us and OZ agreed to dismiss the case against us with prejudice. To our knowledge OZ is continuing to pursue its lawsuit against all the defendants other than us, and we may be obligated to indemnify Hakimoglu for certain amounts in connection with her prior employment with

us. In the event that we incur such an obligation, we believe we have obtained sufficient director and officer liability insurance to cover this contingency. On September 22, 2006, Hakimoglu filed a complaint in the Delaware Court of Chancery against us and our insurance carrier, Liberty Surplus Insurance Corporation (“Liberty”), seeking to have Liberty, in the first instance, but alternatively, Oplink, advance to her 60% of the reasonable litigation fees and expenses that she has incurred after June 1, 2004 and may continue to incur in the lawsuit by OZ described above. On Monday, October 16, 2006, we answered and moved to dismiss Hakimoglu’s complaint for failure to state a claim against us. No argument date has yet been set for this motion. We believe that our exposure in this action is minimal.
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
ITEM 1A — RISK FACTORS
     A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.
We have incurred significant losses in the past, and if we are unable to continue to increase our revenues while controlling our costs and operating expenses, we may be unable to sustain our profitability.
     We have incurred significant losses since our inception in 1995 and we may incur losses in the future. We incurred net losses of $2.6 million, $6.4 million and $36.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we did not achieve profitability on a quarterly or annual basis prior to fiscal 2006. As of September 30, 2006, we had an accumulated deficit of $222.4 million. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.
We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 57%, 52% and 63% of our revenues in the first quarter of fiscal 2007 and the fiscal years ended June 30, 2006 and 2005, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers without an increase in sales from other customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.
The optical networking component industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.
     The optical networking component industry is experiencing declining average selling prices (“ASPs”) as a result of increasing competition, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and declining market demand. We anticipate that such ASPs will continue to decrease in the future in response to product and new technology introductions by competitors. These declining ASPs have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.
Our wavelength expansion products have accounted for a majority of our revenues, and our revenues could be harmed if the price of, or demand for, these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a majority of our revenues in the first quarter of fiscal 2007 and the fiscal years ended June 30, 2006 and 2005. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 40%, 51% and 44% of our revenues in the first quarter of fiscal 2007 and the fiscal years ended June 30, 2006 and 2005, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
-	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties, which most likely would cause our gross profit margin to decline;

-	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities, which most likely would cause our gross profit margin to decline;

-	fluctuations in demand for, and sales of, our products;

-	changes in customer, geographic or product mix and the average selling prices of our products;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

-	cancellations or delays of orders or shipment rescheduling by our customers;

-	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

-	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

-	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

-	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

-	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

-	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
     The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in.
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
     We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
-	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

-	economic instability.

-	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

-	power shortages at our manufacturing facilities in China, which may lead to production delays.
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
     Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, Renminbi-U.S. dollar exchange rate appreciated to 7.9 at September 30, 2006. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to September 30, 2006. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

-	economic downturn in the fiber optics industry;

-	preannouncement of financial results;

-	quarterly variations in our operating results;

-	changes in financial estimates by securities analysts and our failure to meet estimates;

-	changes in market values of comparable companies;

-	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

-	any loss by us of a major customer;

-	the outcome of, and costs associated with, any litigation to which we are or may become a party;

-	additions or departures of key management or engineering personnel; and

-	future sales of our common stock.
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
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: November 13, 2006	By:	/s/ Bruce D. Horn

Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.