Form 10-Q
period 2006-12-31
OPLINK COMMUNICATIONS INC
filed 2007-02-09
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock outstanding as of January 31, 2007 was 22,205,236.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2006	2006
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,529	$7,856
Short-term investments	134,722	117,395
Accounts receivable, net	19,422	13,369
Inventories, net	11,446	7,953
Prepaid expenses and other current assets	3,669	2,435

Total current assets	186,788	149,008
Long-term investments	45,000	63,029
Property, plant and equipment, net	22,811	23,443
Goodwill and intangible assets, net	1,509	1,694
Other assets	172	781

Total assets	$256,280	$237,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,868	$4,516
Accrued liabilities	6,058	6,216

Total current liabilities	12,926	10,732
Non-current liabilities	79	83

Total liabilities	13,005	10,815

Contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized; 22,160,888 and 21,521,989 shares issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	22	22
Additional paid-in capital	460,456	451,030
Treasury stock, at cost (1,248 shares as of June 30, 2006)	—	(11)
Accumulated other comprehensive income	2,060	1,248
Accumulated deficit	(219,263)	(225,149)

Total stockholders’ equity	243,275	227,140

Total liabilities and stockholders’ equity	$256,280	$237,955

(1) The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$22,953	$12,651	$42,667	$23,334

Cost of revenues:
Cost of revenues	16,497	9,164	29,988	17,222
Stock compensation expense	75	66	140	121

Total cost of revenues	16,572	9,230	30,128	17,343

Gross profit	6,381	3,421	12,539	5,991

Operating expenses:
Research and development:
Research and development	1,429	1,338	3,000	2,826
Stock compensation expense	144	154	273	307

Total research and development	1,573	1,492	3,273	3,133

Sales and marketing:
Sales and marketing	1,280	886	2,662	1,771
Stock compensation expense	170	141	328	283

Total sales and marketing	1,450	1,027	2,990	2,054

General and administrative:
General and administrative	1,772	1,701	3,271	3,337
Stock compensation expense	717	282	1,439	529

Total general and administrative	2,489	1,983	4,710	3,866

Amortization of intangible and other assets	35	18	70	18
In-process research and development	—	1,120	—	1,120

Total operating expenses	5,547	5,640	11,043	10,191

Income (loss) from operations	834	(2,219)	1,496	(4,200)
Interest and other income, net	2,332	1,633	4,505	3,193
Loss on sale of assets	(2)	(8)	—	(27)

Income (loss) before provision for income taxes	3,164	(594)	6,001	(1,034)
Provision for income taxes	33	—	115	—

Net income (loss)	$3,131	$(594)	$5,886	$(1,034)

Net income (loss) per share:
Basic	$0.14	$(0.03)	$0.27	$(0.05)

Diluted	$0.14	$(0.03)	$0.26	$(0.05)

Shares used in per share calculation:
Basic	22,000	21,318	21,778	21,296

Diluted	23,022	21,318	22,810	21,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$5,886	$(1,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,365	3,729
Amortization of intangible and other assets	185	54
Stock compensation expense	2,180	1,240
Amortization of premium on investments	134	121
Loss on sale or disposal of assets	—	27
In-process research and development	—	1,120
Other	(42)	(54)
Change in assets and liabilities:
Accounts receivable	(5,929)	(2,825)
Inventories	(3,252)	(948)
Prepaid expenses and other current assets	(1,210)	(1,347)
Other assets	592	7
Accounts payable	2,299	1,573
Accrued liabilities	(165)	(326)

Net cash provided by operating activities	3,043	1,337

Cash flows from investing activities:
Purchases of available-for-sale investments	(32,696)	(17,961)
Sales and maturities of available-for-sale investments	19,729	39,595
Purchases of held-to-maturity investments	(31,990)	(30,004)
Maturities of held-to-maturity investments	45,540	20,000
Proceeds from sales of property and equipment	9	5
Purchases of property and equipment	(1,234)	(609)
Acquisition of F3 Inc., net of cash acquired	—	(4,365)

Net cash (used in) provided by investing activities	(642)	6,661

Cash flows from financing activities:
Proceeds from issuance of common stock	7,257	648
Repurchase of common stock	—	(11)

Net cash provided by financing activities	7,257	637

Effect of exchange rate changes on cash	15	40

Net increase in cash and cash equivalents	9,673	8,675

Cash and cash equivalents, beginning of period	7,856	29,710

Cash and cash equivalents, end of period	$17,529	$38,385

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2006, the results of its operations for the three and six-month periods ended December 31, 2006 and 2005 and its cash flows for the six-month periods ended December 31, 2006 and 2005. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on
Form 10-K.

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
     On November 7, 2005, the Company announced a one-for-seven reverse split of the Company’s common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split. On November 8, 2006, the Company’s stockholders approved the amendment to the Company’s certificate of incorporation reducing the number of shares of capital stock the Company is authorized to issue from 420,000,000 shares to 39,000,000 shares. The Company’s amended and restated certificate of incorporation was amended on January 11, 2007 to reflect the reduction in authorized shares.
3. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options and the purchase under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$3,131	$(594)	$5,886	$(1,034)

Denominator:
Weighted average shares outstanding — basic	22,000	21,318	21,778	21,296
Effect of dilutive potential common shares	1,022	—	1,032	—

Weighted average shares outstanding — diluted	23,022	21,318	22,810	21,296

Net income (loss) per share — basic	$0.14	$(0.03)	$0.27	$(0.05)

Net income (loss) per share — diluted	$0.14	$(0.03)	$0.26	$(0.05)

Antidilutive stock options not included in net income (loss) per share calculation	1,536	3,128	1,546	3,128

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
     The reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$3,131	$(594)	$5,886	$(1,034)
Unrealized (loss) gain on investments	(7)	(8)	30	(36)
Change in cumulative translation adjustments	606	69	782	893

Total comprehensive income (loss)	$3,730	$(533)	$6,698	$(177)

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

     Short-term and long-term investments at December 31 and June 30, 2006 consist of the following (in thousands):

	December 31, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$350	$350	$—	$—	$350
Obligations of states and political subdivisions	23,900	23,900	—	—	23,900
Corporate securities	50,472	50,505	2	(44)	50,463
United States government agencies	60,000	60,000	—	(228)	59,772

Total short-term investments	134,722	134,755	2	(272)	134,485

Long-term investments:
United States government agencies	45,000	45,000	—	(81)	44,919

Total long-term investments	45,000	45,000	—	(81)	44,919

Total investments	$179,722	$179,755	$2	$(353)	$179,404

	June 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$390	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	43,618	43,677	1	(180)	43,498
United States government agencies	54,987	55,001	—	(440)	54,561

Total short-term investments	117,395	117,468	1	(620)	116,849

Long-term investments:
Corporate securities	3,029	3,029	—	(7)	3,022
United States government agencies	60,000	60,000	—	(525)	59,475

Total long-term investments	63,029	63,029	—	(532)	62,497

Total investments	$180,424	$180,497	$1	$(1,152)	$179,346

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31 and June 30, 2006 are presented in the following tables (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$350	$—	$—	$350
Obligations of states and political subdivisions	23,900	—	—	23,900
Corporate securities	31,390	—	(33)	31,357
United States government agencies	5,000	—	—	5,000

Total available-for-sale investments	60,640	—	(33)	60,607

Held-to-maturity investments:
Corporate securities	19,115	2	(11)	19,106
United States government agencies	100,000	—	(309)	99,691

Total held-to-maturity investments	119,115	2	(320)	118,797

Total investments	$179,755	$2	$(353)	$179,404

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	23,867	1	(60)	23,808
United States government agencies	5,000	—	(14)	4,986

Total available-for-sale investments	47,657	1	(74)	47,584

Held-to-maturity investments:
Corporate securities	22,839	—	(127)	22,712
United States government agencies	110,001	—	(951)	109,050

Total held-to-maturity investments	132,840	—	(1,078)	131,762

Total investments	$180,497	$1	$(1,152)	$179,346

     There was no gross realized gain (loss) on sales of available-for-sale securities in the three and six months ended December 31, 2006 or 2005. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2006 (in thousands):

	December 31, 2006
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$24,892	$(33)	$—	$—	$24,892	$(33)

Total available-for-sale investments:	24,892	(33)	—	—	24,892	(33)

Held-to-maturity investments:
Corporate securities	12,056	(11)	—	—	12,056	(11)
United States government agencies	39,933	(67)	59,758	(242)	99,691	(309)

Total held-to-maturity investments	51,989	(78)	59,758	(242)	111,747	(320)

Total investments in loss position	$76,881	$(111)	$59,758	$(242)	$136,639	$(353)

     The amortized cost and estimated fair value of debt securities at December 31 and June 30, 2006 by contractual maturities, are shown below (in thousands):

	December 31, 2006		June 30, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$30,340	$30,307	$28,357	$28,284
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	30,300	30,300	19,300	19,300

Total available-for-sale investments	60,640	60,607	47,657	47,584

Held-to-maturity investments:
Due in one year or less	74,115	73,878	69,811	69,265
Due in one year to five years	45,000	44,919	63,029	62,497

Total held-to-maturity investments	119,115	118,797	132,840	131,762

Total investments	$179,755	$179,404	$180,497	$179,346

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $0 and $10,000 as of December 31, 2006 and June 30, 2006, respectively.

6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	December 31,	June 30,
	2006	2006
Inventories, net:
Raw materials	$6,406	$5,588
Work-in-process	3,930	2,365
Finished goods	1,110	—

Total	$11,446	$7,953

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	December 31,	June 30,
	2006	2006
Property, plant and equipment:
Production and engineering equipment	$33,416	$32,277
Computer equipment and software	6,562	6,464
Building and building improvements	15,406	15,151
Land	1,949	1,949

Sub-total	57,333	55,841
Less: Accumulated depreciation and amortization	(34,522)	(32,398)

Total	$22,811	$23,443

8. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of F3 Inc. and Fibercom Optics Communications Corp. in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2006	(in Years)	Amount	Amortization	Net
Technology	4	$921	$260	$661
Trade name	3	163	63	100
Customer relationships	3	253	79	174

Total		$1,337	$402	$935

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2006	(in Years)	Amount	Amortization	Net
Technology	4	$921	$145	$776
Trade name	3	163	36	127
Customer relationships	3	253	36	217

Total		$1,337	$217	$1,120

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Reported as:
Cost of revenues	$57	$36	$115	$36
Operating expenses	35	18	70	18

Total	$92	$54	$185	$54

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2007	$185
2008	368
2009	297
2010	85

$935

     At December 31, 2006 and June 30, 2006, the Company had goodwill of $574,000.
9. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2006	2006
Accrued liabilities:
Payroll and related expenses	$1,788	$1,489
Accrued sales commission	524	469
Accrued warranty	400	405
Accrued professional fees	788	975
Remaining amounts payable for acquisitions	—	510
Other	2,558	2,368

Total	$6,058	$6,216

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Balance at the beginning of the period	$422	$607	$405	$560

Accruals for warranties issued during the period	55	56	89	156

Accruals related to pre-existing warranties including expirations and changes in estimates	7	(50)	43	(50)

Cost of warranty repair	(84)	(32)	(137)	(85)

Balance at the end of the period	$400	$581	$400	$581

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
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the three and six months ended December 31, 2006 and 2005 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Stock-based compensation expense by type of award:
Employee stock options	$1,022	$530	$2,024	$1,011
Employee stock purchase plan	84	110	156	240
Net change of amounts capitalized as inventory	—	3	—	(11)

Total stock-based compensation	1,106	643	2,180	1,240
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$1,106	$643	$2,180	$1,240

Effect on net income (loss) per share:
Basic	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Diluted	$(0.05)	$(0.03)	$(0.10)	$(0.06)

     During the three and six months ended December 31, 2006, the Company granted 109,097 and 361,912 stock options, respectively, with an estimated total grant-date fair value of $837,000 and $2,773,000, respectively. The Company estimated that the stock compensation for the awards granted in the three and six months ended December 31, 2006 not expected to vest was $108,000 and $358,000 respectively. During the three and six months ended December 31, 2006, the Company recorded stock compensation related to stock options of $1,022,000 and $2,024,000, respectively.
     As of December 31, 2006, the unrecorded deferred stock compensation balance related to stock options was $10.0 million and will be recognized over an estimated weighted average amortization period of 3.0 years. Approximately $8,000 of stock compensation was capitalized as inventory at December 31, 2006. The Company elected not to capitalize any stock compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.62%	4.40%	4.77%	4.29%
Expected term	4.6 years	4.9 years	4.7 years	4.8 years
Expected dividends	0%	0%	0%	0%
Volatility	48%	45%	48%	46%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.95%	4.34%	4.95%	4.34%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%	0%
Volatility	48%	45%	48%	45%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options or the purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. The expected term assumption for purchase rights is based on the average exercise date for the four purchase periods in each 24-month offering period.
     The weighted-average fair value of the options granted under the stock option plans was $9.13, $8.05, $5.38 and $5.20 per share for the three and six months ended December 31, 2006 and 2005, respectively. The weighted-average fair value of the purchase rights under the Company’s employee stock purchase plan was $7.48, $7.48, $4.19 and $4.19 per share for three and six months ended December 31, 2006 and 2005, respectively.

Equity Incentive Program
     In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of December 31, 2006, 6,477,089 shares of common stock were reserved for issuance under the 2000 Plan. The number of shares of common stock reserved for issuance is automatically increased on January 1 of each year, by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. The Board of Directors elected not to increase the number of authorized shares under the 2000 Plan for each of fiscal 2004, 2005 and 2006. Over the ten-year term of the 2000 Plan, no more than 7,142,857 shares may be reserved for issuance pursuant to the exercise of incentive stock options.
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

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price
Balance, June 30, 2004	5,065,272	2,827,761	$15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired (1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	15.2351

Options granted	(361,912)	361,912	17.3871
Options exercised	—	(588,501)	11.5590
Options canceled	50,787	(50,787)	14.8547

Balance, December 31, 2006	3,715,042	3,363,953	$16.0492

     (1) The shares were originally available for grant under the Company’s 1995 Stock Option Plan, which expired in 2005, ten years after its adoption.

     The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at December 31, 2006				at December 31, 2006
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousand)	Outstanding	(in Years)	Price	(in thousand)
$0.0001 - $2.0000	39,484	0.7	$0.2591	$802	39,484	0.7	$0.2591	$802
$4.0001 - $5.0000	810,615	5.7	4.6281	12,915	810,615	5.7	4.6281	12,915
$5.0001 - $10.0000	83,275	5.1	8.1101	1,037	82,150	5.1	8.1060	1,023
$10.0001 - $11.0000	320,883	8.3	10.2278	3,315	83,433	8.0	10.1616	868
$12.0001 - $13.0000	287,347	8.3	12.3349	2,363	80,846	7.9	12.5488	648
$13.0001 - $15.0000	303,428	8.2	14.0944	1,962	107,538	6.6	13.6594	742
$15.0001 - $17.0000	24,428	6.1	15.9968	111	17,856	5.0	15.7785	85
$17.0001 - $19.0000	228,404	6.4	18.2188	535	160,124	5.4	18.0889	396
$19.0001 - $20.0000	92,715	9.7	19.7000	80	—	—	—	—
$20.0001 - $21.0000	791,670	9.5	20.2315	260	570	9.9	20.0900	—
$28.0001 - $37.0000	299,650	3.6	35.5272	—	299,650	3.6	35.5272	—
$42.0001 - $140.0000	82,054	3.7	65.9050	—	82,054	3.7	65.9050	—

	3,363,953	7.1	$16.0492	$23,380	1,764,320	5.4	$15.3046	$17,479

Vested and expected to vest	3,205,082	7.0	$15.9867	$22,863

     As of June 30, 2006, options to purchase 2,095,338 shares at weighted average exercise price of $14.8949 per share were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.56 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 1,382,616. The total intrinsic value of options exercised during the three and six months ended December 31, 2006 and 2005 was $3.9 million, $5.3 million, $66,000 and $257,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three and six months ended December 31, 2006 and 2005 was approximately $5.2 million, $6.8 million, $109,000 and $308,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three and six months ended December 31, 2006 and 2005 was $84,000, $156,000, $110,000 and $240,000, respectively. 50,398 and 38,880 shares were purchased under the employee stock purchase plan during the three months ended December 31, 2006 and 2005, respectively.

     At December 31, 2006, a total of 632,048 shares were reserved and available for issuance under the Company’s employee stock purchase plan. The number of shares reserved for issuance under this plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The Board of Directors elected not to increase the number of authorized shares under the Company’s employee stock purchase plan for each of fiscal 2004, 2005 and 2006. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.
12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company did not make any repurchases during the six months ended December 31, 2006 or 2005. As of December 31, 2006, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.
13. Recent Accounting Pronouncements. In November 2006, FASB Emerging Issues Task Force issued Issue 06-09 (“EITF 06-09”), “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee.” A consensus was reached that a parent or an investor should report a change to (or the elimination of) a previously existing difference between the parent’s reporting period and the reporting period of a consolidated entity or between the reporting period of an investor and the reporting period of an equity method investee in the parent’s or investor’s consolidated financial statements as a change in accounting principle in accordance with the provisions of SFAS No. 154. The guidance is effective for changes occurring in interim or annual reporting periods beginning after November 29, 2006. At the present time, the Company does not believe that the adoption of EITF 06-09 will have a material effect on its consolidated financial position, results of operations or cash flows. However, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results. If the Company decided to eliminate the one month difference, the adoption of EITF 06-09 may have a material effect on its consolidated financial position, results of operations and cash flows.
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to the amount remaining under the deductible of $1.0 million of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” The Court has ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ rehearing petition to the Second Circuit. Accordingly, the Court’s decision on final approval of the settlement remains pending. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s business, financial condition and results of operations.
     On September 22, 2006, Oplink and Oplink’s insurance carrier, Liberty Surplus Insurance Corporation (“Liberty”), were sued in the Delaware Court of Chancery by Oplink’s former Vice President Line Development, Zeynep Hakimoglu (“Hakimoglu”). The action is captioned Hakimoglu v. Oplink Communications, Inc. and Liberty Suplus Insurance Corp., C.A. No. 2437-N (the “Chancery Action”). In the Chancery Action, Hakimoglu seeks to have Liberty, in the first instance, but alternatively, Oplink, advance to her 60% of the reasonable litigation fees and expenses that she has incurred after June 1, 2004 and may continue to incur in an action brought against Hakimoglu and others in the California Superior Court, captioned OZ Optics, Ltd., et al. v. Hakimoglu, et al., Case No. 01-34488 (the “California Litigation”). Hakimoglu alleges three counts in the Chancery Action. Count I for breach of an advancement agreement is only brought against Liberty and seeks specific performance of Liberty’s contractual obligation to advance 60% of Hakimoglu’s expenses in defending the California Litigation. Count II of the Chancery Action is

against Oplink for “Advancement of Expenses Under Section 145 of the Delaware General Corporation Law and the Bylaws of Oplink”, but seeks this relief only “to the extent this Court does not specifically enforce Liberty’s obligations under the 2004 Advancement Agreement between Hakimoglu and Liberty and Oplink.” Count III seeks Hakimoglu’s legal fees and expenses in the Chancery Action under Oplink’s bylaws. On Monday, October 16, 2006, Oplink answered and moved to dismiss the complaint for failure to state a claim against Oplink. On October 16, 2006, Liberty answered the complaint and filed a third party complaint against OZ Optics, Ltd., Hakimoglu’s former employer. Also in October 2006, Hakimoglu moved for partial judgment on the pleadings. On January 2, 2007, the Court of Chancery granted Hakimoglu’s motion for judgment on the pleadings against Liberty, and on January 5, 2007, entered an Order requiring Liberty (not Oplink) to pay the advancements sought by Hakimoglu as well as her fees in the action. Based on this ruling, Hakimoglu has agreed to dismiss its claims against Oplink without prejudice. On January 3, 2007, Oplink filed a cross-complaint against Liberty for its fees and expenses in defending the litigation. On January 24, 2007, Oplink and Liberty filed a stipulation and proposed order settling Oplink’s cross-complaint against Liberty, requiring Liberty to pay most of Oplink’s fees and expenses, and the Court signed the proposed order.
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
     We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 170 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the two following major groups: bandwidth creation products, which include wavelength expansion and optical amplification products; and bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products. A significant proportion of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers. However, our bandwidth management products, especially our new reconfigurable optical add-drop multiplexer (ROADM) switching and routing product, have accounted for a substantial majority of our recent revenue growth. Because the majority of the components for our ROADM product are obtained from third party vendors, gross profit margins for this product are lower than the margins for our other products. The increase in the percentage of our total revenues represented by sales of the ROADM product has resulted in a decline in our gross profit margins for the second fiscal quarter of 2007. To the extent that our ROADM product revenues continue to increase faster than revenues from our other products, our gross profit margins will continue to decline.
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
     This is not a comprehensive list of all of our accounting policies. As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2006 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2006 filed with the SEC on September 15, 2006. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Revenues	$22,953	$12,651	$10,302	81.4%	$42,667	$23,334	$19,333	82.9%
     The increase in revenue for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 was due to increased unit shipments, primarily of our optical switching and routing products and to a lesser extent wavelength expansion, wavelength performance monitoring and protection and optical amplification products to existing and new customers. Approximately 62% of the total increase in revenue is due to sales of our new ROADM optical switching and routing product to an existing customer and for which the primary and majority of the components are obtained from third party vendors. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue from increased unit shipments was partially offset by decreases in the average selling prices of our products during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.
     The increase in revenue for the six months ended December 31, 2006 compared to the six months ended December 31, 2005 was due to increased unit shipments, primarily of our optical switching and routing and wavelength expansion products and to a lesser extent wavelength performance monitoring and protection and optical amplification products to existing and new customers. Approximately 48% of the total increase in revenue is due to sales of our new ROADM optical switching and routing product to an existing customer. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue from increased unit shipments was partially offset by decreases in the average selling prices of our products during the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2007. We expect an increase of approximately 12% in revenue in the third quarter of fiscal 2007 from the second quarter of fiscal 2007 and anticipate that the increase will primarily be due to increased sales of our ROADM optical switching and routing product.
     Gross Profit:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Gross profit	$6,381	$3,421	$2,960	86.5%	$12,539	$5,991	$6,548	109.3%
Gross profit margin	27.8%	27.0%			29.4%	25.7%

     The increase in gross profit for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 was primarily due to a higher number of unit shipments partially offset by slightly higher production labor and manufacturing overhead expenses associated with the higher unit shipments. Our gross profit for the three months ended December 31, 2006 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $300,000, compared to the unexpected sale of inventory that had been previously fully reserved of $121,000 in the three months ended December 31, 2005. Our gross profit for the six months ended December 31, 2006 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $659,000, compared to the unexpected sale of inventory that had been previously fully reserved of $243,000 in the six months ended December 31, 2005.
     Our gross profit margin increased for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 due to production labor and manufacturing overhead expenses relative to revenue being lower, offset by higher material costs relative to revenue, which is primarily due to sales of ROADM optical switching and routing product for which the primary and majority of the components are obtained from third party vendors. In addition the gross profit margin improved slightly due to the higher unexpected sales of inventory that had been previously fully reserved being greater for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005.
     Our gross profit margin for the three months ended December 31, 2006 decreased to 27.8%, down from 31.2% for the three months ended September 30, 2006, primarily due to increased sales of our ROADM optical switching and routing product, which has lower gross margins due to the significant amount of third party components incorporated into it. We expect our overall gross profit margin in the third quarter of fiscal 2007 to decrease further, compared to the gross profit margin in the second quarter of fiscal 2007, as the result of increased sales of our ROADM product. We expect that the decrease in gross margins due to increased sales of our ROADM product will be partially offset by production labor and manufacturing overhead expenses being a smaller percentage of revenue resulting from the anticipated increase in revenue in the third quarter of fiscal 2007. To the extent that our ROADM product revenues continue to increase faster than the revenues from our other products, our gross profit margins will most likely continue to decline.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Research and development	$1,573	$1,492	$81	5.4%	$3,273	$3,133	$140	4.5%
     Research and development expenses for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 were substantially unchanged. Higher expenses in China were offset by lower expenses in the United States as research and development programs were transitioned to China. In addition research and development expenses increased as a result of the acquisition of F3 in Taiwan in the second quarter of fiscal 2006. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense including stock compensation expense in the third quarter of fiscal 2007 compared to the second quarter of fiscal 2007 to slightly increase.

     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Sales and marketing	$1,450	$1,027	$423	41.2%	$2,990	$2,054	$936	45.6%
     The increases in sales and marketing expense for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 were primarily due to higher sales commission and personnel expenses resulting from higher revenue and sales activity as well as expenses resulting from the acquisition of F3 in Taiwan in the second quarter of fiscal 2006 and the acquisition of Fibercom in Taiwan in the fourth quarter of fiscal 2006. We expect our sales and marketing expense including stock compensation expense to slightly increase in the third quarter of fiscal 2007 compared to the second quarter of fiscal 2007 as a result of the anticipated higher revenue and trade show expenses.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
General and administrative	$2,489	$1,983	$506	25.5%	$4,710	$3,866	$844	21.8%
     The increases in general and administrative expenses for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 were due to higher stock compensation expense as a result of the granting of stock options and a one time expense in the second quarter of fiscal 2007 related to a payment to be made to an executive to offset an increase in that executive’s exercise price of an existing stock options as a result of a change in the tax laws. This increase was partially offset by a reduction in professional fees as a result of the higher costs incurred in the three and six months ended December 31, 2005 to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002. We expect our general and administrative expenses including stock compensation expense in the third quarter of fiscal 2007 to be approximately equal to or slightly lower than the expense in the second quarter of fiscal 2007.
     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Stock compensation expense	$1,106	$643	$463	72.0%	$2,180	$1,240	$940	75.8%

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
     The increases in stock compensation expense for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 were due to the granting of more stock options subsequent to fiscal 2006 and a lower estimated forfeiture rate of our stock options for the three and six months ended December 31, 2006 based on an update to our historical experience of option pre-vesting cancellations.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2006	2005			2006	2005
Interest and other income, net	$2,332	$1,633	$699	42.8%	$4,505	$3,193	$1,312	41.1%
     The increases in interest income for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 were primarily due to higher yields on our investments. The average rate of return for the three and six months ended December 31, 2006 was 5.0% and 4.8%, respectively as compared to the average rate of return of 3.7% and 3.5%, respectively, for the three and six months ended December 31, 2005. We anticipate the average rate of return on our investments in the third quarter of fiscal 2007 to remain at approximately the same level as the average rate of return in the second quarter of fiscal 2007.
     In-Process Research and Development (“IP R&D”). We recorded $1,120,000 as IP R&D in the second quarter of fiscal 2006 in connection with the acquisition of F3. The IP R&D consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (“VoIP”) or instant messaging (“VoIM”) through the regular office and household corded or cordless call devices.
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
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $49.9 million as of December 31, 2006, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $33,000 and $115,000 for the three and six months ended December 31, 2006, respectively. The effective tax rate for three and six months ended December 31, 2006 differs from the statutory rate. This is primarily due to the benefiting of net operating losses based on current earnings.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $13.5 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2006. As of December 31, 2006, we had cash, cash equivalents and short-term and long-term investments of $197.3 million and working capital of $173.9 million. We estimate that the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal 2007 will be slightly higher than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the second quarter of fiscal year 2007.
     Six Months Ended December 31, 2006
     Our operating activities provided cash of $3.0 million in the six months ended December 31, 2006 as a result of our net income for the six months ended December 31, 2006 of $5.9 million increased by $4.8 million primarily for the non-cash charges of depreciation and amortization of property and equipment and stock compensation expense and reduced by the use of cash as a result of a net change in assets and liabilities of $7.7 million.
     In the six months ended December 31, 2006, the use of cash as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expense and other current assets, and accounts payable.
     Accounts receivable used $5.9 million of cash during the six months ended December 31, 2006 primarily due to increased shipments during the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Day sales outstanding in accounts receivable ended the second quarter of fiscal 2007 at 77 days, as compared to 72 days at the end of the fourth quarter of fiscal 2006. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter than the beginning and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $3.3 million of cash during the six months ended December 31, 2006 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets used $1.2 million of cash during the six months ended December 31, 2006 primarily due to a deposit made to purchase a research and development facility in China and the reclassification of a note receivable from a former executive from other assets to other current assets as the note is due within one year from December 31, 2006.

     Accounts payable provided cash of $2.3 million during the six months ended December 31, 2006 primarily due to higher inventory purchases as a result of the higher demand for our products by our customers.
     Our investing activities used cash of $642,000 in the six months ended December 31, 2006. The net cash provided by investing activities in the six months ended December 31, 2006 was primarily due to sales or maturities of investments of $65.3 million offset by purchases of investments of $64.7 million resulting in an increase of cash of $0.6 million. We invested a significant amount of our excess cash to purchase investments in the six months ended December 31, 2006 in an effort to take advantage of higher yields and increase returns on our investments. We used approximately $1.2 million to purchase equipment in the six months ended December 31, 2006. During the remaining six months of fiscal 2007, we expect to use approximately $2.5 million for capital expenditures worldwide.
     Our financing activities provided cash of $7.3 million in the six months ended December 31, 2006 due to proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.
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
Contractual Obligations
     Our contractual obligations as of December 31, 2006 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$15,201	$15,201	$—	$—	$—
Operating leases	566	380	186	—	-

Total	$15,767	$15,581	$186	$—	$—

Recent Accounting Pronouncements
     In November 2006, FASB Emerging Issues Task Force issued Issue 06-09 (“EITF 06-09”), “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee.” A consensus was reached that a parent or an investor should report a change to (or the elimination of) a previously existing difference between the parent’s reporting period and the reporting period of a consolidated entity or between the reporting period of an investor and the reporting period of an equity method investee in the parent’s or investor’s consolidated financial statements as a change in accounting principle in accordance with the provisions of SFAS No. 154. The guidance is effective for changes occurring in interim or annual reporting periods beginning after November 29, 2006. At the present time, we do not believe that the adoption of EITF 06-09 will have a material effect on our consolidated financial position, results of operations or cash flows. However, we present the financial information of our consolidated foreign operating subsidiaries in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of the parent company, U.S. subsidiary and our non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results. If we decided to eliminate the one month difference, the adoption of EITF 06-09 may have a material effect on our consolidated financial position, results of operations and cash flows
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
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
     As of December 31, 2006, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At December 31, 2006, we invested $30.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.
     As of December 31, 2006, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from December 31, 2006. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of December 31, 2006, we had $320,000 gross unrealized losses on our investments classified as held-to-

maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2006	2006	2006	2006
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$1,863	5.1%	$1,195	5.0%
Cash equivalents — fixed rate	3,994	5.3%	—	—
Short-term investments — variable rate	30,714	4.0%	24,669	4.0%
Short-term investments — fixed rate	104,008	4.8%	92,726	4.2%
Long-term investments — fixed rate	45,000	5.3%	63,029	4.9%

Total	$185,579		$181,619

	Expected Fiscal Year Maturity Date
	2007	2008	2009	Total	Fair Value
Long-term investments — fixed rate	$—	$20,000	$25,000	$45,000	$44,919
Average interest rate	—	5.1%	5.4%	5.3%
Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at December 31, 2006 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” The Court has ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ rehearing petition to the Second Circuit. Accordingly, the Court’s decision on final approval of the settlement remains pending. Pending final approval of the settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.
     On September 22, 2006, Oplink and Oplink’s insurance carrier, Liberty Surplus Insurance Corporation (“Liberty”), were sued in the Delaware Court of Chancery by Oplink’s former Vice President Line Development, Zeynep Hakimoglu (“Hakimoglu”). The action is captioned Hakimoglu v. Oplink Communications, Inc. and Liberty Suplus Insurance Corp., C.A. No. 2437-N (the “Chancery Action”). In the Chancery Action, Hakimoglu seeks to have Liberty, in the first instance, but alternatively, Oplink, advance to her 60% of the reasonable litigation fees and expenses that she has incurred after June 1, 2004 and may continue to incur in an action brought against Hakimoglu and others in the California Superior Court, captioned OZ Optics, Ltd., et al. v. Hakimoglu, et al., Case No. 01-34488 (the “California Litigation”). Hakimoglu alleges three counts in the Chancery Action. Count I for breach of an advancement agreement is only brought against Liberty and seeks specific performance of Liberty’s contractual obligation to advance 60% of Hakimoglu’s expenses in defending the California Litigation. Count II of the Chancery Action is against Oplink for “Advancement of Expenses Under Section 145 of the Delaware General Corporation Law and the Bylaws of Oplink”, but seeks this relief only “to the extent this Court does not specifically enforce Liberty’s obligations under the 2004 Advancement Agreement between Hakimoglu and Liberty and Oplink.” Count III seeks Hakimoglu’s legal fees and expenses in the Chancery Action under Oplink’s bylaws. On Monday, October 16, 2006, Oplink answered and moved to dismiss the complaint for failure to state a claim against Oplink. On October 16, 2006, Liberty answered the complaint and filed a third party complaint against OZ Optics, Ltd., Hakimoglu’s former employer. Also in October 2006, Hakimoglu moved for partial judgment on the pleadings. On January 2, 2007, the Court of Chancery granted Hakimoglu’s motion for judgment on the pleadings against Liberty, and on January 5, 2007, entered an Order requiring Liberty (not Oplink) to pay the advancements sought by Hakimoglu as well as her fees in the action. Based on this ruling, Hakimoglu has agreed to dismiss its claims against Oplink without prejudice. On January 3, 2007, Oplink filed a cross-complaint against Liberty for its fees and expenses in defending the litigation. On January 24, 2007, Oplink and Liberty filed a stipulation and proposed order settling Oplink’s cross-complaint against Liberty, requiring Liberty to pay most of Oplink’s fees and expenses, and the Court signed the proposed order.
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
     We have incurred significant losses in the past and we may incur losses in the future. We incurred net losses of $2.6 million, $6.4 million and $36.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we did not achieve profitability on a quarterly or annual basis prior to fiscal 2006. As of December 31, 2006, we had an accumulated deficit of $219.3 million. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.
We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 61%, 59%, 52% and 63% of our revenues in the three and six months ended December 31, 2006 and the fiscal years ended June 30, 2006 and 2005, respectively. In addition one customer accounted for 29% of our revenue in the three months ended December 31, 2006 and 24% of our revenue in the six months ended December 31, 2006. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers without an increase in sales from other customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.

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
Our ROADM Optical Switching and Routing product is a new product that has accounted for a significant proportion of our recent revenue growth. A decline in the price of, or demand for, our ROADM product, our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. Further, even if revenue from our ROADM product remains strong, our overall gross margins will continue to be negatively affected by sales of our ROADM product.
     Our ROADM product accounted for 28% and 22% of our revenues in the three and six months ended December 31, 2006, and for 62% and 48% of the revenue growth for such periods, respectively. Any decline in the price of, or demand for, our ROADM product, or our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Because our ROADM customer is the sole-source supplier of such product for the end-user customer, there is a risk that the end-user customer will seek alternative sources of supply, and reduce orders from our customer, which would reduce our revenues. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce competing ROADM products without significant expenditures of resources and without long delays to market.
     Even if revenues from our ROADM product are not diminished by price declines, lack of broad market acceptance, reductions in demand or the introduction of competing ROADM products, and sales of our ROADM product continue to be strong, our overall gross margins will continue to be negatively affected by sales of our ROADM product. Gross profit margins for this product are significantly below the average margins of our other products. In the quarters ended September 30, 2006 and December 31, 2006, the ROADM product revenues increased significantly faster than the revenues for our other products. The result of the lower margins for the ROADM product and faster revenue growth has been a decline in our gross profit margins. Should the ROADM product revenues grow faster than the revenues of our other products, as is expected in the quarter ending March 31, 2007, our gross profit margins will decline further.
Our wavelength expansion products have accounted for a significant proportion of our revenues, and our revenues could be harmed if the price of, or demand for these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a significant proportion of our revenues in the three and six months ended December 31, 2006 and the fiscal years ended June 30, 2006 and 2005. These products include, among others, dense wavelength division multiplexers (“DWDMs”). These products accounted for 32%, 36%, 51% and 44% of our revenues in the three and six months ended December 31, 2006 and the fiscal years ended June 30, 2006 and 2005, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
-	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties, which most likely would cause our gross profit margin to decline;

-	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities, which most likely would cause our gross profit margin to decline;

-	fluctuation in the mix of products sold towards products with lower margins such as ROADM’s;

-	fluctuations in demand for, and sales of, our products;

-	changes in customer, geographic or product mix and the average selling prices of our products;

-	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

-	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

-	cancellations or delays of orders or shipment rescheduling by our customers;

-	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

-	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

-	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

-	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

-	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

-	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

-	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
     Additional risks associated with managing our manufacturing processes and capability in China include:
-	our ability to procure the necessary raw materials and equipment on a timely basis;

-	a potential lack of availability of qualified management and manufacturing personnel;

-	our ability to maintain quality;

-	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations;

-	vulnerability of telecommunications networks in East Asia to natural disasters, such as the recent earthquake that damaged several undersea fiber-optic cables responsible for Internet and telephone connections with parts of China; and

-	our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.

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
     Our ROADM product accounted for 28% and 22% of our revenues in the three and six months ended December 31, 2006. The primary and majority of the components in the ROADM product are obtained from third party vendors. A delay, reduction or termination of the supply of any of these components from any of the third party vendors could materially impact our revenues and operating results.
We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.
     The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in. Several companies are capable of producing ROAMD products, which accounted for 28% and 22% of our revenues in the three and six months ended December 31, 2006. Should these companies successfully compete with us at our customer or sell ROADM products directly to our customer’s customer then our revenue and operating results could be materially impacted. There is significant interest and competition in the ROADM product market.
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
     We are subject to tax in the United States and in foreign jurisdictions in which we do business. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by U.S. and non-U.S. tax authorities. Any such audits may result in tax liabilities in excess of those we have estimated. In November 2005, the U.S. Internal Revenue Service commenced an audit of our U.S. federal tax returns for our 2003 fiscal year. The audit for the tax year 2003 has been completed and no additional tax liabilities were assessed.
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
     We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
-	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

-	disruptions of telecommunications networks due to natural disasters, such as the recent earthquake that damaged several undersea fiber-optic cables responsible for Internet and telephone connections with parts of China;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

-	economic instability;

-	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

-	power shortages at our manufacturing facilities in China, which may lead to production delays.
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
     Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, Renminbi-U.S. dollar exchange rate appreciated to 7.85 at December 31, 2006. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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
     We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” The Court has ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ rehearing petition to the Second Circuit. Accordingly, the Court’s decision on final approval of the settlement remains pending. Pending final approval of the settlement, we continue to believe that the action against us is without merit and, we intend to defend against it vigorously.
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
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to December 31, 2006. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of the Stockholders was held on November 8, 2006 (the “Annual Meeting”). The following matters were voted upon at the Annual Meeting:

     Proposal I – To elect two (2) directors to hold office until the 2009 Annual Meeting of Stockholders. The votes were as follows:

Nominee	Votes For	Votes Withheld
Jesse W. Jack	19,203,145	1,334,645
Leonard J. LeBlanc	19,555,856	981,934
     There were no abstentions or broker non-votes with respect to election of directors.
     The term of office of each of the following directors continued after the Annual Meeting: Joseph Y. Liu, Chieh Chang and Hua Lee.
     Proposal II – To ratify selection of Burr, Pilger & Mayer LLP by the Audit Committee of the Board of Directors as the independent registered public accounting firm of the Company for its fiscal year ending June 30, 2007. The votes were as follows:

For	Against	Abstain	Broker non-votes

20,034,481	502,376	933	0
     Proposal III – To approve the amendment to the Company’s certificate of incorporation reducing the number of shares of capital stock the Company is authorized to issue from 420,000,000 shares to 39,000,000 shares. The votes were as follows:

For	Against	Abstain	Broker non-votes

20,530,759	4,583	2,448	0
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.32	(4)	Amendment to Stock Option Agreement and Promise to Make Cash Payment dated December 27, 2006 between the Company and Joseph Liu.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on December 29, 2006 and incorporated herein by reference.
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

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: February 9, 2007	By:	/s/ Bruce D. Horn
Bruce D. Horn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.32(4)	Amendment to Stock Option Agreement and Promise to Make Cash Payment dated December 27, 2006 between the Company and Joseph Liu.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on December 29, 2006 and incorporated herein by reference.
* The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.