Form 10-Q
period 2007-04-01
OPLINK COMMUNICATIONS INC
filed 2007-05-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the Registrant’s common stock outstanding as of April 30, 2007 was 22,275,706.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1— FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2007	2006
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,114	$7,856
Short-term investments	131,472	117,395
Accounts receivable, net	21,440	13,369
Inventories, net	11,938	7,953
Prepaid expenses and other current assets	5,013	2,435

Total current assets	199,977	149,008
Long-term investments	40,000	63,029
Property, plant and equipment, net	22,319	23,443
Goodwill and intangible assets, net	1,417	1,694
Other assets	95	781

Total assets	$263,808	$237,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,274	$4,516
Accrued liabilities	6,122	6,216

Total current liabilities	14,396	10,732
Non-current liabilities	71	83

Total liabilities	14,467	10,815

Contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 22,209,900 and 21,521,989 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively	22	22
Additional paid-in capital	461,690	451,030
Treasury stock, at cost (1,248 shares as of June 30, 2006)	—	(11)
Accumulated other comprehensive income	2,613	1,248
Accumulated deficit	(214,984)	(225,149)

Total stockholders’ equity	249,341	227,140

Total liabilities and stockholders’ equity	$263,808	$237,955

(1)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$27,620	$14,597	$70,287	$37,931

Cost of revenues:
Cost of revenues	20,515	10,223	50,503	27,445
Stock compensation expense	69	55	209	176

Total cost of revenues	20,584	10,278	50,712	27,621

Gross profit	7,036	4,319	19,575	10,310

Operating expenses:
Research and development:
Research and development	1,364	1,547	4,364	4,373
Stock compensation expense	123	141	396	448

Total research and development	1,487	1,688	4,760	4,821

Sales and marketing:
Sales and marketing	1,461	1,083	4,123	2,854
Stock compensation expense	162	121	490	404

Total sales and marketing	1,623	1,204	4,613	3,258

General and administrative:
General and administrative	1,464	1,451	4,735	4,788
Stock compensation expense	641	278	2,080	807

Total general and administrative	2,105	1,729	6,815	5,595

Amortization of intangible and other assets	35	27	105	45
In-process research and development	—	—	—	1,120

Total operating expenses	5,250	4,648	16,293	14,839

Income (loss) from operations	1,786	(329)	3,282	(4,529)
Interest and other income, net	2,511	1,843	7,016	5,036
Loss on sale of assets	(8)	(445)	(8)	(472)

Income before provision for income taxes	4,289	1,069	10,290	35
Provision for income taxes	10	41	125	41

Net income (loss)	$4,279	$1,028	$10,165	$(6)

Net income (loss) per share:
Basic	$0.19	$0.05	$0.46	$(0.00)

Diluted	$0.19	$0.05	$0.44	$(0.00)

Shares used in per share calculation:
Basic	22,202	21,355	21,920	21,316

Diluted	23,011	22,234	22,886	21,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$10,165	$(6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,582	4,972
Amortization of intangible and other assets	277	136
Stock compensation expense	3,175	1,835
Amortization of premium on investments	163	179
Loss on sale or disposal of assets	8	472
In-process research and development	—	1,120
Other	(78)	(23)
Change in assets and liabilities:
Accounts receivable	(7,860)	(4,071)
Inventories	(3,583)	(1,362)
Prepaid expenses and other current assets	(2,535)	(2,475)
Other assets	669	151
Accounts payable	3,661	1,689
Accrued liabilities	378	(1,078)

Net cash provided by operating activities	8,022	1,539

Cash flows from investing activities:
Purchases of available-for-sale investments	(39,802)	(23,106)
Sales and maturities of available-for-sale investments	30,068	52,871
Purchases of held-to-maturity investments	(46,990)	(45,000)
Maturities of held-to-maturity investments	65,540	27,000
Proceeds from sales of property and equipment	9	90
Purchases of property and equipment	(1,635)	(1,302)
Acquisition of businesses, net of cash acquired	(500)	(4,365)

Net cash provided by investing activities	6,690	6,188

Cash flows from financing activities:
Proceeds from issuance of common stock	7,516	1,253
Repurchase of common stock	—	(11)

Net cash provided by financing activities	7,516	1,242

Effect of exchange rate changes on cash and cash equivalents	30	58
Net increase in cash and cash equivalents	22,258	9,027
Cash and cash equivalents, beginning of period	7,856	29,710

Cash and cash equivalents, end of period	$30,114	$38,737

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$110	$—

Supplemental non-cash investing and financing activities:
Accrued liabilities recorded for the receipt of fixed assets and inventories from Fibercom	$—	$321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) provides design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. The Company’s broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing through its facilities in Zhuhai and Shanghai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in Fremont, California and has a research facility in Wuhan, China. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.
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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2007, the results of its operations for the three and nine-month periods ended March 31, 2007 and 2006 and its cash flows for the nine-month periods ended March 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K.

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
     Certain items previously reported in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation. Such reclassifications had no effect on previously reported financial position, results of operations or cash flows.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$4,279	$1,028	$10,165	$(6)

Denominator:
Weighted average shares outstanding — basic	22,202	21,355	21,920	21,316
Effect of dilutive potential common shares	809	879	966	—

Weighted average shares outstanding — diluted	23,011	22,234	22,886	21,316

Net income (loss) per share — basic	$0.19	$0.05	$0.46	$(0.00)

Net income (loss) per share — diluted	$0.19	$0.05	$0.44	$(0.00)

Antidilutive stock options not included in net income (loss) per share calculation	1,719	1,069	1,712	2,952

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
     The reconciliation of net income (loss) to comprehensive income for the three and nine months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income (loss)	$4,279	$1,028	$10,165	$(6)
Unrealized gain (loss) on investments	25	5	55	(31)
Change in cumulative translation adjustments	528	290	1,310	1,183

Total comprehensive income	$4,832	$1,323	$11,530	$1,146

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
     Short-term and long-term investments at March 31, 2007 and June 30, 2006 consist of the following (in thousands):

	March 31, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$136	$136	$—	$—	$136
Obligations of states and political subdivisions	23,900	23,900	—	—	23,900
Corporate securities	50,436	50,444	1	(14)	50,431
United States government agencies	57,000	57,000	—	(130)	56,870

Total short-term investments	131,472	131,480	1	(144)	131,337

Long-term investments:
United States government agencies	40,000	40,000	3	(8)	39,995

Total long-term investments	40,000	40,000	3	(8)	39,995

Total investments	$171,472	$171,480	$4	$(152)	$171,332

	June 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$390	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	43,618	43,677	1	(180)	43,498
United States government agencies	54,987	55,001	—	(440)	54,561

Total short-term investments	117,395	117,468	1	(620)	116,849

Long-term investments:
Corporate securities	3,029	3,029	—	(7)	3,022
United States government agencies	60,000	60,000	—	(525)	59,475

Total long-term investments	63,029	63,029	—	(532)	62,497

Total investments	$180,424	$180,497	$1	$(1,152)	$179,346

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2007 and June 30, 2006 are presented in the following tables (in thousands):

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$136	$—	$—	$136
Obligations of states and political subdivisions	23,900	—	—	23,900
Corporate securities	31,395	—	(8)	31,387
United States government agencies	2,000	—	—	2,000

Total available-for-sale investments	57,431	—	(8)	57,423

Held-to-maturity investments:
Corporate securities	19,049	1	(6)	19,044
United States government agencies	95,000	3	(138)	94,865

Total held-to-maturity investments	114,049	4	(144)	113,909

Total investments	$171,480	$4	$(152)	$171,332

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	23,867	1	(60)	23,808
United States government agencies	5,000	—	(14)	4,986

Total available-for-sale investments	47,657	1	(74)	47,584

Held-to-maturity investments:
Corporate securities	22,839	—	(127)	22,712
United States government agencies	110,001	—	(951)	109,050

Total held-to-maturity investments	132,840	—	(1,078)	131,762

Total investments	$180,497	$1	$(1,152)	$179,346

     Realized gains (losses) on sales of available-for-sale securities in the three and nine months ended March 31, 2007 and 2006 were not material. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2007 (in thousands):

	March 31, 2007
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$14,949	$(8)	$—	$—	$14,949	$(8)

Total available-for-sale investments:	14,949	(8)	—	—	14,949	(8)

Held-to-maturity investments:
Corporate securities	10,025	(6)	—	—	10,025	(6)
United States government agencies	9,992	(8)	49,869	(130)	59,861	(138)

Total held-to-maturity investments	20,017	(14)	49,869	(130)	69,886	(144)

Total investments in loss position	$34,966	$(22)	$49,869	$(130)	$84,835	$(152)

     The amortized cost and estimated fair value of debt securities at March 31, 2007 and June 30, 2006 by contractual maturities, are shown below (in thousands):

	March 31, 2007		June 30, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$27,131	$27,123	$28,357	$28,284
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	30,300	30,300	19,300	19,300

Total available-for-sale investments	57,431	57,423	47,657	47,584

Held-to-maturity investments:
Due in one year or less	74,049	73,914	69,811	69,265
Due in one year to five years	40,000	39,995	63,029	62,497

Total held-to-maturity investments	114,049	113,909	132,840	131,762

Total investments	$171,480	$171,332	$180,497	$179,346

     The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2004. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $0 and $10,000 as of March 31, 2007 and June 30, 2006, respectively.
6. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands):

	March 31,	June 30,
	2007	2006

Inventories, net:
Raw materials	$6,683	$5,588
Work-in-process	4,895	2,365
Finished goods	360	—

Total	$11,938	$7,953

7. Property, Plant and Equipment. Property, plant and equipment consist of (in thousands):

	March 31,	June 30,
	2007	2006

Property, plant and equipment:
Production and engineering equipment	$35,294	$32,277
Computer equipment and software	6,621	6,464
Building and building improvements	15,580	15,151
Land	1,949	1,949

Sub-total	59,444	55,841
Less: Accumulated depreciation and amortization	(37,125)	(32,398)

Total	$22,319	$23,443

8. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of F3 Inc. and Fibercom Optics Communications Corp. in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2007	(in Years)	Amount	Amortization	Net

Technology	4	$921	$318	$603
Trade name	3	163	77	86
Customer relationships	3	253	99	154

Total		$1,337	$494	$843

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2006	(in Years)	Amount	Amortization	Net

Technology	4	$921	$145	$776
Trade name	3	163	36	127
Customer relationships	3	253	36	217

Total		$1,337	$217	$1,120

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Reported as:

Cost of revenues	$57	$55	$172	$91
Operating expenses	35	27	105	45

Total	$92	$82	$277	$136

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2007	$93
2008	368
2009	297
2010	85

$843

     At March 31, 2007 and June 30, 2006, the Company had goodwill of $574,000.
9. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2007	2006

Accrued liabilities:
Payroll and related expenses	$1,428	$1,489
Accrued sales commission	553	469
Accrued warranty	430	405
Accrued professional fees	912	975
Remaining amounts payable for acquisitions	—	510
Other	2,799	2,368

Total	$6,122	$6,216

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at the beginning of the period	$400	$581	$405	$560
Accruals for warranties issued during the period	68	44	157	200
Accruals related to pre-existing warranties including expirations and changes in estimates	(18)	(80)	25	(130)
Cost of warranty repair	(20)	(119)	(157)	(204)

Balance at the end of the period	$430	$426	$430	$426

11. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the three and nine months ended March 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock compensation expense by type of award:
Employee stock options	$952	$508	$2,976	$1,519
Employee stock purchase plan	43	84	199	324
Net change of amounts capitalized as inventory	—	3	—	(8)

Total stock compensation expense	995	595	3,175	1,835
Tax effect on stock compensation expense	(348)	(208)	(1,111)	(642)

Net effect on net income (loss)	$647	$387	$2,064	$1,193

Effect on net income (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.06)

Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.06)

     During the three and nine months ended March 31, 2007, the Company granted 84,900 and 446,812 stock options, respectively, with an estimated total grant-date fair value of $649,000 and $3,422,000, respectively. The Company estimated that the stock compensation for the awards granted in the three and nine months ended March 31, 2007 not expected to vest was $90,000 and $435,000 respectively. During the three and nine months ended March 31, 2007, the Company recorded stock compensation related to stock options of $952,000 and $2,976,000, respectively.
     As of March 31, 2007, the unrecorded stock compensation balance related to nonvested stock options was $9.5 million and will be recognized over an estimated weighted average amortization period of 2.9 years. Approximately $8,000 of stock compensation was capitalized as inventory at March 31, 2007. The

Company elected not to capitalize any stock compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Risk-free interest rate	4.77%	4.59%	4.77%	4.30%
Expected term	4.6 years	4.9 years	4.7 years	4.8 years
Expected dividends	0%	0%	0%	0%
Volatility	47%	45%	48%	46%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Risk-free interest rate	NA(1)	NA(1)	4.95%	4.34%
Expected term	NA	NA	1.3 years	1.3 years
Expected dividends	NA	NA	0.00%	0%
Volatility	NA	NA	48%	45%

(1)     No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended March 31, 2007 or 2006.
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
     The weighted-average fair value of the options granted under the stock option plans was $7.64, $7.97, $7.47 and $5.28 per share for the three and nine months ended March 31, 2007 and 2006, respectively. The weighted-average fair value of the purchase rights under the Company’s employee stock purchase plan was $7.48 and $4.19 per share for the nine months ended March 31, 2007 and 2006, respectively. No purchase rights were granted during the three months ended March 31, 2007 or 2006.
Equity Incentive Program

     In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of March 31, 2007, 6,477,089 shares of common stock were reserved for issuance under the 2000 Plan. The number of shares of common stock reserved for issuance is automatically increased on January 1 of each year, by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. The Board of Directors elected not to increase the number of authorized shares under the 2000 Plan for each of fiscal 2004, 2005 and 2006. Over the ten-year term of the 2000 Plan, no more than 7,142,857 shares may be reserved for issuance pursuant to the exercise of incentive stock options.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2004	5,065,272	2,827,761	$15.8655

Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481

Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired (1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	15.2351

Options granted	(446,812)	446,812	17.3086
Options exercised	—	(637,513)	11.0763
Options canceled	67,181	(67,181)	15.8753

Balance, March 31, 2007	3,646,536	3,383,447	$16.2144

(1)     The shares were originally available for grant under the Company’s 1995 Stock Option Plan, which expired in 2005, ten years after its adoption.
     The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2007				at March 31, 2007
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Range of Exercise Price	Outstanding	(in Years)	Price	(in thousand)	Outstanding	(in Years)	Price	(in thousand)
$0.0001 - $2.0000	12,293	2.0	$0.6386	$213	12,293	2.0	$0.6386	$213
$4.0001 - $5.0000	806,615	5.5	4.6282	10,762	806,615	5.5	4.6282	10,762
$5.0001 - $10.0000	83,061	4.8	8.1084	819	82,668	4.8	8.1054	815
$10.0001 - $11.0000	310,119	8.0	10.2324	2,400	100,045	7.8	10.1870	779
$12.0000 - $13.0000	281,840	8.1	12.3364	1,588	99,709	7.7	12.5019	545
$13.0001 - $15.0000	297,934	8.0	14.0981	1,154	116,984	6.4	13.6639	504
$15.0001 - $17.0000	108,528	9.0	16.7665	131	18,714	5.0	15.8157	40
$17.0001 - $19.0000	220,396	6.1	18.2328	31	160,586	5.3	18.0965	25
$19.0001 - $20.0000	92,215	9.5	19.7000	—	—	—	—	—
$20.0001 - $21.0000	790,170	9.2	20.2317	—	2,284	9.6	20.0900	—
$28.0000 - $37.0000	299,650	3.3	35.5272	—	299,650	3.3	35.5272	—
$42.0000 - $140.0000	80,626	3.5	65.8450	—	80,626	3.5	65.8450	—

	3,383,447	7.0	$16.2144	$17,098	1,780,174	5.3	$15.4354	$13,683

Vested and expected to vest	3,142,411	6.6	$16.1750	$16,515

     As of June 30, 2006, options to purchase 2,095,338 shares at weighted average exercise price of $14.8949 per share were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.97 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 1,295,950. The total intrinsic value of options exercised during the three and nine months ended March 31, 2007 and 2006 was $702,000, $6.0 million, $282,000 and $530,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three and nine months ended March 31, 2007 and 2006 was approximately $259,000, $7.1 million, $616,000 and $913,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three and nine months ended March 31, 2007 and 2006 was $43,000, $199,000, $84,000 and $324,000, respectively. No shares were purchased under the employee stock purchase plan during the three months ended March 31, 2007 or 2006.

     At March 31, 2007, a total of 632,048 shares were reserved and available for issuance under the Company’s employee stock purchase plan. The number of shares reserved for issuance under this plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The Board of Directors elected not to increase the number of authorized shares under the Company’s employee stock purchase plan for each of fiscal 2004, 2005 and 2006. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.

12. Repurchase of Common Stock. On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the Company’s buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company did not make any repurchases during the nine months ended March 31, 2007. As of March 31, 2007, repurchases of an aggregate of $35.2 million have been made under the Company’s repurchase program.
13. Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006 . The Company does not believe that the adoption of SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to the amount remaining under the deductible of $1.0 million of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s business, financial condition and results of operations.
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
15. Subsequent Events. On April 22, 2007, the Company entered into an agreement with The Furukawa Electric Co., Ltd. (“Furukawa”) to acquire a majority interest in Optical Communication Products, Inc. (“OCP”), a designer and manufacturer of fiber-optic communication components and subsystems. Under the terms of the agreement, the Company has agreed to acquire all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of the Company’s common stock. The Company has also delivered to OCP’s board of directors an offer to acquire the remaining outstanding shares of OCP at a price of $1.50 per share in cash, subject to certain conditions.
     On May 4, 2007, OCP announced that the Special Committee of its board of directors had adopted shareholder rights plan. The shareholder rights plan, or “poison pill,” is designed to, among other things, prevent the Company from consummating its transaction to acquire Furukawa’s OCP shares. The poison pill will expire on June 2, 2007, unless extended. On May 7, 2007, the Company filed an action in the Delaware Court of Chancery seeking a declaration that the poison pill is invalid insofar as it attempts to prevent the sale of Furukawa’s OCP shares to Oplink, an injunction preventing OCP or the Special Committee from taking further actions to implement the poison pill, a declaration affirming the right of Oplink and Furukawa to proceed with their announced transaction, and other relief, including money damages. We expect to close the purchase of the OCP shares from Furukawa during the quarter ending June 20, 2007.
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
Overview
     We provide design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, we offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. Our broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing through our facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in Fremont, California and have a research facility in Wuhan, China. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.
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
     We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, we have developed over 170 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the two following major groups: bandwidth creation products, which include wavelength expansion and optical amplification products; and bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products. A significant proportion of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers. However, our bandwidth management products, especially our new reconfigurable optical add-drop multiplexer (ROADM) switching and routing product, have accounted for a substantial majority of our recent revenue growth. Because the majority of the components for our ROADM product are obtained from third party vendors, gross profit margins for this product are lower than the margins for our other products. The increase in the percentage of our total revenues represented by sales of the ROADM product has resulted in a decline in our gross profit margins for the second and third fiscal quarters of 2007. To the extent that our ROADM product revenues continue to increase faster in future periods than revenues from our other products, our gross profit margins will continue to decline.
     On April 22, 2007 we entered into an agreement with The Furukawa Electric Co., Ltd. (“Furukawa”) to acquire a majority interest in Optical Communication Products, Inc. (“OCP”), a designer and manufacturer of fiber-optic communication components and subsystems. Under the terms of the agreement, we have agreed to acquire all shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of our common stock. On May 4, 2007, OCP announced that the Special Committee of its board of directors had adopted a shareholder rights plan. The shareholder rights plan, or “poison pill,” is designed to, among other things, prevent us from consummating the transaction to acquire Furukawa’s OCP shares. On May 7, 2007, we filed an action in the Delaware Court of Chancery seeking to have the poison pill declared invalid. We expect to close the purchase of the OCP shares from Furukawa during the quarter ending June 30, 2007.
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
     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
•	revenue recognition and product returns;

•	warranty obligations;

•	risk evaluation;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	long-lived asset valuation;

•	business combination;

•	deferred taxes; and

•	stock compensation.
     This is not a comprehensive list of all of our accounting policies. As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2007 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2006 filed with the SEC on September 15, 2006. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Revenues	$27,620	$14,597	$13,023	89.2%	$70,287	$37,931	$32,356	85.3%
     The increase in revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to increased unit shipments, primarily of our optical switching and routing products and to a lesser extent optical amplification products and optical conditioning and monitoring products to existing and new customers. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. Approximately 80% of the total increase in revenue is due to sales of our new ROADM optical switching and routing product to an existing customer and for which the primary and majority of the components are obtained from third party vendors. The increase in revenue from increased unit shipments was partially offset by decreases in the average selling prices of our products during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     The increase in revenue for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 was primarily due to increased unit shipments of our optical switching and routing products, in particular, our ROADM optical switching and routing product to an existing customer. Additionally, unit shipments of our optical amplification products and our optical conditioning and monitoring products increased during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. The increase in revenue from increased unit shipments was also partially offset by decreases in the average selling prices of our products during the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2007. We expect an increase of approximately 10% in revenue in the fourth quarter of fiscal 2007 from the third quarter of fiscal 2007 and anticipate that the increase will primarily be due to increased sales of our products other than our ROADM optical switching and routing product.
     Gross Profit:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Gross profit	$7,036	$4,319	$2,717	62.9%	$19,575	$10,310	$9,265	89.9%
Gross profit margin	25.5%	29.6%			27.9%	27.2%

     The increase in gross profit for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 was primarily due to a higher number of unit shipments partially offset by slightly higher production labor and manufacturing overhead expenses associated with the higher unit shipments. Our gross profit for the three months ended March 31, 2007 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $298,000, compared to the unexpected sale of inventory that had been previously fully reserved of $192,000 in the three months ended March 31, 2006. Our gross profit for the nine months ended March 31, 2007 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $957,000, compared to the unexpected sale of inventory that had been previously fully reserved of $434,000 in the nine months ended March 31, 2006.
     Our gross profit margin decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to higher material costs relative to revenue, which is primarily due to sales of the ROADM optical switching and routing product for which the primary and majority of the components are obtained from third party vendors. The decrease was partially offset by lower production labor and manufacturing overhead expenses relative to revenue. Our gross profit margin increased for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 due to production labor and manufacturing overhead expenses relative to revenue being lower, partially offset by higher material costs relative to revenue, which is primarily due to sales of the ROADM optical switching and routing product for which primary and majority of the components are obtained from third party vendors.
     Our gross profit margin for the three months ended March 31, 2007 decreased to 25.5%, down from 27.8% for the three months ended December 31 and 31.2% for the three months ended September 30, 2006, primarily due to increased sales of our ROADM optical switching and routing product, which has lower gross margins due to the significant amount of third party components incorporated into it. We expect our overall gross profit margin in the fourth quarter of fiscal 2007 to increase slightly, compared to the gross profit margin in the third quarter of fiscal 2007, as the result of sales of our non-ROADM products increasing to a greater extent than sales of our ROADM product. However, if our ROADM product revenues increase faster than the revenues from our other products, our gross profit margins will most likely decline.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Research and development	$1,487	$1,688	$(201)	(11.9)%	$4,760	$4,821	$(61)	(1.3)%
     Research and development expenses decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to lower non-recurring engineering charges incurred by our subsidiary, F3 Inc. (“ F3”). Research and development expenses for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 were substantially unchanged. Higher expenses in China were offset by lower expenses in the United States as research and development programs were transitioned to China. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, including stock compensation expense, to slightly increase in the fourth quarter of fiscal 2007 compared to the third quarter of fiscal 2007.
     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Sales and marketing	$1,623	$1,204	$419	34.8%	$4,613	$3,258	$1,355	41.6%
     The increases in sales and marketing expense for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 were primarily due to higher sales commission and personnel expenses resulting from higher revenue and sales activity as well as expenses resulting from the acquisition of F3 in Taiwan in the second quarter of fiscal 2006 and the acquisition of Fibercom in Taiwan in the fourth quarter of fiscal 2006. We expect our sales and marketing expense, including stock compensation expense, to slightly increase in the fourth quarter of fiscal 2007 compared to the third quarter of fiscal 2007 as a result of the anticipated higher revenue.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

General and administrative	$2,105	$1,729	$376	21.7%	$6,815	$5,595	$1,220	21.8%
     The increase in general and administrative expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to higher stock compensation expense as a result of the granting of stock options. The increase in general and administrative expenses for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 was due to higher stock compensation expense as a result of the granting of stock options and a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of an existing stock options as a result of a change in the tax laws. We expect our general and administrative expenses, including stock compensation expense, in the fourth quarter of fiscal 2007 to be approximately equal to or slightly higher than the expense in the third quarter of fiscal 2007.
     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Stock compensation expense	$995	$595	$400	67.2%	$3,175	$1,835	$1,340	73.0%

     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 11 — Stock Compensation). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     The increases in stock compensation expense for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 were due to the granting of more stock options subsequent to fiscal 2006 and a lower estimated forfeiture rate of our stock options for the three and nine months ended March 31, 2007 based on an update to our historical experience of option pre-vesting cancellations.
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
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change

Interest and other income, net	$2,511	$1,843	$668	36.2%	$7,016	$5,036	$1,980	39.3%
     The increases in interest income for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 were primarily due to higher yields on our investments and cash generated from our operations. The average rate of return for the three and nine months ended March 31, 2007 was 5.2% and 4.9%, respectively as compared to the average rate of return of 3.9% and 3.6%, respectively, for the three and nine months ended March 31, 2006. We anticipate the average rate of return on our investments in the fourth quarter of fiscal 2007 to remain at approximately the same level as the average rate of return in the third quarter of fiscal 2007. On April 22, 2007, we entered into an agreement with Furukawa to acquire a majority interest in OCP. Under the terms of the agreement, we have agreed to acquire all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of our common stock. If the closing of the transaction occurs during the quarter ending June 30, 2007, the fourth quarter of our fiscal year, our interest and other income in the fourth quarter of fiscal 2007 will be lower than the income in the third quarter of fiscal 2007 primarily due to a lower balance of cash and cash equivalents and investments as a result of an anticipated cash payment to Furukawa.
     Provision for Income Taxes. We have recorded a gross deferred tax asset of $49.9 million as of March 31, 2007, which net of a valuation allowance reduces the net deferred tax asset to zero, an amount that management believes will more likely than not be realized.
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $10,000, $125,000, $41,000 and $41,000 for the three and nine months ended March 31, 2007 and 2006, respectively. The effective tax rate for three and nine months ended March 31, 2007 and 2006 differs from the statutory rate. This is primarily due to the benefiting of net operating losses based on current earnings.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $13.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2007. As of March 31, 2007, we had cash, cash equivalents and short-term and long-term investments of $201.6 million and working capital of $185.6 million.
     On April 22, 2007, we entered into an agreement with The Furukawa Electric Co., Ltd. (“Furukawa”) to acquire a majority interest in Optical Communication Products, Inc. (“OCP”), a designer and manufacturer of fiber-optic communication components and subsystems. Under the terms of the agreement, we have agreed to acquire all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of our common stock. If the closing of the transaction occurs during the quarter ending June 30, 2007, the fourth quarter of our fiscal year, the sum of our cash, cash equivalents and short-term and long-term investments at the end of the fourth quarter of fiscal 2007 will be significantly lower than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the third quarter of fiscal year 2007 due to the anticipated payment to Furukawa during the fourth quarter of fiscal 2007.
     Nine Months Ended March 31, 2007
     Our operating activities provided cash of $8.0 million in the nine months ended March 31, 2007 as a result of our net income for the nine months ended March 31, 2007 of $10.2 million increased by $7.1 million primarily for the non-cash charges of depreciation and amortization of property and equipment and stock compensation expense and reduced by the use of cash as a result of a net change in assets and liabilities of $9.3 million.
     In the nine months ended March 31, 2007, the use of cash as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expense and other current assets, and accounts payable.
     Accounts receivable used $7.9 million of cash during the nine months ended March 31, 2007 primarily due to increased shipments during the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Day sales outstanding in accounts receivable ended the third quarter of fiscal 2007 at 71 days, as compared to 72 days at the end of the fourth quarter of fiscal 2006. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter than the beginning and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $3.6 million of cash during the nine months ended March 31, 2007 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

     Prepaid expenses and other current assets used $2.5 million of cash during the nine months ended March 31, 2007 primarily due to an increase in interest receivable and conversion of accounts receivable to short-term notes by certain customers. Interest receivable increased primarily due to the timing of interest payments generated by our investments and higher yields on our investments.
     Accounts payable provided cash of $3.7 million during the nine months ended March 31, 2007 primarily due to higher inventory purchases as a result of the higher demand for our products by our customers.
     Our investing activities provided cash of $6.7 million in the nine months ended March 31, 2007. The net cash provided by investing activities in the nine months ended March 31, 2007 was primarily due to sales or maturities of investments of $95.6 million partially offset by purchases of investments of $86.8 million resulting in an increase of cash of $8.8 million. We used approximately $1.6 million to purchase equipment in the nine months ended March 31, 2007. We paid $500,000 in connection with the acquisition of the assets of Fibercom Optics Communication Corp. During the remaining three months of fiscal 2007, we expect to use approximately $1.0 million for capital expenditures worldwide.
     Our financing activities provided cash of $7.5 million in the nine months ended March 31, 2007 due to proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.
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
Contractual Obligations
     Our contractual obligations as of March 31, 2007 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$16,848	$16,848	$—	$—	$—
Operating leases	494	374	120	—	—

Total	$17,342	$17,222	$120	$—	$—

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We do not believe that the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We do not believe that the adoption of SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS No. 157 will have a material effect on our financial position, results of operations or cash flows.
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
     As of March 31, 2007, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities. At March 31, 2007, we invested $30.3 million in auction rate securities, which were classified as short-term investments. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We can sell these auction rate securities at par and at our discretion at the interest rate reset date.
     As of March 31, 2007, our long-term investments primarily consisted of corporate bonds and government debt securities with maturities of less than two years from March 31, 2007. We invest our excess cash in long-term investments to take advantage of higher yields generated by these investments. As of March 31, 2007, we had $144,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our current investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2007	2007	2006	2006
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$12,949	5.3%	$1,195	5.0%
Cash equivalents — fixed rate	2,891	5.3%	—	—
Short-term investments — variable rate	30,480	4.6%	24,669	4.0%
Short-term investments — fixed rate	100,992	5.1%	92,726	4.2%
Long-term investments — fixed rate	40,000	5.4%	63,029	4.9%

Total	$187,312		$181,619

	Expected Fiscal Year Maturity Date
	2007	2008	2009	Total	Fair Value

Long-term investments — fixed rate	$—	$5,000	$35,000	$40,000	$39,995
Average interest rate	—	5.4%	5.4%	5.4%
Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. However, a 10% fluctuation in the dollar at March 31, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
     In July 2005, China uncoupled Renminbi from the U.S. dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. As of

March 31, 2007, Renminbi further appreciated by 4.5% against the U.S. dollar. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a formal settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. Pending final approval of the settlement, we continue to believe that the action against us is without merit and intend to defend against it vigorously.
     On May 7, 2007, we filed a complaint in the Court of Chancery of the State of Delaware against Optical Communication Products, Inc. (“OCP”) and the members of the Special Committee of its board of directors seeking a declaration that the shareholder rights plan adopted by the Special Committee in response to our announced transaction with The Furukawa Electric Co., Ltd. (“Furukawa”) is invalid insofar as it attempts to prevent our purchase of Furukawa’s OCP shares, an injunction preventing OCP or the Special Committee from taking further actions to implement the shareholder rights plan, a declaration affirming our right to proceed with the transaction with Furukawa, and other relief, including money damages.
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
     We have incurred significant losses in the past and we may incur losses in the future. We incurred net losses of $2.6 million, $6.4 million and $36.8 million for the years ended June 30, 2005, 2004 and 2003, respectively. With the exception of the fourth quarter of fiscal 2005 when we were profitable due to a one time benefit of $1.3 million from the resolution of vendor liabilities, we did not achieve profitability on a quarterly or annual basis prior to fiscal 2006. As of March 31, 2007, we had an accumulated deficit of $215.0 million. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.
We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.
     We depend upon a small number of customers for a substantial portion of our revenues. Our top five customers, although not the same five customers for each period, together accounted for 68%, 63%, 52% and 63% of our revenues in the three and nine months ended March 31, 2007 and the fiscal years ended June 30, 2006 and 2005, respectively. In addition one customer accounted for 44% of our revenue in the three months ended March 31, 2007 and 32% of our revenue in the nine months ended March 31, 2007. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. Loss or cancellations of orders from, or any further downturn in the business of, any of our customers without an increase in sales from other customers could harm our business. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.
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
     Our ROADM product accounted for 39% and 29% of our revenues in the three and nine months ended March 31, 2007, and for 80% and 61% of the revenue growth for such periods, respectively. Any decline in the price of, or demand for, our ROADM product, or our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Because our ROADM customer is the sole-source supplier of such product for the end-user customer, there is a risk that the end-user customer will seek alternative sources of supply, and reduce orders from our customer, which would reduce our revenues. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.
     Even if revenues from our ROADM product are not diminished by price declines, lack of broad market acceptance, reductions in demand or the introduction of competing ROADM products or an acquisition of the vendor that provides the primary and critical component to our ROADM product by another company, and sales of our ROADM product continue to be strong, our overall gross margins will continue to be negatively affected by sales of our ROADM product. Gross profit margins for this product are significantly below the average margins of our other products. In the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, the ROADM product revenues increased significantly faster than the revenues for our other products. The result of the lower margins for the ROADM product and faster revenue growth has been a decline in our gross profit margins. Should the ROADM product revenues grow faster than the revenues of our other products, our gross profit margins will decline further.
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
     As previously announced, on April 22, 2007, we entered into a definitive agreement with The Furukawa Electric Co., Ltd. (“Furukawa”) to acquire a majority interest in Optical Communication Products, Inc. (“OCP”), a designer and manufacturer of fiber-optic communication components and subsystems. Under the terms of the agreement, we have agreed to acquire all shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of our common stock. We also intend to acquire the remaining 42% of OCP’s outstanding shares, and to this end have delivered to OCP’s board of directors an offer to acquire the remaining shares at a price of $1.50 per share in cash, subject to certain conditions. There is no guarantee that we will be successful in acquiring the remaining outstanding shares of OCP. If we are not successful in acquiring all of the remaining shares of OCP, then our ability to realize the expected benefits of the transaction may be limited, because, among other reasons, we would not be able to integrate the businesses of Oplink and OCP or realize any anticipated synergies. Further, even if we are successful in acquiring all of the shares of OCP, the acquisition may prove unfavorable to us and our stockholders, because we may not realize expected benefits or synergies, we may not be able to successfully integrate OCP’s business with our own, the price paid for OCP and the expenses incurred in the transaction may be higher than the actual value of the acquired business, or consolidating OCP’s operating results with our own may impair our consolidated operating results, due to OCP’s lower gross margins, higher operating expenses, and lack of profitability.
Our wavelength expansion products have accounted for a significant proportion of our revenues, and our revenues could be harmed if the price of, or demand for these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a significant proportion of our revenues in the three and nine months ended March 31, 2007 and the fiscal years ended June 30, 2006 and 2005. These products include, among others, wavelength division multiplexers. These products accounted for 27%, 33%, 51% and 44% of our revenues in the three and nine months ended March 31, 2007 and the fiscal years ended June 30, 2006 and 2005, respectively. During the prior four quarters, we have experienced a slight downward trend in revenues on wavelength division multiplexers. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
•	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties, which most likely would cause our gross profit margin to decline;

•	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities, which most likely would cause our gross profit margin to decline;

•	fluctuation in the mix of products sold towards products with lower margins such as ROADM’s;

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
     Additional risks associated with managing our manufacturing processes and capability in China include:
•	our ability to procure the necessary raw materials and equipment on a timely basis;

•	a potential lack of availability of qualified management and manufacturing personnel;

•	our ability to maintain quality;

•	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations;

•	vulnerability of telecommunications networks in East Asia to natural disasters, such as the recent earthquake that damaged several undersea fiber-optic cables responsible for Internet and telephone connections with parts of China; and

•	our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.
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
     Our ROADM product accounted for 39% and 29% of our revenues in the three and nine months ended March 31, 2007. The primary and majority of the components in the ROADM product are obtained from third party vendors. A delay, reduction or termination of the supply of any of these components from any of the third party vendors could materially impact our revenues and operating results.
We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.
     The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in. Several companies are capable of producing ROAMD products, which accounted for 39% and 29% of our revenues in the three and nine months ended March 31, 2007. Should these companies successfully compete with us at our customer or sell ROADM products directly to our customer’s customer then our revenue and operating results could be materially impacted. There is significant interest and competition in the ROADM product market.
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
     We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
•	disruptions to commercial activities or damage to our facilities as a result of natural disasters,

political unrest, war, terrorism, labor strikes, and work stoppages;
•	disruptions of telecommunications networks due to natural disasters, such as the recent earthquake that damaged several undersea fiber-optic cables responsible for Internet and telephone connections with parts of China;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	unexpected changes in regulatory or certification requirements for optical systems or networks;

•	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

•	economic instability;

•	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

•	power shortages at our manufacturing facilities in China, which may lead to production delays.
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
     In addition, events in China over which we have no control, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. Moreover, anti-

Japanese sentiment in China may lead to business disruptions. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.
We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.
     Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. For example, Renminbi-U.S. dollar exchange rate appreciated to 7.70 at March 31, 2007. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.
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
     Our subsidiaries located in China enjoy tax benefits in the form of tax holidays in China that are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first year when accumulated earnings have turned positive and a 50% reduction in the national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Furthermore, under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to an additional three-year reduction in national income tax by 50%, with a provision that the income tax rate as so reduced may not be lower than 10%. The Chinese government recently announced that preferential tax treatment for foreign enterprises has been repealed. Under the new tax law, unused tax holidays for existing foreign-invested enterprises will be grandfathered until they expire. However, if we do not generate taxable income by January 1, 2008, under the new tax law, the tax holiday is deemed to begin on January 1, 2008 and we may lose a portion or all of the benefits of the tax holiday. In addition, in order to qualify for such benefits, a foreign investment enterprise must be operated continuously for ten years. In the past our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to meet the operation requirement due to events outside of their control, they may be required to pay for income tax on past profits. If China further elects to repeal or reduce the tax benefits available to us in the future or we fail to continue to qualify for the tax benefits, our financial condition and results of operations may be adversely impacted.
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
     We are one of hundreds of defendants in a consolidated set of class action lawsuits, filed by plaintiffs (the “Plaintiffs”) against hundreds of public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”). In June 2003, Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiffs’ guaranteed recovery. In such event, our obligation would be limited to the amount remaining under the deductible of $1.0 million of our insurance policy. In September 2003, in connection with the tentative settlement, our officers and directors who entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2004, we executed a settlement agreement with the Plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. Pending final approval of the settlement, we continue to believe that the action against us is without merit and, we intend to defend against it vigorously.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting existed as of June 30, 2006, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in the future periods. If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that the Company’s internal control over financial reporting is effective as of the end of such fiscal year, or if the Company’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of the Company’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and the Company’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market.
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
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to March 31, 2007. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5	(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.33	(5)	Stock Purchase Agreement between Oplink Communications, Inc. and The Furukawa Electric Co., Ltd. dated April 22, 2007.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: May 11, 2007	By:	/s/ Bruce D. Horn
Bruce D. Horn
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5	(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.33	(5)	Stock Purchase Agreement between Oplink Communications, Inc. and The Furukawa Electric Co., Ltd. dated April 22, 2007.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.