Form 10-K
period 2007-07-01
OPLINK COMMUNICATIONS INC
filed 2007-09-14
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2007
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

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 30, 2006 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $292,338,343 based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, an aggregate of 7,942,097 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 31, 2007 approximately 23,197,754 shares of the registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after July 1, 2007, the end of the registrant’s fiscal year.

OPLINK COMMUNICATIONS, INC.

Form 10-K
July 1, 2007

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

Overview

Oplink provides design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Oplink’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. Oplink’s broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. Oplink offers advanced and cost-effective optical-electrical components and subsystem manufacturing facilities in Zhuhai and Shanghai, China. In addition, Oplink maintains optical-centric front-end design, application, and customer service functions at its headquarters in Fremont, California. Oplink also has a research and development facility in Wuhan, China. Oplink’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

On June 5, 2007, Oplink purchased approximately 58% of the outstanding common stock of Optical Communication Products, Inc. (“OCP”). OCP designs, manufactures and sells a comprehensive line of high performance, highly reliable fiber optic modules for the metropolitan area networking, local area networking and passive optical networking (“PON”) markets. These modules are integrated into systems that address the bandwidth limitations in metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. These products predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice, video and data traffic over public and private fiber optic networks.

Through internal research and development Oplink has developed over 175 standard products that are sold or integrated into custom solutions. Oplink provides customers with high quality optical subsystems and components that are used for bandwidth creation and management applied to all segments of the fiber optic network infrastructure including access, metro, and long haul.

Oplink builds these elements to the exacting requirements of the world’s leading optical networking equipment companies, and we work closely with customers during the product design and development cycle. This provides us with the ability to respond to the volume production requirements of our customers when their systems are ready for commercial deployment. Oplink supports customers’ volume, quality, and time-to-market requirements.

By combining in-house technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems and component solutions to meet the specific design needs of customers. Our U.S. headquarters are third-party certified to the ISO 9001 standard in research and manufacturing and our products meet the Telcordia compliance standards. Our manufacturing operations in Zhuhai and Shanghai, China, and OCP’s manufacturing operations in the Hsinchu Science-Based Industrial Park in Taiwan and in Woodland Hills, California are third-party certified to the TL9001, ISO14001 and ISO 9001-2000 standards.

Oplink was incorporated in California in September 1995 and reincorporated in Delaware in September 2000. We began delivering optical networking products to our customers in 1996. Oplink’s common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Oplink’s corporate headquarters are located at 46335 Landing Parkway, Fremont, California 94538. Oplink’s website is available on the Internet at www.oplink.com. Oplink’s website address is given solely for informational purposes; Oplink does not intend, by this reference, that its website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at its Internet address into this Annual Report on Form 10-K.

Oplink files electronically with the Securities and Exchange Commission, or SEC, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Oplink makes these reports available free of charge through its Internet website as soon as reasonably practicable after it has electronically filed such material with, or furnished it to, the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

On January 1, 2001, Oplink adopted a fiscal year which ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. In this report, for presentation purposes, Oplink presents each fiscal year as if it ended on June 30, and each fiscal quarter as if it ended on September 30, December 31 or March 31, as the case may be. For more information, please see Note 1 of the notes to consolidated financial statements included at the end of this report.

On November 7, 2005, Oplink announced a one-for-seven reverse split of its common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.

Our Solution

Oplink is a leader in the optical industry and is uniquely positioned to provide unparalleled OMS to its customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer’s specific needs.

The labor-intensive and variety-rich nature of optical equipment manufacturing makes Oplink’s OMS service the ideal solution for meeting the needs of system and subsystem companies for reliable and cost-effective manufacturing of optical equipment. Oplink possesses the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with pilot lines located in Fremont, California and facilities in Shanghai as well as a 250,000 square feet Class-10K clean room and a 500,000 square feet manufacturing facility in Zhuhai, China.

Oplink offers a wide range of engineering and design services, which include:

•	Optic-centric design;

•	Electrical system design;

•	Software and firmware development;

•	Thermal management;

•	Mechanical design;

•	System Integration; and

•	Compliance

Oplink offers our customers turn key solutions including the following value-added services.

•	Optical Product Design and Maximization. Oplink will provide optical design, mechanical design, printed Circuit Board (PCB) layout and electrical design and software & firmware design services to its customers.

•	Testing. Oplink will carry out full optical and electrical system and component testing for customers to test for reliability, compliance and subsystem integration.

•	Customer Care. Oplink will provide preorder and post-sales customer support, access to engineering support, flexible order fulfillment/shipment and customer training

•	System Integration. Oplink provides full system integration with performance testing, validation and guaranteed product performance. The integration and testing can be performed with any customer specified hardware or designs.

•	Procurement. Oplink leverages its extensive expertise in the optical industry in its selection of reliable suppliers with the highest quality products for our customers.

•	Expert Assembly and Packaging. Oplink offers extensive experience in integrated assembly and packaging optimization to meet even the most challenging specifications.

•	Comprehensive Supply Chain Management. Oplink employs a synchronized and fully integrated supply chain model that addresses integration challenges specific to the optical environment as well as key logistical concerns

•	Prototyping. To facilitate successful and timely new product introductions, Oplink’s manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

•	Global Distribution. Oplink provides customers with the flexible, worldwide shipment of assembled product.

Our Strategy

Oplink provides highly integrated optical sub-systems, design services and custom solutions to telecommunications equipment makers. By leveraging our well-established core competencies in optical design and packaging, we are able to serve not only telecommunications equipment makers, but also module and component makers in need of a manufacturing partner.

The core elements of our strategy are:

Continuous focus on our cost structure.  Oplink maintains vertically integrated photonic manufacturing facilities in low-cost overseas locations. Our low cost manufacturing facilities allows us to do full design work in-house which enables us to supply cutting edge products at the lowest possible cost in the industry.

In an industry characterized by intense price competition and at times price erosion, our low cost structure is a source of sustainable competitive advantage. The source of this sustainability comes from the fact that we believe our design and manufacturing facilities are difficult and expensive to replicate by other firms. Despite our existing streamlined cost structure, we continuously identify and implement cost-saving programs across our organization.

The increase in the world-wide demand for broadband increases the demand for our products. With our vertically integrated cost structure, increasing world-wide demand leads to greater capacity utilization and therefore greater operating leverage as fixed costs are spread over a greater number of manufactured units, resulting in improved gross margins.

One-Stop-Shop.  Oplink offers a one-stop-shop approach or turn-key solutions in its OMS service that provide customized solutions to our customers’ specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing.

Therefore, we believe that suppliers like Oplink who are able to offer a more integrated manufacturing solutions to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer’s time-to-market. We believe that offering broad solutions increases our penetration of existing customers.

Selectively pursuing acquisitions.  From time to time Oplink engages in strategic discussions with other companies. In an industry characterized with excess capacity and intense price competition, we believe there are merits in continued industry consolidation. We intend to play an active part in the consolidation of the industry and will consider using acquisitions as a vehicle to broaden our product portfolio, obtain critical technologies, strengthen our relationships with existing customers and to add new customers.

Products and Technologies

We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation and bandwidth management. Some of our products have attributes that combine both of these functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network. Excluding sales from OCP’s product portfolio, sales of our bandwidth creation products accounted for 45%, 69% and 65% of our revenues in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

Optical Switching and Routing Products.  As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations. Our optical switching and routing products include the following:

•	Switches. Optical switches are devices that can direct optical signals to different end destinations.

•	Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

•	Reconfigurable OADMs (“ROADMs”). ROADMs combine OADM functionality, optical wavelength selective switching, or WSS, and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

•	Circulators. Circulators consist of sophisticated micro-optic components that are used to direct optical signals between different fibers. Circulators are also used in optical amplifying applications and used in DWDM fiber grating based wavelength expansion products.

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

OCP’s Product Portfolio

The recent acquisition of OCP is expected to broaden Oplink’s portfolio of offerings and significantly expand its addressable market. OCP offers a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. OCP’s products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

OCP’s fiber optic products integrate advanced optical devices with mixed analog/digital integrated circuits. These circuits allow continuously varying signals and digital data to be designed in the same circuit rather than separate circuits. OCP’s products provide subsystem/module functionality over a wide variety of connectivity speeds, distances, standards and operating temperature ranges.

OCP’s products are engineered with varying levels of integration to suit OCP’s customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.

Transmitters and Receivers — Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. OCP offers separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

OCP’s optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, and Gigabit Ethernet transmission standards and are offered in a wide range of data rates, transmission distances and packaging options.

Transceivers — Optical transceivers are products that contain both a transmitter and a receiver in a single package and serve as high data rate interconnects between network devices, such as routers, switches, servers and access elements. OCP’s optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. OCP’s transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet, Gigabit Ethernet Passive Optical Network (GePON), Gigbabit Passive Optical Network (GPON), ESCON and Fiber Channel transmission standards.

SFP Transceivers — Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows OCP’s customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. OCP’s cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

OCP’s SFP transceiver is available in a variety of distances and speeds and uses the popular small form factor LC fiber optic connector interface, allowing fiber optic equipment makers to increase their port density. They are also offered in speeds from 155 Mb/s up to 2.5Gb/s including multimode LED and 850nm VCSEL light sources as well as single mode 1310nm and 1550nm lasers. OCP provides commercial and industrial temperature ranges for many of OCP’s SFP transceiver models.

CWDM Transceivers — Coarse wavelength division multiplexing, or CWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

OCP’s CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 100 Mb/s Fast Ethernet up to 2.5Gb/s SONET/SDH. OCP’s Gigabit Ethernet CWDM product family is available in an industrial operating temperature option (−40 to +85 degrees Celsius).

Bi-Directional Transceivers — Bi-Directional transceivers allow full duplex transmission utilizing a single fiber. These transceivers incorporate lasers, receivers and optical filters, allowing simultaneous transmission and reception from a single port or a single fiber. The advantage of Bi-Directional transceiver modules is lower material cost, lower installation cost and lower operational cost for fiber installations, as a result of having to purchase, install, maintain, and administer fewer fibers.

OCP’s Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates are 1250Mb/s and 125Mb/s, which are the Gigabit Ethernet and Fast Ethernet standard rates, respectively. Our Gigabit Ethernet and Fast Ethernet Bi-Directional product families are available in an industrial operating temperature option (−40 to +85 degree Celsius).

DWDM Transceivers — Dense wavelength division multiplexing, or DWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8 nm or 100GHz. DWDM transceivers enable an optical transport system to increase the transmission capacity over a single fiber.

OCP’s DWDM transceivers are available in the SFP package, and provide 44 wavelength channels. They are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.67Gb/s and accommodate reaches up to 200km.

GePON products — OCP’s GePON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GePON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules. The OLT module transmits via a 1490 nm FP laser source and the ONU unit transmits via a 1310 nm FP laser source.

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2007, we sold our products to over 381 companies worldwide, including sales from OCP products. Our top five customers, including sales from OCP products, although not the same five customers for each period, together accounted for 64%, 52% and 63% of our revenues in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2007. Flextronics Canada, Inc. (“Flextronics”) and Huawei each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2006. For fiscal 2006, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel Networks Corporation (“Nortel”). Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2006. Nortel, Flextronics and Huawei each also accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2005. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See “Concentration of Credit Risk” under Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

As the acquisition of OCP was consummated towards the end of fiscal 2007, the revenue derived from OCP products has not been significant for fiscal 2007. For fiscal 2008, we expect that a small number of end customers will continue to account for a significant portion of our total revenue as there is a large degree of customer overlap between Oplink and OCP.

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

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels, including seven international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2007, Oplink employed 29 people in sales, marketing and customer service and support in the U.S. and 22 people in sales and marketing in Asia, who manage key customer accounts and support our direct sales force, sales representatives and distributors. OCP employed 19, 7 and 4 people in those functions in the US, Asia and UK, respectively.

Our marketing team promotes our products within the communications industry as well as gathers and analyzes market research. Our intent is to become a market driven supplier that provides cost-effective, value-add solutions to our customer base. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort. Our web site provides customers with a comprehensive listing of our broad product portfolio. We provide extensive technical support to our customers during their design and qualification process as well as ongoing post-sales support.

OCP primarily sells its products through a worldwide direct sales force supported by independent manufacturers’ representatives and distributors. OCP maintains regional sales offices in Northern and Southern California, Texas, New Hampshire, Canada, the United Kingdom, Taiwan and Japan. In addition, OCP has direct sales personnel located on the East Coast of the United States, working from home offices. OCP’s customer service department is based in Woodland Hills, California and provides day-to-day updates on orders and deliveries to customers. OCP also has a satellite customer service operation in the United Kingdom.

Product Development

As of June 30, 2007, Oplink had 217 engineers involved in research and development of its products. Oplink’s engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary component and subsystem development center is located in Zhuhai, China and our access market system development center is located in Shanghai, China. Our research and development expense, including non-cash compensation expense, was $7.4 million, $6.7 million and $7.2 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. We spend a significant portion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems and components and to develop new technologies and products to serve the current and next-generation communication markets.

We believe that some of our competitors are developing products similar to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for any or all of the categories listed above.

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

Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 58,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining areas that are in excess of our current requirements.

We lease two facilities located in Shanghai, China, which are used for administration, manufacturing and research and development. Our Shanghai facilities total approximately 65,000 square feet. The leases for these two facilities expire in July 2008.

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

OCP, our majority-owned subsidiary, is in the process of transitioning its manufacturing operations to a third party contract manufacturer. Historically OCP assembled, burned in and tested all of its products in its facilities in Woodland Hills, California and in Hsinchu, Taiwan. OCP conducted all of its manufacturing engineering, quality assurance and documentation control at these facilities. In November 2006, OCP announced an agreement with SAE Magnetics (H.K.) Limited, a wholly-owned subsidiary of TDK Corporation to manufacture certain of their product lines in China commencing in July 2007. OCP intends to sell part of its existing manufacturing facilities in Woodland Hills, California and will reduce its workforces once manufacturing at SAE begins.

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink’s products undergo rigid qualification tests and studies and are conducted according to Telcordia standards. Oplink’s ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters have been modeled after the ISO 9001-1994 quality standard in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai and Shanghai, China are both third-party certified to the ISO 9001-2000 standard. In addition, our Zhuhai facility has recently been third-party recertified to TL 9000 Telecommunications quality standard and ISO 9001 and ISO 14001 environmental management standard.

Competition

The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

•	competitive pricing;

•	the quality of our manufacturing processes and products;

•	the breadth of our product line;

•	availability, performance and reliability of our products;

•	our ability to participate in the growth of emerging technologies;

•	the ability to win designs through prototyping;

•	established relationships with key customers;

•	ability to provide technical design support;

•	the compatibility of our products with existing communications networks;

•	manufacturing capacity and capability; and

•	our financial strength.

We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. Our primary competitors include Avago Technologies, Avanex Corporation, DiCon Fiberoptics, ExceLight Communications and its parent corporation, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, OpNext, Optium, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We believe that we primarily compete with diversified suppliers, such as JDS Uniphase, Santec Corporation and FDK Corporation, for the majority of our product line and to a lesser extent with niche players that offer a more limited product line. We also believe that JDS Uniphase has the greatest market share for fiber optic components and subsystems.

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

Intellectual Property

As of June 30, 2007, and excluding patents from OCP’s product portfolio, we have been granted 104 issued patents and have 4 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products, including DWDM interleavers, DWDM subsystems, multi-channel optic filter arrays, high reliability fused couplers, circulators, compact optical switches and polarization beam combiners. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 17 issued patents and 20 pending patent applications in the People’s Republic of China, 31 of which are counterparts to U.S. patents or patent applications.

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

On June 7, 2007 the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Before any defendant named in the complaint filed an answer, the Company, on August 24, 2007, filed in the same court a First Amended Complaint for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from Misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs.

On August 1, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed in the U.S. District Court for the Northern District of California a complaint for Declaratory Judgment Of Non-Infringement and Invalidity of Patents against the Company. The complaint seeks a judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that four patents held by the Company are invalid, and an award of attorney’s fees and costs.

Pursuant to a stipulation between the litigants, the U.S. District Court on August 29, 2007 ordered that the Company’s Amended Complaint be transferred to the U.S. District Court for the Northern District of California. O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. agreed to dismiss their complaint for Declaratory Judgment filed in Northern District but reserved the right to include the same declaratory relief causes of action as counterclaims in the legal proceeding initiated by the Company.

On April 12, 2002, OCP entered into a five-year license agreement with Stratos Lightwave, Inc. covering Stratos’ portfolio of optoelectronic transceiver patents. In addition, OCP acquired two licenses related to VCSEL technology resulting from OCP’s acquisition of certain assets of Cielo Communications. With the exception of these three licenses, OCP currently does not license to or from any other third parties the technology used in the manufacture of its fiber optic modules. In addition, no technology is transferred or licensed in connection with its supply relationship with Furukawa. Accordingly, Furukawa owns the technology relating to the manufacture of its laser and other products OCP purchases from Furukawa for incorporation into OCP’s products and may license or sell this technology to other parties.

Employees

As of June 30, 2007, Oplink had 78 full-time employees located in the United States, and 1,961 full-time employees located in Asia . None of our employees in the United States are represented by a labor union. All of our employees in Zhuhai are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.

As of June 30, 2007, OCP had 334 full-time employees located in the United States and 302 full-time employees located in Asia and Europe. OCP’s employees are not represented by any collective bargaining agreements and OCP has never experienced a work stoppage.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005

Revenues:
United States	$50,824	$14,750	$5,323
Europe	19,779	14,020	6,905
Asia	28,317	18,636	11,255
Canada	8,579	7,440	10,872

Totals	$107,499	$54,846	$34,355

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2007	2006

United States	$7,223	$5,604
Asia	21,385	17,839
Europe	299	—

Totals	$28,907	$23,443

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2007:

Name	Age	Position

Joseph Y. Liu	56	Chief Executive Officer, President and Director
Shirley Yin	39	Chief Financial Officer
Chi-Min (James) Cheng	61	General Manager, China/Macau
River Gong	44	Vice President, Sales
Thomas P. Keegan	53	General Counsel and Vice-President of Business Development
Robert Shih	43	Vice President and OCP Liaison
Yangfeng Yang	44	Vice President of Operations

Joseph Y. Liu, one of our founders, has served as our Chief Executive Officer and President since October 2002, and has served as a member of our Board of Directors since our inception in 1995. Previously, Mr. Liu served as our Chief Executive Officer from September 1999 to November 2001, and served as our Chairman of the Board of Directors from our inception in 1995 through May 2000 and again from November 2001 to August 2002. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu also served as a director of InterVideo, Inc., a DVD software provider, which was subsequently acquired by Corel Corporation. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

Shirley Yin has been at Oplink since June 2000 when she joined as our Accounting Manager and was promoted to Controller in October 2003. From July 2007 to August 2007, Ms. Yin held the position of Vice President, Finance, and Acting Chief Financial Officer. In August 2007, Ms. Yin was promoted to Chief Financial Officer. Before joining Oplink, Ms. Yin spent three years at PricewaterhouseCoopers as a Business Assurance Senior Associate. She is a Certified Public Accountant. Ms. Yin received a Bachelor of Economics in Business Management from Zhongshan University in China and her M.S. in Accountancy from the University of Southern California.

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

Thomas P. Keegan has served as our General Counsel and Vice-President of Business Development since August, 2007. From January 2003 to January 2006, Mr. Keegan was self-employed as an attorney with the Law Office of Thomas P. Keegan. From 1996 to January 2003, he was a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Keegan received his B.A. from St. Louis University in 1975 and his J.D. from Golden Gate University College of Law in 1988. He was admitted to practice law in the State of California in 1988 and is a member of the California State Bar Association. He also serves as a member of the board of directors of the Chinese Language Immersion Program Community Organization, a non-profit corporation.

Robert Shih has served as Vice President and OCP liason since August 2007 and prior to that he served as our Vice President of Business Development from August 2005. Before joining Oplink, Mr. Shih was Chief Executive Officer of Infomax Optical Technology Corporation, a fiber optics company. Mr. Shih joined Infomax through the acquisition of New Elite Technology Inc., where he was the CEO since January 2004. Prior to Infomax, Mr. Shih was with Finisar Corporation, a company that develops fiber optic subsystems, as the Vice President of Business

Development in Asia, and had joined Finisar through the acquisition of Demeter Technology Inc. Prior to Demeter, Mr. Shih was the Chief Technology Officer of AXT, Inc., a semi-conductor company, since 1998. Mr. Shih joined AXT through the acquisition of Alpha Photonics which he founded and managed since 1992. Prior to 1992, Mr. Shih was the Senior Scientist with Physical Optics Corporation, a fiber optics communications company. Mr. Shih received his Ph.D., M.S., and B.S. in Electrical Engineering from the University of California, Los Angeles.

Yangfeng Yang joined Oplink in January 1999 and most recently has served as our Vice President of Operations since May 2005. Previously, Mr. Yang served as our General Manager, China Operations since August 2004 and from January 1999 to August 2004, he served in various positions with us, including General Manager, Shanghai Operation, CEO Staff, Vice President of Global Manufacturing/ Operations, Senior Director of United States Operation and Research and Development Manager. Prior to joining Oplink, Mr. Yang spent six years as Director of the Research Institute of Optoelectronics at China Daheng Corporation, a high tech photonic company under the Chinese Academy of Sciences (CAS), from March 1993 to January 1999. Mr. Yang is a member of the Optical Society of China as well as the International Society of Optical Engineering. Mr. Yang received his B. S., M. S. and Ph.D. in Optical Engineering from Beijing Institute of Technology, China.

Directors

The following table sets forth certain information regarding our directors as of August 31, 2007:

Name	Age	Position

Joseph Y. Liu	56	Chief Executive Officer, President and Director
Leonard J. LeBlanc	66	Chairman of the Board of Directors
Chieh Chang	55	Director
Jesse W. Jack	71	Director
Hua Lee	55	Director

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

Jesse W. Jack has been a member of our Board of Directors since July 2002. Since January 2003, Mr. Jack has been self-employed as an attorney with The Law Offices of Jesse Jack. He is also the Vice President and General Counsel for I-Bus Corporation, a privately held company. From 1996 until January 2003, Mr. Jack was a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Jack served on the board of directors of The Parkinson’s Institute from 1988 through 2000. Mr. Jack received his B.S. from California State University, San Jose and his J.D. from Hastings College of Law.

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

Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur significant losses of $2.6 million, $6.4 million and $36.8 million in fiscal years ended June 30, 2005, 2004 and 2003, respectively. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability.

The acquisition of approximately 58% of the outstanding shares of common stock in Optical Communication Products (“OCP”) on June 5, 2007 may adversely impact our profitability and lead to future net losses.

As of June 30, 2007, we had an accumulated deficit of $212.0 million.

We depend upon a small number of customers for a substantial portion of our revenues, and any decrease in revenues from, or loss of, these customers without a corresponding increase in revenues from other customers would harm our operating results.

We depend upon a small number of customers for a substantial portion of our revenues. Our dependence on orders from a relatively small number of customers makes our relationship with each customer critical to our business.

Our top five customers, although not the same five customers for each period, together accounted for 64%, 52%, and 63% of our revenues for the years ended June 30, 2007, 2006 and 2005, respectively. In addition one customer accounted for 33% of our revenue for the year ended June 30, 2007. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price reductions could cause our revenue to decline significantly. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.

We do not have long-term sales contracts with our customers. Instead, sales to our customers are made on the basis of individual purchase orders that our customers may cancel or defer on short notice without significant penalty. In the past, some of our major customers canceled, delayed or significantly accelerated orders in response to changes in the manufacturing schedules for their systems, and they are likely to do so in the future. The reduction, cancellation or delay of individual customer purchase orders would cause our revenue to decline. Moreover, these uncertainties complicate our ability to accurately plan our manufacturing schedule. Additionally, if any of our customers cancel or defer orders, our operating expenses may increase as a percentage of revenue.

In the past, our customers have sought price reductions from us, and they are likely to continue to do so in the future. In addition, some of our customers may shift their purchases of products from us to our competitors.

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

Our ROADM product accounted for 33% and 3% of our revenues for the years ended June 30, 2007 and 2006, and for 69% and 8% of the revenue growth for such periods, respectively. Any decline in the price of, or demand for, our ROADM product, or our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Because our ROADM customer is the sole-source supplier of such product for the end-user customer, there is a risk that the end-user customer will seek alternative sources of supply, and reduce orders from our customer, which would reduce our revenues. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.

Even if revenues from our ROADM product are not diminished by price declines, lack of broad market acceptance, reductions in demand or the introduction of competing ROADM products or an acquisition of the vendor that provides the primary and critical component to our ROADM product by another company, and sales of our ROADM product continue to be strong, our overall gross margins will continue to be negatively affected by sales of our ROADM product. Gross profit margins for this product are significantly below the average margins of our other products. In the year ended June 30, 2007, the ROADM product revenues increased significantly faster than the revenues for our other products. The result of the lower margins for the ROADM product and faster revenue growth has been a decline in our gross profit margins. Should the ROADM product revenues grow faster than the revenues of our other products, our gross profit margins will decline further.

If we are unable to successfully integrate acquired businesses or technologies, our operating results may be harmed. The recent acquisition of a 58% stake in OCP is our largest ever acquisition and may substantially challenge Oplink’s management infrastructure

The communications industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition-related expenses.

On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% ownership interest in OCP. On June 19, 2007, Oplink and OCP entered into an Agreement and Plan of Merger, pursuant to which Oplink would acquire the remaining 42% of OCP’s outstanding common stock, subject to the approval of holders of two-thirds of the outstanding OCP shares not currently held by Oplink. There is no guarantee that we will be successful in acquiring the remaining outstanding shares of OCP. If we are not successful in acquiring all of the remaining shares of OCP, then our ability to realize the expected benefits of the transaction may be limited, because, among other reasons, we would not be able to fully integrate the businesses of Oplink and OCP or realize any anticipated synergies. Further, even if we are successful in acquiring all of the shares of OCP, the acquisition may prove unfavorable to us and our stockholders, because we may not realize expected benefits or synergies, we may not be able to successfully integrate OCP’s business with our own, the price paid for OCP and the expenses incurred in the transaction may be higher than the actual value of the acquired business, or consolidating OCP’s operating results with our own may impair our consolidated operating results, due to OCP’s lower gross margins, higher operating expenses, and lack of profitability.

Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. We have little experience in acquiring other businesses and technologies. Potential acquisitions also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations. Specifically, the unsuccessful integration of the OCP, F3, Inc. and Fibercom Optics Communication, Inc. acquisitions may impact the value of our technology and subsequently the carrying value of our purchased intangible assets and goodwill. As a result, we may incur an impairment charge of up to the full book value of Oplink’s goodwill and intangible assets. For example, in the fourth quarter of fiscal 2005 we recorded an impairment charge of $322,000 based on the amounts by which the carrying value of purchased intangible assets recorded in connection with the acquisition of Gigabit Optics Corporation and Accumux Technologies, Inc. exceeded their fair value. This charge negatively affected our operating results for fiscal 2005, and any of the factors listed above could harm our operating results in future periods.

Our wavelength expansion products have accounted for a significant proportion of our revenues, and our revenues could be harmed if the price of, or demand for these products further declines or if these products fail to achieve broader market acceptance.

We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a significant proportion of our revenues in the years ended June 30, 2007, 2006 and 2005. These products include, among others, wavelength division multiplexers. These products accounted for 31%, 51% and 44% of our revenues in the years ended June 30, 2007, 2006 and 2005, respectively. During fiscal 2007, we have experienced a slight downward trend in revenues on wavelength division multiplexers. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

The optical networking component industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

The optical networking component industry is experiencing declining average selling prices (“ASPs”) as a result of increasing competition, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and declining market demand. We anticipate that such ASPs will continue to decrease in the future in response to product and new technology introductions by competitors. Therefore, we must continue to develop and introduce new products that can be sold at higher prices on a timely basis to maintain our overall average selling prices. Failure to do so could cause our revenue and gross margins to decline.

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

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic modules.

The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, Avanex Corporation, DiCon Fiberoptics, ExceLight Communications and its parent corporation, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, OpNext, Optium, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, those of our competitors that have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

In addition, existing and potential customers, especially in Japan and other international markets, may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

We expect our competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products. We believe that competitive pressures may result in price reductions, reduced margins, additional write down of inventory and our loss of market share.

If we are unable to generate adequate additional revenue as a result of the expansion of our sales operations, our competitive position may be harmed and our revenue or margins may decline.

Historically, we have relied primarily on a limited direct sales force, supported by third party manufacturers’ representatives and distributors, to sell our products. Our sales strategy focuses primarily on developing and expanding our direct sales force, manufacturers’ representatives and distributors. We have incurred and may continue to incur significant costs related to the expansion of our sales operations. If the expansion of our sales operations does not generate adequate additional revenue, our operating margins may decline. To the extent we are unsuccessful in developing our direct sales force, we will likely be unable to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant manufacturers’ representatives or distributors, or if these representatives or distributors are not successful in their sales or marketing efforts, sales of our products may decrease and our competitive position would be harmed. Our representatives or distributors may not market our products effectively or may not continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage our domestic and foreign sales and support staff or maintain existing or establish new relationships with manufacturer representatives and distributors would harm our revenue and result in declining margins.

If our customers do not approve our manufacturing processes and qualify our products, we will lose significant customer sales and opportunities.

Customers generally will not purchase any of our products before they qualify them and approve our manufacturing processes and quality control system. Our customers may require us to register under international quality standards, such as ISO 9001. We are currently registered under ISO 9001:2000. Delays in product qualification or loss of ISO 9001 certification may cause a product to be dropped from a long-term supply program and result in a significant lost revenue opportunity. If particular customers do not approve of our manufacturing processes, we will lose the sales opportunities with those customers.

Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During this time, customers may perform or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other components, product performance and reliability. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.

In addition, our customers’ product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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

We manufacture substantially all of our products in our facilities in Zhuhai and Shanghai, China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources to effectively manage our manufacturing activities in China. The acquisition of approximately 58% of OCP will add to the complexity in effectively managing our manufacturing capability and meeting customers’ order requirements in a timely manner. We have in the past received unexpectedly large numbers of product returns due to manufacturing defects in our products. For example, in the second quarter of fiscal 2005, we experienced greater than anticipated manufacturing defects in our subsystem products and, as a result, increased our warranty reserves. We have identified and believe we have remedied these problems. However, if we cannot prevent these problems from reoccurring, we may lose customers and revenue, and our operating results will be severely harmed.

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

If we fail to predict our manufacturing requirements accurately, we could incur additional carrying costs and have excess and obsolete inventory or we could experience manufacturing delays, which could cause us to lose orders or customers.

We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead-time required to obtain the necessary components and materials. Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. As a result, we generally maintain high levels of inventories that periodically cause us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments, which could have an adverse effect on our revenues and margins.

If we do not achieve acceptable manufacturing yields in a cost-effective manner, or if we are required to develop new manufacturing processes to improve our yields, our operating results would be impaired.

The manufacture of our products involves complex and precise processes. As a result, it may be difficult to cost-effectively meet our production goals. In addition, changes in our manufacturing processes or those of our suppliers, or our suppliers’ inadvertent use of defective materials, could significantly reduce our manufacturing yields, increase our costs and reduce our product shipments. To increase our gross margin, while offering products at prices acceptable to customers, we will need to develop new manufacturing processes and techniques that will involve higher levels of automation and costs to meet these goals that could impair our operating results.

OCP’s transition of manufacturing operations from California and Taiwan to SAE in China is subject to risks and uncertainties.

OCP has entered into an agreement with SAE to manufacture certain product lines in China, which began in July 2007. This agreement will allow OCP to move into high-volume production in China to augment its capabilities in short-run, specialized applications. If OCP’s customers do not qualify the manufacturing lines of SAE for volume shipments, its operating results and customer relationships may suffer.

OCP may experience delays, disruption or quality problems in the manufacturing operations of SAE, especially during the initial startup of manufacturing with them. As a result, OCP may incur additional costs that would adversely affect its gross margins, and product shipments to its customers could be delayed beyond requested shipment schedules, which could adversely affect its revenues, competitive position and reputation.

In addition, in connection with the transition, a reduction in OCP’s workforce is expected in both the U.S. and Taiwan with anticipated transitional costs for contract manufacturing. These transitional charges are primarily estimated severance and retention payments. These workforce reductions were initiated during the three months ended June 30, 2007 and are expected to continue through fiscal 2008. Should OCP lose a significant portion of the workforce to attrition prior to the move, its operations may be significantly impacted beyond the anticipated transitional charges estimated. There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of their operations receive appropriate attention. If OCP is unable to manage its workforce, manufacturing capacity and scope of operations effectively, the cost and quality of its products may suffer.

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

We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth of the Internet, wireless, optical and cable services as a widely-used medium for commerce and communication and the continuing demand for increased bandwidth over communications networks. As a result of the effects of the severe downturn in the optical and communications industry following the year 2000, our ability to acquire new customers or to obtain additional orders from existing customers has been impeded. While several service providers, including AT&T and Verizon, have announced current and planned investment which we believe could increase traffic demand, it is too early to predict the outcome of these potential FTTH roll-outs. Because visibility in the industry remains limited, we cannot provide any assurance as to the timing or extent of any increased business that we may receive as a result of these or other industry developments.

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

With the acquisition of OCP, many of our fiber optic modules are used primarily in metropolitan area network (“MAN”), local area network (“LAN”) and fiber to the home (“FTTH”) applications. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which fiber optic technologies will be used in these markets. Our success in generating revenue will depend on the growth of these markets and their adoption of fiber optic technologies.

As demand for bandwidth grows, service providers are likely to require increasingly sophisticated systems able to support and meet the requirements of MAN, LAN and FTTH applications and networks, such as cost-effectiveness and reliability in harsh environmental conditions. The projected demand for such networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies in Asia offering cost-effective fiber optic components. This increased competition and resulting lower component cost structure has accelerated price and margin erosion in this market, resulting in reduced revenues and write-down of certain inventory to net realizable value.

Competition within the telecommunication industry for this growing FTTH segment is likely to intensify and certain of our competitors may be able to more quickly and effectively respond to newer technology or industry standards, devote more resources to development, production, promotion and sale of their products and deliver those products at lower prices.

Based on these and other factors, customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

Our ROADM product accounted for 33% and 3% of our revenues in the years ended June 30, 2007 and 2006, respectively. The primary and majority of the components in the ROADM product are obtained from third party vendors. A delay, reduction or termination of the supply of any of these components from any of the third party vendors could materially impact our revenues and operating results.

OCP purchases the majority of its lasers from Furukawa under a Master Purchase Agreement. OCP does not have long-term supply contracts with any other key suppliers and the agreement with Furukawa is only for one year. OCP’s dependence on a small number of suppliers and its lack of longer term supply contracts exposes it to several risks, including its potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries.

In the last three years, OCP has negotiated price reductions for the lasers it purchases from Furukawa. However, the laser price reductions that OCP has been able to obtain from Furukawa have been less than the price reductions for the associated products that it has given its customers resulting in lower and lower gross margins. The erosion in gross margins may continue with respect to products that incorporate parts purchased from Furukawa. While OCP will continue to negotiate with Furukawa with respect to the pricing of the lasers it purchases from them, OCP cannot assure you that these efforts will be successful in addressing this negative impact on its gross margins.

On June 5, 2007, Furukawa sold all of its majority interest in OCP’s outstanding capital stock to Oplink. We are unable to predict the impact of the consummation of Oplink’s purchase of Furukawa’s interest in OCP on OCP’s supply relationship with Furukawa. We cannot assure you that Furukawa will renew the Master Purchase Agreement upon its expiration on September 30, 2007 or that it will continue to provide services and components to OCP, and if not, whether or on what terms we could find adequate alternative sources for these services and components.

We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.

The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in. Several companies are capable of producing ROADM products, which accounted for 33% and 3% of our revenues in the years ended June 30, 2007 and 2006, respectively. Should these companies successfully compete with us at our customer or sell ROADM products directly to our customer’s customer then our revenue and operating results could be materially impacted. There is significant interest and competition in the ROADM product market.

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

The market for our products is characterized by rapid technological changes and evolving industry standards. If we do not respond to the changes in a timely manner, our products likely will not achieve market acceptance.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a timely basis. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. Because the costs for research and development of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time, if ever, that we generate revenue from products or technology resulting from such research and development. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products may no longer be competitive, our revenue will decline and we may have inventory that may become obsolete or in excess of future customer demand.

Furthermore, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or industry changes in standards would likely prevent our products from gaining market acceptance and harm our competitive position.

Rapid technological change in the industry may have an adverse impact on the value of our acquired intangible assets and goodwill from the OCP, F3, Inc. and Fibercom Optics Communication, Inc. acquisitions. This may impact the carrying value of our purchased intangible assets and goodwill.

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

Disruption to commercial activities in the United States or in other countries, particularly in China and Taiwan, may adversely impact our results of operations, our ability to raise capital or our future growth.

We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China and Taiwan. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

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

After the outsourcing of OCP’s manufacturing capability to China, substantially all of Oplink’s and OCP’s manufacturing operations will be located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Chinese leaders noted concerns regarding China’s recent economic growth since April 2004 and indicated, without providing specific details, that they may take very forceful measures to bring the economy under control. On April 27, 2006, the People’s Bank of China announced that it would raise the minimum rate banks charge on one-year loans in local currency 0.27 percentage points to 5.85 percent effective April 28, 2006. Furthermore, on August 18, 2006, the People’s Bank of China, China’s central bank, announced that it would raise both lending and deposit interest rates 0.27 percentage points effective August 19, 2006. China’s economy differs from the economies of many countries in terms of structure, government involvement, specificity and enforcement of governmental regulations, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

In addition, events in Taiwan and especially China over which we have no control, such as political unrest, terrorism, war, labor strikes and work stoppages, could disrupt our operations. There is currently political tension between the United States and North Korea and the United States and China, which could, in either case, result in hostilities or deterioration in relations that would impact our trade relations with China. There is also significant tension between China and Taiwan, which could result in hostilities or lead to a breakdown in trade relations between China and the United States. Additionally, China continues its condemnation of the United States’ pledge of military support to Taiwan, which could lead to hostilities. Moreover, anti-Japanese sentiment in China may lead to business disruptions. If hostilities or other events cause a disruption in our operations, it would be difficult for us to establish manufacturing operations at an alternative location on comparable terms.

We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.

Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi and with the recent acquisition of a majority ownership in OCP, portions of our operations will now be conducted in the new Taiwan dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. For example, in July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the government of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, the steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries, such as China, where the laws may not protect our proprietary rights as fully as in the United States. Many U.S. companies have encountered substantial infringement problems in some foreign countries. If we are unable to protect our proprietary technology, our ability to succeed will be harmed. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights. These claims could result in costly litigation and the diversion of the attention of our technical and management personnel.

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

On June 7, 2007, Oplink initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Before any defendant named in the complaint filed an answer, Oplink on August 24, 2007, filed in the same court a First Amended Complaint for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Chunmeng Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs.

On August 1, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed in the U.S. District Court for the Northern District of California a complaint for Declaratory Judgment Of Non-Infringement and Invalidity of Patents against Oplink. The complaint seeks a judgment against Oplink declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on Oplink’s patents, a judgment declaring that four patents held by Oplink are invalid, and an award of attorney’s fees and costs.

Pursuant to a stipulation between the litigants, the U.S. District Court on August 29, 2007 ordered that Oplink’s Amended Complaint be transferred to the U.S. District Court for the Northern District of California. O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. agreed to dismiss their complaint for Declaratory Judgment filed in the Northern District but reserved the right to re-file the complaint as a cross-action in the legal proceeding initiated by Oplink.

Both prosecuting and defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party could seriously harm our business and financial condition. In the process of asserting our intellectual property rights, these rights could be found to be invalid, unenforceable or not infringed. Failure to successfully assert our intellectual property rights could result in our inability to prevent our competitors from utilizing our proprietary rights. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

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

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that

Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, Oplink joined in a global motion filed by all of the Issuers (among others) to dismiss the IPO Lawsuits. On October 9, 2002, the court entered an order dismissing Oplink’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Oplink and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against Oplink without leave to amend.

In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, Oplink’s obligation would be limited to the amount remaining under the deductible of $1.0 million of Oplink’s insurance policy. In September 2003, in connection with the tentative settlement, Oplink’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2005, Oplink executed a formal settlement agreement with the Plaintiffs. On February 15, 2006, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, Oplink continues to believe that the action against Oplink is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, Oplink cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on Oplink’s business, financial condition and results of operations.

In December 2006, the Second Circuit Court of Appeal determined the cases could not be certified as class actions and should be dismissed. As a result of this decision, the plaintiffs are now attempting to take a number of steps to avoid dismissal of all IPO cases. Specifically, the plaintiffs have filed amended complaints to the “Master Allegations”. Plaintiffs’ amendments were focused on narrowing the class definition to comply with the Second Circuit’s Miles decision. There has been no court ruling yet on the amended complaints.

We depend on key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our key employees and hire additional personnel, our ability to sell our products could be harmed.

Our future success depends upon the continued services of our executive officers and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and these personnel may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past and may continue to experience changes in the future. In June 2007, our then Chief Financial Officer resigned after several years of being with Oplink. If our management team experiences further changes and does not work effectively together, it could substantially harm our business.

The June 5, 2007 acquisition of a majority stake in OCP may cause disruptions to our operations which may increase employee turnover especially at OCP. Although Oplink has retention agreements with key OCP employees to facilitate a smooth and timely integration, key OCP employees may nevertheless experience uncertainty about their future role with OCP which may increase employee turnover. We may have difficulty attracting replacement employees especially in key management, sales, marketing and technical support personnel, which could further affect our operating results.

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

Our failure to comply with a variety of federal, state and local laws and regulations in the United States, China and Taiwan could subject us to criminal, civil and administrative penalties. Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China and Taiwan, and disclosure of technology to foreign citizens. With the exception of two commodity classifications we obtained from the Department of Commerce in 2001 with respect to some of our current products, we have generally relied on self-classification in determining whether an export license is required and have determined that export licenses are not required. As we develop and commercialize new products and technologies, the list of products and technologies subject to U.S. export controls changes, or in the event that the relevant export authorities disagree with the outcome of our self-classification, we may be required to obtain export licenses or other approvals with respect to those products and technologies and may possibly be subject to penalties under applicable laws. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.

We ship inventory and other materials to and from our facilities in China and Taiwan and, as a result, are subject to various Chinese, Taiwanese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with customs laws. For example, there have been inventory and other materials shipped to and from our facilities in China for which, upon arrival of the goods, there was not sufficient documentation to demonstrate the items comply with all local customs regulations. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by Oplink and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws.

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

We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. With the recent acquisition of a majority stake in OCP, it is very likely that we will also be sending our employees to Taiwan. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese and Taiwanese tax authorities, and the affected U.S. employees may be required to register with various Chinese and Taiwanese governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting existed as of June 30, 2007, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in future periods.

The June 5, 2007 acquisition of a majority stake in OCP requires us to maintain effective internal controls over financial reporting of OCP’s financial position and statement of operations in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2008. We have identified areas of internal controls requiring improvement in OCP’s financial reporting processes, and plan to design enhanced processes and controls to address these and any other issues that might be identified through a review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner over the financial reporting of OCP’s financial position and statement of operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 at OCP in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements as well as in our ability to integrate and manage OCP. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material effect on our business, results of operations and financial condition.

If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that Oplink’s internal control over financial reporting is effective as of the end of such fiscal year, or if Oplink’s independent registered public accounting firm is unable to attest that Management’s Report on Internal Control Over Financial Reporting is fairly stated or it is unable to express an opinion on the effectiveness of Oplink’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and Oplink’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act of 2002, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market.

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

Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to June 30, 2007. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Uncertainties arising out of terrorist activities, resulting military actions and other factors could adversely affect our business and operating results.

The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them, the United States military action in Iraq, and the potential outbreak of Avian Flu have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The potential outbreak of Avian Flu, especially in China, where we have significant customer and supply relationships, could also disrupt our operations, sales, and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats, and the potential outbreak of Avian Flu have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks, or Avian Flu, may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. We may also become subject to the risk that future restrictions of immigration controls may adversely affect the residence status of non-U.S.-citizen engineers and other key technical employees or our ability to hire new non-U.S.-citizen employees.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

In July 2004, we purchased a building in Fremont, California, totaling approximately 51,000 square feet. The building is used for administrative, sales and marketing, and research and development. We relocated our headquarters in San Jose, California to the newly acquired building in the third quarter of fiscal 2005.

We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 58,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease the remaining areas that are in excess of our current requirements to third parties.

We also lease a total of approximately 65,000 square feet in Shanghai, China. Our Shanghai facilities are used for administration, manufacturing and research and development. The leases for our Shanghai facilities expire in May 2009.

OCP, our majority-owned subsidiary has corporate offices, manufacturing, research and development and sales operations in Woodland Hills, California with approximately 149,000 square feet. The building was acquired in June 2001 for $18,750,000 and is now actively being marketed for sale.

In December 2006, OCP leased a 6,800 square foot building in Elkton, Maryland, which will also serve as a research and design facility. This lease expires in November 2008 and the base rent is approximately $6,500 per month. In addition, OCP leases small sales facilities in Santa Clara, California; Ottawa, Canada; and Bury St. Edmunds, England. OCP’s leases for the facilities in Ottawa, Canada and Santa Clara, California are on a month-to-month basis. OCP’s lease for the facilities in Bury St. Edmunds, England expires on July 2011. OCP also operates out of a leased facility in Hsinchu, Taiwan. This lease is for a 20,803 square foot facility and was renewed on October 1, 2006 with an expiration of September 30, 2009. The monthly base rent for the lease in Hsinchu is approximately $51,000.

In July 2006, Oplink purchased for approximately $547,000 a 10,000 square feet research and development facility in Wuhan, China. In June 2007, Oplink further expanded its research and development facility in the same building by an additional 10,000 square feet for a purchase price of $585,000 and in September 2007, there was a further expansion of 39,000 square feet in again the same building for a purchase price of approximately $2.2 million.

We believe that our current facilities will be adequate for our purposes for the foreseeable future. We believe that suitable replacement and additional spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).

On August 8, 2001, the IPO Lawsuits were consolidated for pretrial purposes before United States Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, Oplink joined in a global motion filed by all of the Issuers (among others) to dismiss the IPO Lawsuits. On October 9, 2002, the court entered an order dismissing Oplink’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to these officers and directors until September 30, 2003. On February 19, 2003, the court issued a decision denying the motion to dismiss the Section 11 claims against Oplink and almost all of the Issuers, and granting the motion to dismiss the Section 10(b) claim against Oplink without leave to amend.

In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, Oplink’s obligation would be limited to the amount remaining under the deductible of $1.0 million of Oplink’s insurance policy. In September 2003, in connection with the tentative settlement, Oplink’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2005, Oplink executed a formal settlement agreement with the Plaintiffs. On February 15, 2006, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, Oplink continues to believe that the action against Oplink is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, Oplink cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on Oplink’s business, financial condition and results of operations.

In December 2006, the Second Circuit Court of Appeal determined the cases could not be certified as class actions and should be dismissed. As a result of this decision, the plaintiffs are now attempting to take a number of steps to avoid dismissal of all IPO cases. Specifically, the plaintiffs have filed amended complaints to the “Master Allegations”. Plaintiffs’ amendments were focused on narrowing the class definition to comply with the Second Circuit’s Miles decision. There has been no court ruling yet on the amended complaints.

On June 7, 2007 Oplink initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Before any defendant named in the complaint filed an answer, Oplink, on August 24, 2007, filed in the same court a First Amended Complaint for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications

(ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs.

On August 1, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed in the U.S. District Court for the Northern District of California a complaint for Declaratory Judgment Of Non-Infringement and Invalidity of Patents against Oplink. The complaint seeks a judgment against Oplink declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on Oplink’s patents, a judgment declaring that four patents held by Oplink are invalid, and an award of attorney’s fees and costs.

Pursuant to a stipulation between the litigants, the U.S. District Court on August 29, 2007 ordered that Oplink’s Amended Complaint be transferred to the U.S. District Court for the Northern District of California. O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. agreed to dismiss their complaint for Declaratory Judgment filed in Northern District but reserved the right to include the same declaratory relief causes of action as counterclaims in the legal proceeding initiated by Oplink.

Oplink is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on Oplink’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2007.

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

Market for Registrant’s Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low bid prices for our common stock for each period indicated:

	High	Low

Fiscal 2007:
Quarter ended June 30, 2007	$18.03	$13.85
Quarter ended March 31, 2007	$21.06	$15.47
Quarter ended December 31, 2006	$22.36	$19.00
Quarter ended September 30, 2006	$20.80	$14.28

	High	Low

Fiscal 2006:
Quarter ended June 30, 2006	$20.53	$15.55
Quarter ended March 31, 2006	$19.29	$13.86
Quarter ended December 31, 2005	$15.36	$9.59
Quarter ended September 30, 2005	$12.18	$10.01

As of August 31, 2007 there were approximately 70 stockholders of record and the price per share of our common stock was $13.03. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the S&P Computer Hardware Index for each of the last five fiscal years ended June 30, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oplink Communications, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

Use of Proceeds From Sales of Registered Securities

On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 2,250,714 shares of common stock, including the over-allotment shares, at an initial public offering price of $126.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million. As of June 30, 2007, we had $227.9 million in cash, cash equivalents, short-term and long-term investments, of which $103.6 million is from the acquisition of OCP.

Repurchases of Equity Securities

On August 27, 2007, Oplink announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $40 million of its common stock over the next two years. This repurchase program replaces the Company’s previous $40 million share repurchase program, first launched in September 2001, under which the Company repurchased a total of $35.2 million of its common stock. Purchases under the repurchase program may be made in open market or unsolicited negotiated transactions and shall comply with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The Company intends to enter into a plan that is compliant with Rule 10b5-1 to facilitate the purchase of shares under the repurchase program. A Rule 10b5-1 plan allows the Company to repurchase shares at times when it would ordinarily not be in the market because of the Company’s trading policies or the possession of material non-public information. The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The share repurchases will be funded from available working capital. Any shares that are repurchased under the program will be returned to the status of authorized but unissued shares of common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of June 30, 2007 and 2006 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2004 and 2003 and the selected consolidated balance sheet data as of June 30, 2005, 2004 and 2003 are derived from audited financial statements not included in this Form 10-K. Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2007, 2006, 2004 and 2003 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$107,499	$54,846	$34,355	$34,328	$22,743

Cost of revenues:
Cost of revenues	78,588	39,121	24,709	22,736	23,080
Stock compensation expense (recovery)	315	248	27	177	(415)

Total cost of revenues	78,903	39,369	24,736	22,913	22,665

Gross profit	28,596	15,477	9,619	11,415	78

Operating expenses:
Research and development:
Research and development	6,796	6,140	7,173	7,056	8,765
Stock compensation expense	618	557	2	448	42

Total research and development	7,414	6,697	7,175	7,504	8,807

Sales and marketing:
Sales and marketing	6,064	4,092	3,629	3,329	4,235
Stock compensation expense	733	580	84	53	172

Total sales and marketing	6,797	4,672	3,713	3,382	4,407

General and administrative:
General and administrative	7,102	6,300	6,160	6,619	7,009
Stock compensation expense	3,045	1,279	110	1,011	2,074

Total general and administrative	10,147	7,579	6,270	7,630	9,083

Impairment charge	—	—	322	—	2,825
Transitional costs for contract manufacturing and
other costs	216	(72)	—	452	14,123
Merger fees	1,451	—	(904)	—	1,300
In-process research and development	—	1,120	—	1,565	—
Amortization of goodwill, intangible
and other assets	222	72	185	56	78

Total operating expenses	26,247	20,068	16,761	20,589	40,623

Income (loss) from operations	2,349	(4,591)	(7,142)	(9,174)	(40,545)
Interest and other income, net	9,666	7,030	4,591	2,665	4,016
(Loss) gain on sale of assets	(18)	(458)	(96)	68	(258)

Income (loss) before minority interest and provision for income taxes	11,997	1,981	(2,647)	(6,441)	(36,787)
Minority interest	1,418	30	—	—	—
Provision for income taxes	(241)	(73)	—	—	—

Net income (loss)	$13,174	$1,938	$(2,647)	$(6,441)	$(36,787)

Net income (loss) per share:
Basic	$0.60	$0.09	$(0.13)	$(0.31)	$(1.62)

Diluted	$0.57	$0.09	$(0.13)	$(0.31)	$(1.62)

Shares used in per share calculation:
Basic	22,071	21,353	21,153	20,783	22,683

Diluted	22,942	22,184	21,153	20,783	22,683

	June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$227,878	$188,280	$186,133	$190,443	$188,103
Working capital	254,076	138,276	132,260	137,268	185,138
Total assets	368,389	237,955	228,273	232,941	233,793
Non-current liabilities	207	30	—	104	1,555
Total stockholders’ equity	269,775	227,140	218,571	219,740	218,766

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

On January 1, 2001, Oplink adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, Oplink will present each fiscal year as if it ended on June 30. July 1, 2007, July 2, 2006 and July 3, 2005 represent the Sunday closest to the year ending June 30, 2007, 2006 and 2005, respectively. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical year. Fiscal years 2007 and 2006 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this report.

Overview

We provide design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. As a photonic foundry, we offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications. Our broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing facilities in Zhuhai and Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in Fremont, California and we have a research facility in Wuhan, China. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

On June 5, 2007, Oplink purchased approximately 58% of the outstanding common stock of OCP. OCP designs, manufactures and sells a comprehensive line of high performance, highly reliable fiber optic modules for the metropolitan area networking, local area networking and passive optical networking (“PON”) markets. These modules are integrated into systems that address the bandwidth limitations in metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. These products predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice, video and data traffic over public and private fiber optic networks.

The acquisition of OCP is expected to broaden Oplink’s portfolio of offerings and significantly expand its addressable market.

OCP’s operating results for the period June 6, 2007 to June 30, 2007 has been consolidated with Oplink’s statement of operations for the year ended June 30, 2007 in accordance with generally accepted accounting principles in the United States.

Our management team, on an internal basis, informally monitors worldwide economic trends and in particular, activity within the telecommunication sector. Over the past several quarters, we have noticed a general increase in spending activity in the telecommunications sector. We have also noticed a general increase in the number of contracts being placed by end users with our current or potential new customers, which we believe indicates a trend towards increasing opportunities for growth in our revenues. However, our belief that our current or potential new customers are receiving orders does not necessarily mean we will be a beneficiary of such orders, but does provide us with an early notice of potential activity. To obtain orders from our current or potential new customers, we would need to be selected as a potential vendor and, subsequently, would need to demonstrate we can meet all of the order and quality requirements of our current or potential new customers. To the extent we receive new orders, these orders may be only for trial units and future full deployment orders may not necessarily follow.

REVENUES.  We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, excluding the products sold by OCP, we have developed over 175 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the two following major groups: bandwidth creation products, which include wavelength expansion and optical amplification products; and bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products. A significant proportion of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers. However, our bandwidth management products, especially our new reconfigurable optical add-drop multiplexer (ROADM) switching and routing product, have accounted for a substantial majority of our recent revenue growth. Because the majority of the components for our ROADM product are obtained from third party vendors, gross profit margins for this product are lower than the margins for our other products. The increase in the percentage of our total revenues represented by sales of the ROADM product has resulted in a decline in our gross profit margins in fiscal 2007. To the extent that our ROADM product revenues continue to increase faster in future periods than revenues from our other products, our gross profit margins will continue to decline.

The impact on revenue in fiscal 2007 from the acquisition of OCP was limited as the acquisition occurred in the last month of fiscal year 2007. Management expects the impact on revenue from OCP products to be significantly greater in fiscal 2008.

COST OF REVENUES.  Our cost of revenues consists of raw material, salaries including stock compensation expense and related personnel expense, manufacturing overhead, provisions for excess and obsolete inventories and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, manufacturing volume, pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.

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

STOCK COMPENSATION EXPENSE.  Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock compensation expense for all stock-based compensation awards granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan pursuant to the provisions of SFAS No. 123(R)which we adopted on July 1, 2005 (see Note 2 — Summary of Significant Accounting Policies — Stock Compensation). All of our stock compensation is accounted for as an equity instrument, except in one instance where a grant of 62,500 shares of restricted stock were surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007.

ACQUISITIONS.  On June 5, 2007, we completed the acquisition from the Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in OCP. In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa (a copy of which was filed by Oplink with our Form 8-K filed with the Securities and Exchange Commission on April 23, 2007), Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. Oplink paid the cash portion of the consideration out of its cash balances. The shares were valued based on the average of the closing price of our stock from April 19, 2007 to April 25, 2007. The average stock price during this period was $16.58, resulting in a total stock consideration of $14.2 million.

OCP designs, manufactures and sells a comprehensive line of high performance, highly reliable fiber optic modules for the metropolitan area networking, local area networking and PON markets. Modules are preassembled components that are used to build network equipment. OCP’s modules are integrated into systems that address the bandwidth limitations in MANs, LANs and FTTH networks. OCP’s products predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice, video and data traffic over public and private fiber optic networks.

The shares of Oplink common stock issued to Furukawa are subject to a three year lock-up restriction on Furukawa’s ability to resell the shares. One third of the shares, or approximately 285,757 shares, will be released from the lock-up on each of the first, second and third anniversaries of the closing of the transaction.

We will continue to conduct our business within one business segment as our organizational structure is not dictated by product, service lines, geography or customer type.

The acquisition of approximately 58% of OCP’s outstanding shares of common stock has been accounted for as a business combination pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of June 5, 2007 which was the acquisition completion date.

The total purchase price was comprised of (in thousands):

Cash	$84,150
Fair value of common stock issued	14,217
Transaction costs	1,345

Total purchase price	$99,712

The purchase price was allocated to OCP’s net tangible and identifiable intangible assets based on their estimated fair values as of June 5, 2007. We expect the purchase price allocation to be finalized upon the finalization of the related valuations pursuant to SFAS No. 141, “Business Combinations”. The excess of fair values of net tangible and identifiable intangible assets over the purchase price resulted in negative goodwill, which was then allocated to intangible assets and fixed assets based on relative fair values assigned as of June 5, 2007. This resulted in a $16.6 million reduction in fair value being allocated to intangible assets and a $7.6 million reduction in fair value being allocated to fixed assets for a total negative goodwill allocation of $24.2 million.

Based upon management’s estimates and a valuation performed by an independent third party, the purchase price, after the allocation of negative goodwill, was allocated to the various asset classes as follows (in thousands):

Technology	$2,615
Customer relationships	1,801
Trade names	407
Backlog	52
Net working capital	75,756
Net assets held for sale	13,898
Net fixed assets	2,232
Other net assets	2,951

Total purchase price	$99,712

Intangible assets are comprised of technology, patents, trade names, customer relationships and backlog. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 1 year and 6.5 years.

On June 19, 2007, Oplink entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Oplink, Oplink Acquisition Corporation, a newly-formed, wholly owned subsidiary of Oplink (“Merger Sub”) and OCP as disclosed on Form 8-K dated June 25, 2007. Under the terms of the Merger Agreement, Merger Sub will be merged with and into OCP (the “Merger”), with OCP continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, Oplink will acquire the 42% of OCP’s outstanding common stock not currently held by Oplink.

In the Merger, each share of common stock of OCP (other than shares owned by Oplink, shares owned by OCP and shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive $1.65 per share in cash, without interest. In addition, in connection with the Merger, Oplink will assume all outstanding stock options issued pursuant to OCP’s stock option plans, which will become options to purchase shares of Oplink common stock.

Consummation of the Merger is subject to the approval of holders of two-thirds of the outstanding OCP shares not currently held by Oplink.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:

Revenue Recognition and Product Returns

We recognize revenue using the guidance from SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements,” and SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Under these guidelines, we recognize revenue from product sales upon shipment of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue associated with contract-related cancellation payments from customers when a formal agreement is signed or a purchase order is issued by the customer covering these payments and we determine the collectibility of the cancellation payments to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

Accrued Warranty

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a one-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods.

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

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2007, 2006 and 2005. In such instances, our gross margins were positively impacted by the unexpected utilization of fully reserved inventory of $1.3 million, $698,000 and $402,000 in fiscal 2007, 2006 and 2005, respectively, excluding any impact from OCP.

Long-Lived Asset Valuation

We evaluate the carrying value of long-lived assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal 2005, a charge of $322,000 was recorded based upon an impairment analysis of the carrying amount of the purchased intangible assets related to the acquisitions of Accumux and Gigabit in fiscal 2004. There was no impairment charge recorded in fiscal years 2007 and 2006.

Business Combination

We account for the acquisition of companies in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets with definite lives to expense over time and immediately expense in-process research and development costs, or IP R&D, in the period the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

On an on-going basis, SFAS No. 142 requires that we review and test goodwill and intangible assets with indefinite lives for impairment on at least an annual basis. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired.

Deferred Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be realizable. The valuation allowance against deferred tax assets at June 30, 2007 was less than 100% as management believes that a portion of the deferred tax assets will be realized. These realizable deferred tax assets are as a result of the acquisition of OCP.

Stock Compensation

We account for stock compensation costs in accordance with SFAS No. 123(R)and apply the provisions of SAB 107. We utilize the Black-Scholes option valuation model to estimate the grant- date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for purchase rights under our employee stock purchase plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock options and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option valuation model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

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

Loss Contingencies

We are or have been subject to proceedings, lawsuits and other claims. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5 “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise its estimates.

Results of Operations

For Each of the Years Ended June 30, 2007, 2006 and 2005

REVENUES

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Revenues	$107,499	$54,846	$52,653	96.0%	$54,846	$34,355	$20,491	59.6%

Revenues for the year ended June 30, 2007 increased from the year ended June 30, 2006 primarily due to increased unit shipments, primarily of our optical switching and routing products, in particular our ROADM optical switching and routing products to an existing customer. Additionally, unit shipments of our optical amplification products, optical conditioning and monitoring products increased in fiscal 2007 compared to fiscal 2006. The acquisition of a 58% stake in OCP also accounted for $6.6 million of the increase in revenues. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. Approximately 69% of the total increase in revenues is due to sales of our new ROADM optical switching and routing product to an existing customer and for which the primary and majority of the components are obtained from third party vendors. The increase in revenues from increased unit shipments was partially offset by decreases in the average selling prices of our products during the year ended June 30, 2007 as compared to the year ended June 30, 2006.

We expect revenues in the first quarter of fiscal 2008 to be in the range of $46 million to $50 million, primarily as a result of our acquisition of OCP. Excluding the impact from the OCP acquisition, we expect an organic increase in revenues in the first quarter of fiscal 2008 from the fourth quarter of fiscal 2007 of approximately 5% based on Oplink’s core business. We expect this increase to result from an increase in unit shipments, partially offset by further declines in average selling prices, which is a characteristic of the industry.

Revenues for the year ended June 30, 2006 increased from the year ended June 30, 2005 primarily due to greater unit shipments of our bandwidth creation products and to a lesser extent to greater unit shipments of our bandwidth management products. The increased unit shipments were the result of increased capital equipment purchases by telecom service providers worldwide from our customers. To a certain extent increased unit shipments were offset by minor decreases in the average selling prices of our products during the year ended June 30, 2006 as compared to the year ended June 30, 2005.

GROSS PROFIT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Gross profit	$28,596	$15,477	$13,119	84.8%	$15,477	$9,619	$5,858	60.9%
Gross profit margin	26.6%	28.2%			28.2%	28.0%

The increase in gross profit for the year ended June 30, 2007 compared to the year ended June 30, 2006 was primarily due to a higher number of unit shipments, including shipments attributable to the acquisition of a 58% stake in OCP, being partially offset by slightly higher production labor and manufacturing overhead expenses associated with the higher unit shipments. Our gross profit for the year ended June 30, 2007 was positively impacted by the unexpected sale of inventory that had been previously fully reserved of $1.3 million, compared to the unexpected sale of inventory that had been previously fully reserved of $698,000 for the year ended June 30, 2006. Unexpected sales of fully reserved inventory have remained approximately the same percentage of annual revenue. However, we have no visibility to the amount of such sales in the future, if any.

Our gross profit margin decreased for the year ended June 30, 2007 compared to the year ended June 30, 2006 due to higher material costs relative to revenue, which is due to higher sales of ROADM optical switching and routing product for which the components are primarily obtained from third party vendors resulting in lower margins, being partially offset by lower production labor and manufacturing overhead expenses relative to revenue. In addition, the sales of lower margin products from the acquisition of the 58% stake in OCP further contributed to a lower gross profit margin. The gross profit margin from the core Oplink business, excluding OCP, was 28% on a revenue base of $100.9 million. The acquisition of OCP contributed to $317,000 in gross profit on revenue of $6.6 million, or a gross profit margin of 5%. We expect our overall gross profit margin in the first quarter of fiscal 2008 to be lower compared to the gross profit margin in the fourth quarter of fiscal 2007, primarily due to the sale of OCP products which generally have lower gross margins.

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

RESEARCH AND DEVELOPMENT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Research and development	$7,414	$6,697	$717	10.7%	$6,697	$7,175	$(478)	(6.7)%

Research and development expenses for the year ended June 30, 2007 compared to the year ended June 30, 2006 increased by $717,000. The increase was primarily attributable to the OCP acquisition which accounted for an increase in expense of $998,000. Excluding the impact from the OCP acquisition, research and development expenses were reduced as research and development programs were transitioned from higher cost facilities in the United States to lower cost facilities in China. Despite the reduction in research and development expense, excluding the impact from the OCP acquisition, the actual number of research and development projects and employees assigned to research and development have increased in fiscal 2007 versus fiscal 2006. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, including stock compensation expense, to increase significantly in the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 due primarily to the increase in research and development headcount as a result of the OCP acquisition.

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

SALES AND MARKETING

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Sales and marketing	$6,797	$4,672	$2,125	45.5%	$4,672	$3,713	$959	25.8%

The increases in sales and marketing expense for the year ended June 30, 2007 compared to the year ended June 30, 2006 were primarily due to higher sales commission and personnel expenses resulting from higher revenues and sales activity, as well as expenses resulting from the acquisition of F3 in Taiwan in the second quarter of fiscal 2006, the acquisition of Fibercom in Taiwan in the fourth quarter of fiscal 2006 and the acquisition of OCP in June 2007. Consequently, F3 and Fibercom contributed a full year of expenses in fiscal 2007 versus a partial year contribution to expenses in fiscal 2006. The acquisition of OCP contributed to an increase in sales and marketing expense of $476,000, of which $16,000 related to stock compensation expense.

The increase in sales and marketing expenses for the year ended June 30, 2006 compared to the year ended June 30, 2005 was primarily due to $496,000 higher stock compensation expense resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, higher compensation expense as a result of an increase in revenues and sales and marketing expenses incurred by F3 subsequent to its acquisition.

We expect our sales and marketing expense, including stock compensation expense, to increase in the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 due primarily to the increase in sales and marketing headcount as a result of the OCP acquisition.

GENERAL AND ADMINISTRATIVE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

General and administrative	$10,147	$7,579	$2,568	33.9%	$7,579	$6,270	$1,309	20.9%

The increase in general and administrative expenses for the year ended June 30, 2007 compared to the year ended June 30, 2006 was due to higher stock compensation expense as a result of the granting of additional stock options, a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of existing stock options as a result of a change in the tax laws, and the acquisition of a 58% stake in OCP. The acquisition of a 58% stake in OCP on June 5, 2007 increased general and administrative expenses by $899,000.

The increase in general and administrative expenses for the year ended June 30, 2006 compared to the year ended June 30, 2005 was substantially due to an additional $1.2 million of stock compensation expense resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, higher compensation charges due to an increase in personnel and higher professional fees to comply with the regulatory requirements of the Sarbanes-Oxley Act of 2002, partially offset by lower legal and settlement costs due to the settlement of two lawsuits in the year ended June 30, 2005.

We expect our general and administrative expenses, including stock compensation expense, in the first quarter of fiscal 2008 to be higher than the expense in the fourth quarter of fiscal 2007, primarily due to acquisition of OCP.

STOCK COMPENSATION EXPENSE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Stock compensation expense	$4,711	$2,664	$2,047	76.8%	$2,664	$223	$2,441	1094.6%

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 2 of the notes to consolidated financial statements in Item 8). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as an expense over the employee’s requisite service period.

The increases in stock compensation expense for the year ended June 30, 2007 compared to the year ended June 30, 2006 were due to the granting of additional stock options in fiscal 2007, a lower estimated forfeiture rate of our stock options based on an update to our historical experience of pre-vesting option cancellations and the timing of the grants. The June 5, 2007 acquisition of an approximately 58% majority stake in OCP increased stock compensation expense by $251,000 in the statement of operations for the year ended June 30, 2007.

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2007 and 2006 includes compensation expense for all stock compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock compensation expense for all stock-based compensation awards granted after July 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. In March 2005, the SEC issued SAB 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based compensation made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on July 1, 2005 (see Note 2 — Summary of Significant Accounting Policies — Stock Compensation). All of our stock compensation is accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock were surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We applied the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” as if the fair-value-based method had been applied in measuring compensation expense. We recorded employee stock compensation expense prior to fiscal 2006 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant. Therefore, stock compensation expense for the years ended June 30, 2007 and 2006 is not comparable to stock compensation expense for the year ended June 30, 2005.

We expect our stock compensation expense in the first quarter of fiscal 2008 to increase from the fourth quarter of fiscal 2007 as additional grants made in August 2007 and our acquisition of a 58% stake in OCP on June 5, 2007 will contribute a full quarter’s worth of stock compensation expense in the first quarter of fiscal 2008.

IMPAIRMENT CHARGE.  There was no impairment charge during fiscal years 2007 and 2006. During the fourth quarter of fiscal 2005, we noted impairment indicators that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumux and Gigabit in fiscal 2004 may not be recoverable and performed an impairment review. As a result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value of the intangible assets was determined based on discounted future cash flows.

TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING AND OTHER COSTS.  OCP incurred transitional costs for contract manufacturing of $216,000 in the period June 6, 2007 to June 30, 2007 as part of its strategy to outsource manufacturing to China. The June 6th date is when OCP became a majority-owned subsidiary of Oplink. The transitional charges are related primarily to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of OCP’s product lines in China, which began in July 2007.

We recorded a benefit in the amount of $72,000 in fiscal 2006 as a result of the settlement with the landlord of one of our facilities in China. We did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005.

MERGER FEES.  Merger fee expenses of $1.5 million were recorded in Oplink’s consolidated statement of operations in the fourth fiscal quarter of 2007. The merger fees were incurred by OCP and relate primarily to investment banking fees, legal, public relations and additional board of directors’ expenses associated with Oplink’s acquisition of OCP’s outstanding common stock in June 2007.

On October 28, 2004, we and our newly-formed, wholly-owned Cayman Islands subsidiary, Cayman Oplink Communications, Inc., entered into a stock purchase agreement with all the shareholders of EZconn Corporation (“EZconn”), a privately-held Taiwanese company that manufactures cable and photonics components for broadband access equipment manufacturers. Pursuant to the stock purchase agreement and related ancillary agreements, we were to purchase all of the shares of EZconn and certain assets related to the business of EZconn. On January 17, 2005, we and EZconn agreed to terminate all agreements relating to our proposed acquisition of EZconn, due to subsequent market changes and competitive circumstances. We and EZconn entered into a settlement agreement whereby EZconn paid $2.0 million to us in termination fees. We incurred approximately $1.1 million of expenses including withholding tax in connection with the terminated transaction and recorded a gain of $904,000 for the fiscal year ended June 30, 2005.

IN-PROCESS RESEARCH AND DEVELOPMENT (“IP R&D”).  There was no IP R&D expense recorded in fiscal 2007. We recorded $1,120,000 as IP R&D expense in fiscal 2006 in connection with the acquisition of F3. The IP R&D consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (“VoIP”) or instant messaging (“VoIM”) through the regular office and household corded or cordless call devices.

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

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS.  Amortization of intangible and other assets of approximately $519,000, $217,000 and $185,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, represents charges incurred as a result of our acquisition of a 58% stake in OCP on June 5, 2007, F3 in fiscal 2006 and Accumux and Gigabit in fiscal 2004. For fiscal years ended June 30, 2007 and 2006, $297,000 and $145,000 of amortization of intangible and other assets were included in cost of revenues, respectively.

INTEREST AND OTHER INCOME, NET

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2007	2006	Change	Change	2006	2005	Change	Change
	(In thousands, except percentages)

Interest and other income, net	$9,666	$7,030	$2,636	37.5%	$7,030	$4,591	$2,439	53.1%

The increases in interest income were primarily due to higher yields on our investments. The average rate of return for the years ended June 30, 2007, 2006 and 2005 was 4.9%, 3.8% and 2.3%, respectively. The consolidated balance sheet of Oplink at June 30, 2007 includes $88.0 million in cash and cash equivalents, $5.0 million in short-term held-to-maturity investments and $10.5 million in long-term available-for-sale investments from the acquisition of a 58% stake in OCP which contributed to an increase in net interest income of $415,000 between the acquisition date of June 5, 2007 and June 30, 2007. We anticipate that our interest income in the first quarter of fiscal 2008 will be similar to the fourth quarter of fiscal 2007 as the $84.2 million that was paid in cash to acquire the 58% interest in OCP decreased Oplink’s cash, cash equivalents, short-term and long-term investment balances, however, this would be offset by interest income earned from OCP’s cash, cash equivalents, short-term and long-term investments.

LOSS ON SALE OF ASSETS.  We incurred a loss of $18,000 for the year ended June 30, 2007 on the disposal of fixed assets. We incurred a loss of $458,000 for the year ended June 30, 2006 primarily due to charges required to re-measure assets held for sale at the lower of their carrying amount or fair value less cost to sell. We recorded a loss of $96,000 for the year ended June 30, 2005, from the sale proceeds of fixed assets and intangible assets being less than the carrying amount of these assets.

MINORITY INTEREST.  On June 5, 2007, Oplink consummated its acquisition from the Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. The 42% of OCP’s common stock not purchased by Oplink is recorded on the consolidated balance sheet as minority interest of $68.7 million at June 30, 2007. A minority interest income of $1.4 million is recorded in Oplink’s consolidated statement of operations for the year ended June 30, 2007 and reflects the 42% minority share of OCP’s net loss between June 6, 2007 and June 30, 2007.

PROVISION FOR INCOME TAXES.  We have recorded a tax provision of $241,000 and $73,000 for the years ended June 30, 2007 and 2006, respectively. At June 30, 2007 we had approximately $110.8 million of federal and $64.3 million of state net operating loss carryforwards. Because of certain changes in ownership in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. We may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses. Based on the available objective evidence at June 30, 2007, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $62.6 million has been recorded at June 30, 2007. Included in the June 30, 2007 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

Quarterly Results of Operations

The following tables present our operating results for the last eight quarters. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and the related notes. These operating results are not necessarily indicative of the results of any future period.

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,212	$27,620	$22,953	$19,714

Cost of revenues:
Cost of revenues	28,085	20,515	16,497	13,491
Stock compensation expense	106	69	75	65

Total cost of revenues	28,191	20,584	16,572	13,556

Gross profit	9,021	7,036	6,381	6,158

Operating expenses:
Research and development:
Research and development	2,432	1,364	1,429	1,571
Stock compensation expense	222	123	144	129

Total research and development	2,654	1,487	1,573	1,700

Sales and marketing:
Sales and marketing	1,941	1,461	1,280	1,382
Stock compensation expense	243	162	170	158

Total sales and marketing	2,184	1,623	1,450	1,540

General and administrative:
General and administrative	2,367	1,464	1,772	1,499
Stock compensation expense	965	641	717	722

Total general and administrative	3,332	2,105	2,489	2,221

Transitional costs for contract manufacturing and other costs	216	—	—	—
Merger fees	1,451	—	—	—
Amortization of intangible and other assets	117	35	35	35

Total operating expenses	9,954	5,250	5,547	5,496

(Loss) income from operations	(933)	1,786	834	662
Interest and other income, net	2,678	2,504	2,323	2,161
(Loss) gain on sale of assets	(10)	(8)	(2)	2

Income before minority interest and provision for income taxes	1,735	4,282	3,155	2,825
Minority interest	1,390	7	9	12
Provision for income taxes	(116)	(10)	(33)	(82)

Net income	$3,009	$4,279	$3,131	$2,755

Net income per share:
Basic	$0.13	$0.19	$0.14	$0.13

Diluted	$0.13	$0.19	$0.14	$0.12

Shares used in per share calculation:
Basic	22,524	22,202	22,000	21,557

Diluted	23,252	23,011	23,022	22,552

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2006	2006	2005	2005
	(In thousands, except per share data)
	(Unaudited)

Revenues	$16,915	$14,597	$12,651	$10,683

Cost of revenues:
Cost of revenues	11,676	10,223	9,164	8,058
Stock compensation expense	72	55	66	55

Total cost of revenues	11,748	10,278	9,230	8,113

Gross profit	5,167	4,319	3,421	2,570

Operating expenses:
Research and development:
Research and development	1,767	1,547	1,338	1,488
Stock compensation expense	109	141	154	153

Total research and development	1,876	1,688	1,492	1,641

Sales and marketing:
Sales and marketing	1,238	1,083	886	885
Stock compensation expense	176	121	141	142

Total sales and marketing	1,414	1,204	1,027	1,027

General and administrative:
General and administrative	1,512	1,451	1,701	1,636
Stock compensation expense	472	278	282	247

Total general and administrative	1,984	1,729	1,983	1,883

Transitional costs for contract manufacturing and other costs	(72)	—	—	—
Amortization of intangible and other assets	27	27	18	—
In-process research and development	—	—	1,120	—

Total operating expenses	5,229	4,648	5,640	4,551

Loss from operations	(62)	(329)	(2,219)	(1,981)
Interest and other income, net	2,010	1,831	1,629	1,560
Gain (loss) on sale of assets	14	(445)	(8)	(19)

Income (loss) before minority interest and provision for income taxes	1,962	1,057	(598)	(440)
Minority interest	14	12	4	—
Provision for income taxes	(32)	(41)	—	—

Net income (loss)	$1,944	$1,028	$(594)	$(440)

Net income (loss) per share:
Basic	$0.09	$0.05	$(0.03)	$(0.02)

Diluted	$0.09	$0.05	$(0.03)	$(0.02)

Shares used in per share calculation:
Basic	21,466	21,355	21,318	21,274

Diluted	22,508	22,234	21,318	21,274

Our revenues and operating results are likely to vary significantly from quarter to quarter. The factors, many of which are more fully discussed in Item 1A. Risk Factors,that are likely to cause these variations include, among others:

•	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties, which most likely would cause our gross profit margin to decline;

•	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities, which most likely would cause our gross profit margin to decline;

•	fluctuation in the mix of products sold specifically products with lower margins such as ROADM’s;

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

•	the ability of our manufacturing operations in China to produce timely and deliver products in the quantity and of the quality our customers require;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted;

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party;

•	intense price competition together with general excess global production capacity has resulted in significant price erosion year after year, particularly as it relates to OCP’s products; and

•	the merger integration of OCP may challenge our operational infrastructure.

Due to the factors noted above and other factors noted under the caption entitled “Risk Factors” under Item 1A, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $12.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan awards and warrants, through June 30, 2007. As of June 30, 2007, we had cash, cash equivalents, short-term and long-term investments of $227.9 million of which $103.6 million was due to the acquisition of OCP, and working capital of $254.1 million.

If we receive shareholder approval at OCP’s annual general shareholder meeting to acquire the remaining 42% of OCPs outstanding common stock not currently held by Oplink pursuant to a June 19, 2007 plan of merger, our cash, cash equivalents, short-term and long-term investments would be lower than the sum of our cash, cash equivalents, short-term and long-term investments at the end of fiscal 2007 as we will use approximately $80 million to acquire the remaining 42% of OCP’s outstanding shares of common stock.

We believe that our current cash, cash equivalent, short-term and long-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash, cash equivalents and short-term investments from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

On August 27, 2007, our board of directors authorized the repurchase of $40 million of our common stock over the next two years. The new repurchase plan replaced a former $40 million repurchase program, under which we had bought back $35.2 million of common stock through June 30, 2007. The new repurchase plan could result in a significant reduction in our cash, cash equivalents, short-term and long-term investments in fiscal 2008 compared to fiscal 2007.

Fiscal 2007

Our operating activities provided $12.7 million of cash in fiscal 2007 which consisted of net income of $13.2 million, $5.4 million in non-cash depreciation and amortization charges, $4.7 million in non-cash stock-based compensation expense and $630,000 in other non-cash expenses being partially offset by minority interest of $1.4 million and a $9.9 million increase in net assets and liabilities.

The increase in net assets and liabilities was primarily the result of an increase of $12.2 million in accounts receivable, an increase in inventories of $1.2 million being partially offset by an increase in accounts payable of $2.3 million.

Accounts receivable used $12.2 million of cash primarily due to higher shipments in every quarter in fiscal 2007 compared to the corresponding quarters in fiscal 2006, excluding the impact from the OCP acquisition. The OCP acquisition contributed $6.6 million in shipments between June 6, 2007 and June 30, 2007. Days sales outstanding (“DSOs”) in accounts receivable at the end of the fiscal years ended June 30, 2007 and 2006 were 85 days and 72 days, respectively. The increase in DSOs is attributable primarily to the OCP acquisition having a back-ended impact on accounts receivable balances. Excluding the impact from the OCP acquisition, DSOs would have been 71 days in fiscal 2007.

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

Inventories used $1.2 million of cash during fiscal 2007 primarily due to increased volumes of unit sales and associated purchases of inventory required to meet customer demand. Excluding the acquisition of the 58% stake in

OCP, inventory turns in fiscal 2007 for Oplink had improved compared to fiscal 2006. Inventory turns had deteriorated with the acquisition of the 58% stake in OCP in the fourth quarter of fiscal 2007,

In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another in relation to changes in the level of sales.

Accounts payable increased and therefore provided $2.3 million of cash in fiscal 2007 primarily due to a higher level of inventory purchases.

Our investing activities produced cash of $82.5 million in fiscal 2007. Net cash generated in investing activities in fiscal year ended June 30, 2007 was primarily due to sales or maturities of investments of $211.3 million being partially offset by purchases of investments of $122.3 million for a net increase of $89.0 million in preparation for the acquisition of a 58% stake in OCP. The acquisition of a 58% stake in OCP resulted in $84.2 million in cash consideration and $649,000 of transaction costs being paid out being partially offset by the $81.4 million in cash and cash equivalents that was on OCP’s balance sheet at June 5, 2007 for a net cash outlay of $3.4 million. We also paid $500,000 in connection with the acquisition of the assets of Fibercom Optics Communication Corp in fiscal 2007. The acquisition of property and equipment used $2.6 million of cash in fiscal 2007. Excluding the impact from OCP, we expect capital expenditures in fiscal 2008 to increase over fiscal 2007 primarily as result of replacement capital expenditures. Including the impact from OCP, capital expenditures would further increase in fiscal 2008.

Our financing activities provided cash of $8.6 million in fiscal 2007 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

On August 27, 2007, our board of directors authorized the repurchase of $40 million of our common stock over the next two years. The new repurchase plan replaced a former $40 million repurchase program, under which we had bought back $35.2 million of common stock. The new repurchase plan could result in a significant reduction in our cash, cash equivalents, short-term and long-term investments in fiscal 2008 compared to fiscal 2007.

Fiscal 2006

Our operating activities provided $5.8 million of cash in fiscal 2006 as a result of our net income for fiscal 2006 of $1.9 million and increases of $10.8 million primarily for the non-cash charges of depreciation and amortization, stock compensation expense, amortization of the premium on investments, loss on sale or disposal of assets and IP R&D being offset by usage of $6.9 million for net changes in current assets and liabilities.

In fiscal 2006, the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued liabilities and accrued restructuring costs.

Accounts receivable used $6.0 million of cash primarily due to higher shipments during the last quarter of the fiscal year ended June 30, 2006 compared to the last quarter of the fiscal year ended June 30, 2005. DSOs in accounts receivable at the end of the fiscal years ended June 30, 2006 and 2005 were 72 days and 73 days, respectively.

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

Our investing activities used cash of $30.5 million in fiscal 2006. The net cash used in investing activities in the fiscal year ended June 30, 2006 was primarily due to purchases of investments of $123.3 million being partially offset by sales and maturities of investments of $100.3 million resulting in use of cash of $23.0 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in fiscal 2006 in an effort to take advantage of higher yields and increase returns on our investments. The acquisition of property and equipment used $1.7 million of cash in fiscal 2006 and we used $5.9 million of cash to acquire F3 and the assets of Fibercom.

Our financing activities provided cash of $2.8 million in fiscal 2006 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan being partially offset by $11,000 used for the repurchase of our common stock.

Fiscal 2005

Our operating activities provided $2.4 million of cash in fiscal 2005 as a result of our net loss for fiscal 2005 of $2.6 million adjusted by $9.5 million primarily for the non-cash charges of depreciation and amortization, amortization of the premium on investments, impairment of assets and stock compensation expense, being offset by usage of $4.5 million for net changes in assets and liabilities.

In fiscal 2005, the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities and accrued restructuring costs.

Accounts receivable provided $418,000 of cash primarily due to lower shipments during the last quarter of the fiscal year ended June 30, 2005 compared to the last quarter of the fiscal year ended June 30, 2004. DSOs in accounts receivable at the end of the fiscal years ended June 30, 2005 and 2004 were 73 days and 71 days, respectively.

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

Our investing activities used cash of $30.5 million in fiscal 2005. The net cash used in investing activities in the fiscal year ended June 30, 2005 was primarily due to purchases of investments of $147.1 million being partially offset by sales and maturities of investments of $123.5 million resulting in the use of cash of $23.6 million. We invested a significant amount of our excess cash to purchase short-term and long-term investments in fiscal 2005 in an effort to take advantage of higher yields and increase returns on our investments. The acquisition of property and equipment used $6.6 million of cash in fiscal 2005 of which $4.8 million was for the purchase of a building in Fremont, California to house our U.S. operations.

Our financing activities provided cash of $1.2 million in fiscal 2005 primarily due to proceeds from the issuance of common stock of $1.3 million in connection with the exercise of stock options and employee stock purchase plan, being partially offset by repayment of capital lease obligations of $81,000.

Contractual Obligations

Our contractual obligations as of June 30, 2007 have been summarized below (in thousands):

	Contractual Obligations Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 years

Purchase obligations	$19,761	$19,761	$—	$—	$—
Operating leases	3,198	1,601	1,505	92	—

Total	$22,959	$21,362	$1,505	$92	$—

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We do not believe that the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2006, FASB Emerging Issues Task Force issued Issue 06-09 (“EITF 06-09”), “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee.” A consensus was reached that a parent or an investor should report a change to (or the elimination of) a previously existing difference between the parent’s reporting period and the reporting period of a consolidated entity or between the reporting period of an investor and the reporting period of an equity method investee in the parent’s or investor’s consolidated financial statements as a change in accounting principle in accordance with the provisions of SFAS No. 154. The guidance is effective for changes occurring in interim or annual reporting periods beginning after November 29, 2006. At the present time, we do not believe that the adoption of EITF 06-09 will have a material effect on our consolidated financial position, results of operations or cash flows. However, we present the financial information of our consolidated foreign operating subsidiaries in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of our parent company, our U.S. subsidiary and our non-operating non-U.S. subsidiaries, to ensure timely reporting of consolidated results. If we decided to eliminate the one month difference, the adoption of EITF 06-09 may have a material effect on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. Oplink presents sales net of sales taxes. As such, EITF 06-03 will not impact the method for recording these sales taxes in the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

We are exposed to market risk related to fluctuations in interest rates and foreign currency exchange rates:

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

As of June 30, 2007, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities.

As of June 30, 2007, our long-term investments primarily consisted of corporate bonds and government debt securities, including mortgage-backed securities, with effective maturities of up to two years. Mortgage-backed securities may have contractual maturities that exceed their effective maturities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. As of June 30, 2007, we had $163,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest income. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2006
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$12,289	5.2%	$1,195	5.0%
Cash equivalents — fixed rate	4,137	5.3%	—	0.0%
Short-term investments — variable rate	154	2.2%	24,669	4.0%
Short-term investments — fixed rate	73,146	5.0%	92,726	4.2%
Long-term investments — fixed rate	42,978	8.1%	63,029	4.9%

Total	$132,704		$181,619

	Contractual Fiscal Year Maturity Date
	2008	2009	2010 and after	Total	Fair Value

Long-term investments — fixed rate	$—	$32,438	$10,540	$42,978	$42,918
Average interest rate	—	5.4%	8.7%	8.1%

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at June 30, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

In July 2005, China uncoupled Renminbi from the U.S. dollar and allowed it to float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. As of June 30, 2007, Renminbi further appreciated by 9% against the U.S. dollar. It is uncertain what further adjustments will follow. The Renminbi could appreciate relative to the U.S. dollar in the future.

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

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page F-1, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly

Results of Operations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Joseph Y. Liu, and Chief Financial Officer, Shirley Yin, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Oplink in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

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

As the acquisition of Optical Communication Products, Inc. (“OCP”) occurred in June 2007, the scope of the evaluation excluded an assessment on the effectiveness of the design and operation of disclosure controls and procedures that may have been present at OCP . OCP is an approximately 58% owned subsidiary whose total assets were $181.7 million at June 30, 2007 and whose revenues between June 6, 2007 and June 30, 2007 were $6.6 million.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria and excluding the impact from the acquisition of OCP, our management concluded that, as of June 30, 2007, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

Excluding the impact from the acquisition of OCP, there were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Oplink Communications, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Report on Internal Control Over Financial Reporting, management has excluded Optical Communication Products, Inc. from its assessment of internal control over financial reporting as of June 30, 2007 because it was acquired by the Company in a purchase business combination in June 2007. We have also excluded Optical Communication Products, Inc. from our audit of internal control over financial reporting. Optical Communication Products, Inc. is an approximately 58% owned subsidiary whose total assets and total revenues constituted $181.7 million and $6.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2007.

In our opinion, management’s assessment that Oplink Communications, Inc. and its subsidiaries maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007 and the related financial statement schedule and our report dated September 14, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
September 14, 2007

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “ELECTION OF DIRECTORS,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “CORPORATE GOVERNANCE AND INFORMATION REGARDING THE BOARD AND ITS COMMITTEES” in the proxy statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) to be filed with the SEC within 120 days after July 1, 2007, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2007 Proxy Statement entitled “EXECUTIVE COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2007 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2007 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the section of our 2007 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

3. Exhibits

Exhibit No.		Description

2	.1(9)	Agreement and Plan of Merger by and among Oplink Communications, Inc, Oplink Acquisition Corporation and Optical Communication Products, Inc, dated as of June 19, 2007
3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(1)	Bylaws of Oplink.
3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3	.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4	.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.1(10)	Stock Purchase Agreement by and between the Furukawa Electric Co. and Oplink Communications, Inc. dated as of April 22, 2007
10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10	.8(1)(5)	Oplink’s 1995 Stock Plan.
10	.9(1)(5)	Oplink’s 1998 Stock Plan.
10	.10(1)(5)	Oplink Form of Indemnity Agreement.
10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
10	.30(8)	Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.
10	.31(8)	Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.
10	.33(5)(10)	Stock Purchase Agreement between Oplink Communications, Inc. and The Furukawa Electric Co., Ltd. dated April 22, 2007.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 23, 2005 and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on June 25, 2007 and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 2007.

OPLINK COMMUNICATIONS, INC.

By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph Y. Liu and Shirley Yin, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection there with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chief Executive Officer and President (Principal Executive Officer)	September 14, 2007

/s/ Shirley Yin Shirley Yin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2007

/s/ Leonard J. LeBlanc Leonard J. LeBlanc	Chairman of the Board	September 14, 2007

/s/ Chieh Chang Chieh Chang	Director	September 14, 2007

/s/ Jesse W. Jack Jesse W. Jack	Director	September 14, 2007

/s/ Hua Lee Hua Lee	Director	September 14, 2007

Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
September 14, 2007

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$111,600	$7,856
Short-term investments	73,300	117,395
Accounts receivable, net	34,795	13,369
Inventories	35,427	7,953
Net assets held for sale	22,200	—
Prepaid expenses and other current assets	6,412	2,435

Total current assets	283,734	149,008
Long-term investments	42,978	63,029
Property, plant and equipment, net	28,907	23,443
Goodwill and intangible assets, net	7,421	1,694
Other assets	5,349	781

Total assets	$368,389	$237,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,604	$4,516
Accrued liabilities	13,820	6,216
Accrued transitional costs for contract manufacturing and other costs	1,234	—

Total current liabilities	29,658	10,732
Non-current liabilities	207	30

Total liabilities	29,865	10,762

Commitments and contingencies (Note 14)
Minority interest	68,749	53

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 23,167,521 and 21,521,989 shares issued and outstanding as of June 30, 2007 and 2006, respectively	23	22
Additional paid-in capital	478,615	451,030
Treasury stock, at cost (1,248 shares as of June 30, 2006)	—	(11)
Accumulated other comprehensive income	3,112	1,248
Accumulated deficit	(211,975)	(225,149)

Total stockholders’ equity	269,775	227,140

Total liabilities and stockholders’ equity	$368,389	$237,955

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)

Revenues	$107,499	$54,846	$34,355

Cost of revenues:
Cost of revenues	78,588	39,121	24,709
Stock compensation expense	315	248	27

Total cost of revenues	78,903	39,369	24,736

Gross profit	28,596	15,477	9,619

Operating expenses:
Research and development:
Research and development	6,796	6,140	7,173
Stock compensation expense	618	557	2

Total research and development	7,414	6,697	7,175

Sales and marketing:
Sales and marketing	6,064	4,092	3,629
Stock compensation expense	733	580	84

Total sales and marketing	6,797	4,672	3,713

General and administrative:
General and administrative	7,102	6,300	6,160
Stock compensation expense	3,045	1,279	110

Total general and administrative	10,147	7,579	6,270

Impairment charge	—	—	322
Transitional costs for contract manufacturing and other costs	216	(72)	—
Merger fees	1,451	—	(904)
In-process research and development	—	1,120	—
Amortization of intangible and other assets	222	72	185

Total operating expenses	26,247	20,068	16,761

Income (loss) from operations	2,349	(4,591)	(7,142)
Interest and other income, net	9,666	7,030	4,591
Loss on sale of assets	(18)	(458)	(96)

Income (loss) before provision for income taxes	11,997	1,981	(2,647)
Minority interest	1,418	30	—
Provision for income taxes	(241)	(73)	—

Net income (loss )	$13,174	$1,938	$(2,647)

Net income (loss) per share
Basic	$0.60	$0.09	$(0.13)

Diluted	$0.57	$0.09	$(0.13)

Shares used in per share calculation
Basic	22,071	21,353	21,153

Diluted	22,942	22,184	21,153

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid in	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at June 30, 2004	21,067,553	$21	$444,251	$—	$(158)	$66	$(224,440)	$219,740
Exercise of stock options	39,267	—	263	—	—	—	—	263
Issuance of common stock from ESPP	145,053	—	996	—	—	—	—	996
Stock compensation	—	—	102	—	—	—	—	102
Amortization of deferred compensation	—	—	—	—	121	—	—	121
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(2,647)	(2,647)
Change in cumulative translation adjustments	—	—	—	—	—	(7)	—	(7)
Change in unrealized gain on investments	—	—	—	—	—	3	—	3

Total comprehensive loss								(2,651)

Balance at June 30, 2005	21,251,873	21	445,612	—	(37)	62	(227,087)	218,571
Exercise of stock options	180,433	1	1,959	—	—	—	—	1,960
Issuance of common stock from ESPP	90,931	—	803	—	—	—	—	803
Repurchase of common stock	(1,248)	—	—	(11)	—	—	—	(11)
Reclassification of deferred stock compensation balance	—	—	(37)	—	37	—	—	—
Stock compensation	—	—	2,672	—	—	—	—	2,672
Tax benefit arising from disqualifying dispositions of stock options	—	—	21	—	—	—	—	21
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,938	1,938
Change in cumulative translation adjustments	—	—	—	—	—	1,293	—	1,293
Change in unrealized loss on investments	—	—	—	—	—	(107)	—	(107)

Total comprehensive income								3,124

Balance at June 30, 2006	21,521,989	22	451,030	(11)	—	1,248	(225,149)	227,140
Exercise of stock options	672,577	—	7,497	—	—	—	—	7,497
Issuance of common stock from ESPP	115,697	—	1,053	—	—	—	—	1,053
Issuance of common stock in connection with acquisition	857,258	1	14,216	—	—	—	—	14,217
Retirement of treasury stock	—	—	(11)	11	—	—	—	—
Stock compensation	—	—	4,608	—	—	—	—	4,608
Tax benefit arising from disqualifying dispositions of stock options	—	—	222	—	—	—	—	222
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,174	13,174
Change in cumulative translation adjustments	—	—	—	—	—	1,812	—	1,812
Change in unrealized gain on investments	—	—	—	—	—	52	—	52

Total comprehensive income								15,038

Balance at June 30, 2007	23,167,521	$23	$478,615	$—	$—	$3,112	$(211,975)	$269,775

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$13,174	$1,938	$(2,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,918	6,169	7,697
Amortization of intangible and other assets	519	217	185
Stock compensation expense	4,711	2,664	223
Amortization of premium on investments	112	241	955
Loss on sale or disposal of assets	18	458	96
In-process research and development	—	1,120	—
Impairment charge	—	—	322
Transitional costs of contract manufacturing and other costs	216	(72)	—
Minority interest in loss of consolidated subsidiaries	(1,418)	(30)	—
Tax benefit resulting from stock option transactions	222	21	—
Other	61	(1)	(8)
Change in assets and liabilities:
Accounts receivable	(12,185)	(6,024)	418
Inventories	(1,236)	(328)	(2,232)
Prepaid expenses and other current assets	203	(403)	(78)
Other assets	775	156	141
Accounts payable	2,331	487	(1,268)
Accrued liabilities and accrued restructuring costs	244	(830)	(1,433)

Net cash provided by operating activities	12,665	5,783	2,371

Cash flows from investing activities:
Purchases of available-for-sale investments	(59,625)	(46,030)	(99,072)
Sales and maturities of available-for-sale investments	83,741	63,266	113,450
Purchases of held-to-maturity investments	(62,633)	(77,285)	(48,000)
Sales and maturities of held-to-maturity investments	127,540	37,000	10,000
Proceeds from sales of property and equipment	12	130	434
Purchase of property and equipment	(2,635)	(1,662)	(6,636)
Acquisition of businesses, net of cash acquired	(3,917)	(5,871)	(717)

Net cash provided by (used in) investing activities	82,483	(30,452)	(30,541)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,550	2,763	1,259
Repurchase of common stock	—	(11)	—
Payments received on notes receivable	—	—	12
Repayment of capital lease obligations	—	—	(81)

Net cash provided by financing activities	8,550	2,752	1,190

Effect of exchange rate changes on cash	46	63	—

Net increase (decrease) in cash and cash equivalents	103,744	(21,854)	(26,980)
Cash and cash equivalents, beginning of year	7,856	29,710	56,690

Cash and cash equivalents, end of year	$111,600	$7,856	$29,710

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$138	$25	$—

Cash paid during the period for interest	$18	$—	$6

Supplemental non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$14,217	$—	$—

Change in unrealized gain (loss) on investments	$52	$(107)	$3

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY:

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

On June 5, 2007, Oplink consummated its acquisition from the Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in Optical Communication Products, Inc. (“OCP”). In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa (a copy of which was filed by Oplink with its Form 8-K filed with the Securities and Exchange Commission on April 23, 2007), Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. Accordingly, the consolidated statement of operations for OCP for the period from June 6, 2007 to June 30, 2007 and the consolidated balance sheet of OCP as of June 30, 2007 have been consolidated with Oplink’s consolidated statement of operations for the year ended June 30, 2007 and Oplink’s consolidated balance sheet as of June 30, 2007.

Risks and Uncertainties

The optical communications markets have recently experienced a slight improvement after experiencing a prolonged severe downturn, which resulted in a significant decline in the demand for the optical subsystems, integrated modules and components supplied by the Company and its competitors. Management believes the market will continue to show improvement but should the market deteriorate management believes it has the financial resources, and will take the necessary actions, to manage through such a downturn. However, a further prolonged downturn in the optical communications markets, failure by the Company to anticipate or respond to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, any significant delays in the development or introduction of products or the occurrence or non-occurrence of other events could have a material adverse effect on the Company’s financial condition, operating results or cash flows. In addition, the acquisition of OCP may challenge our operational infrastructure.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

On January 1, 2001, the Company adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, the Company will present each fiscal year as if it ended on June 30. July 1, 2007, July 2, 2006 and July 3, 2005 represent the Sunday closest to the period ended June 30, 2007, 2006 and 2005, respectively. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical year. Fiscal years 2007 and 2006 consisted of 52 weeks.

Reclassifications

Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries, Accumux Technologies, Inc., Cayman Oplink Communications, Inc., F3 Inc., King Galaxy International Limited, OCP, Shanghai Oplink Communications, Inc. (“Shanghai”), Taiwan Oplink Communications, Inc., Zhuhai Free Trade Zone Oplink Communications, Inc. (“Zhuhai FTZ”), Zhuhai Free Trade Zone Oplink Optical Communications, Inc. (“Zhuhai”) and Oplink Macau Commercial Services Company Limited (“Macau”). With respect to Macau, the Company and Joseph Liu, the President, Chief Executive Officer and a director of the Company, each hold one share in Macau pursuant to which Company holds a voting interest of ninety-eight and three-fourths percent (98.75%) and Joseph Liu holds the remaining one and one-fourth percent (1.25%) voting interest. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of OCP and its subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $171,000 and $107,000 at June 30, 2007 and 2006, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value based upon quoted market prices of the securities. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. When available-for-sale or held-to-maturity securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Securities classified as short-term have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date.

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

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair market value based on quoted market prices. Held-to-maturity investments are reported at amortized cost.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company’s cash equivalents, short-term and long-term investments primarily composed of investments in money market funds, commercial paper, government and non-government debt securities are maintained with five high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

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

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2007	2006	2005

Customer A	33%	*	*
Customer B	12%	21%	16%
Customer C	*	12%	26%

*	Less than 10%.

At June 30, 2007, three customers accounted for 25%, 17% and 12% of total accounts receivable. At June 30, 2006, three customers accounted for 28%, 12% and 11% of total accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Excluding OCP inventory, inventory cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory cost for OCP is determined using the weighted average cost, which approximates actual cost on a first-in, first-out method. Inventory is subject to rapid technological changes as a result of substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts which could have an adverse affect on its realization in future periods. The Company regularly assesses the valuation of inventories and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Estimates of realizable value are based upon the Company’s analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company’s forecast or actual demand from customers is lower than the Company’s estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Assets held for sale, which include land and buildings, is recorded at the lower of cost or fair value (see note 6). Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and five years are used for manufacturing and engineering equipment. Estimated useful lives of three to five years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in process are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repairs and maintenance costs are charged to expense as incurred.

Long-lived assets

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment and its identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings. The Company noted impairment indicators during the fourth quarter of fiscal 2005 and that the carrying value of purchased intangible assets recorded in connection with the acquisition of Accumux Technologies, Inc. and Gigabit Optics Corporation in fiscal 2004 may not be recoverable and consequently performed an impairment review. As a result, an impairment charge of $322,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value in the consolidated statement of operations for the year ended June 30, 2005. Fair value of the intangible assets was determined based on discounted future cash flows. There was no impairment charge recorded in fiscal years 2006 or 2007.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities were accounted for using the purchase method of accounting which requires management to make estimates on the fair value of assets received. Identifiable intangible assets are comprised of technology, trade names, backlog and customer relationships. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from one year to six and a half years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued transitional costs for contract manufacturing

On November 1, 2006, OCP announced that it reached an agreement to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and Asia facilities to SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation beginning July 2007. In connection with the outsourcing, a restructuring liability of $1.2 million has been accrued on Oplink’s consolidated balance sheet at June 30, 2007 and is primarily estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets associated with the manufacturing of certain of OCP’s product lines pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 112, “Employers’ Accounting for Post Employment Benefits.” OCP anticipates that the transition will be completed by June 30, 2008

Income taxes

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

At June 30, 2007, there is an income tax receivable and payable of $726,000 and $311,000, respectively. The income tax receivable and payable are associated with the operations of OCP.

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

Stock compensation

Summary

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock were surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” The Company recorded employee stock compensation for the year ended June 30, 2005 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma information for the year ended June 30, 2005 was as follows (in thousands, except per share data):

Year Ended
June 30,
2005

Net loss as reported	$(2,647)
Stock-based employee compensation expense included in reported net loss	144
Pro forma stock compensation expense computed under the fair value method for all awards	(3,198)

Pro forma net loss	$(5,701)

Basic and diluted net loss per share, as reported	$(0.13)

Pro forma basic and diluted net loss per share	$(0.27)

The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cash flows.

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the years ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Years Ended June 30,
	Oplink	OCP	Consolidated
	2007	2007	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$4,092	$160	$4,252	$2,227
Restricted stock awards	—	83	83	—
Employee stock purchase plan	368	8	376	445
Net change of amounts capitalized as inventory	—	—	—	(8)

Total stock-based compensation	4,460	251	4,711	2,664
Tax effect on stock-based compensation	(1,516)	(85)	(1,602)	(906)

Net effect on net income	$2,944	$166	$3,109	$1,758

Effect on net income (loss) per share:
Basic	$(0.13)	$(0.01)	$(0.14)	$(0.08)

Diluted	$(0.13)	$(0.01)	$(0.14)	$(0.08)

Stock compensation related to Oplink stock awards

As of July 1, 2005, the Company had an unrecorded deferred stock compensation balance related to stock options of approximately $5.3 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended June 30, 2007 and 2006, the Company granted 594,912 and 1,075,567 stock options, respectively, with an estimated total grant-date fair value of $4.6 million and $8.7 million, respectively. The stock options granted were for options to purchase Oplink common stock. The Company estimated that the stock compensation for the awards granted in the year ended June 30, 2007 and 2006 not expected to vest was $620,000 and $2.5 million, respectively. During the years ended June 30, 2007 and 2006, the Company recorded stock compensation expense related to Oplink stock options of $4.1 million and $2.2 million, respectively.

As of June 30, 2007 the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $9.5 million which will be recognized over an estimated weighted average amortization period of 2.75 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2007 and 2006. The Company elected not to capitalize any stock compensation to inventory at July 1, 2005 when the provisions of SFAS No. 123(R) were initially adopted.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin No. 107 and the Company’s fiscal 2005 pro forma disclosures of net loss, including stock compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended June 30
	2007	2006	2005

Risk-free interest rate	4.73%	4.73%	3.59%
Expected term	4.6 years	4.7 years	4.0 years
Expected dividends	0%	0%	0%
Volatility	48%	47%	54%

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Years Ended June 30
	2007	2006	2005

Risk-free interest rate	4.83%	4.44%	3.33%
Expected term	1.3 years	1.3 years	2.0 years
Expected dividends	0%	0%	0%
Volatility	47%	45%	52%

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

The weighted-average grant-date fair value for options to purchase Oplink common stock granted under the stock option plans was $7.96, $8.12 and $5.04 per share for the years ended June 30, 2007, 2006 and 2005, respectively. The weighted-average fair value of the purchase rights under Oplink’s employee stock purchase plan was $6.36, $4.70 and $5.04 per share for the years ended June 30, 2007, 2006 and 2005, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Incentive Program

In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% after the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of June 30, 2007, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan. The number of shares of common stock reserved for issuance is automatically increased on January 1 of each year, by the greater of the total number of shares of common stock for which stock options, stock bonuses and stock purchase rights were granted in the preceding calendar year, or 5.0% of the total outstanding common stock on that date on a fully diluted basis; provided, that the Board of Directors may designate a smaller number of shares by which the reserve will increase on a particular date. The Board of Directors elected to increase the number of authorized shares under the 2000 Plan by 665,768 shares during fiscal 2007. The Board of Directors elected not to increase the number of authorized shares under the 2000 Plan for each of fiscal 2005 and 2006. Over the ten-year term of the 2000 Plan, no more than 7,142,857 shares may be reserved for issuance pursuant to the exercise of incentive stock options.

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2004	5,065,272	2,827,761	$15.8655
Options granted	(674,929)	674,929	11.1804
Options exercised	—	(39,267)	6.6619
Options canceled	399,934	(399,934)	18.7215

Balance, June 30, 2005	4,790,277	3,063,489	14.5481
Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired(1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	15.2351
Options authorized during fiscal 2007	665,768	—	—
Options granted	(594,912)	594,912	17.4252
Options exercised	—	(672,577)	11.1323
Options canceled	114,428	(114,428)	16.4818

Balance, June 30, 2007	4,211,451	3,449,236	$16.3067

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company’s 1995 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding at June 30, 2007				Options Vested and Exercisable at June 30, 2007
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
		(In years)		(In thousands)		(In years)		(In thousands)

$ 0.0001 - $ 2.0000	11,964	1.8	$0.6273	$172	11,964	1.8	$0.6273	$172
$ 4.0001 - $ 5.0000	806,615	5.2	4.6282	8,366	806,615	5.2	4.6282	8,366
$ 5.0001 - $ 10.0000	83,061	4.6	8.1084	572	82,924	4.6	8.1060	572
$10.0001 - $ 11.0000	301,987	7.8	10.2320	1,440	118,487	7.6	10.1933	570
$12.0000 - $ 13.0000	238,829	7.9	12.2893	647	91,857	7.6	12.4298	236
$13.0001 - $ 15.0000	296,909	7.7	14.0995	267	138,769	6.5	13.7472	174
$15.0001 - $ 17.0000	108,528	8.7	16.7665	—	19,571	4.9	15.8496	—
$17.0001 - $ 19.0000	362,682	7.5	18.0433	—	170,899	5.2	18.1335	—
$19.0001 - $ 20.0000	91,000	9.2	19.7000	—	291	9.2	19.7000	—
$20.0001 - $ 21.0000	767,670	9.0	20.2359	—	178,998	8.9	20.2464	—
$28.0000 - $ 37.0000	299,650	3.1	35.5272	—	299,650	3.1	35.5272	—
$42.0000 - $140.0000	80,341	3.2	65.7666	—	80,341	3.2	65.7666	—

	3,449,236	6.9	$16.3067	$11,464	2,000,366	5.5	$15.8164	$10,090

Vested and expected to vest	3,214,791	6.3	$16.2719	$11,211

As of June 30, 2006 and 2005, options to purchase 2,095,338 and 1,999,035 shares at weighted average exercise prices of $14.89 and $16.76 per share were vested and exercisable, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.00 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 1,250,616. The total intrinsic value of options exercised during the years ended June 30, 2007, 2006 and 2005 was $6.2 million, $1.1 million and $188,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended June 30, 2007, 2006 and 2005 was approximately $7.5 million, $2.0 million and $263,000, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the years ended June 30, 2007 and 2006 were $368,000 and $445,000, respectively. 115,697, 90,931 and 145,053 shares were purchased under the employee stock purchase plan during the years ended June 30, 2007, 2006 and 2005, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares reserved for issuance under the Company’s employee stock purchase plan will be increased each January, beginning January 1, 2001, and ending January 1, 2010, by the greater of the total number of shares issued under the plan during the preceding calendar year or 1.5% of the number of shares of common stock outstanding on that date. The Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased on that date. The Board of Directors approved the increase of authorized shares under the Company’s employee stock purchase plan by 332,413 shares during fiscal 2007. The Board of Directors elected not to increase the number of authorized shares under the Company’s employee stock purchase plan for each of fiscal 2005 and 2006. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.

Stock compensation related to OCP stock

From June 6, 2007, which is the date that OCP became a majority-owned subsidiary of Oplink, to June 30, 2007, OCP recorded stock compensation expense of $160,000 related to employee stock option awards.

As of June 30, 2007, the unrecorded deferred stock compensation balance related to stock options to purchase OCP common stock was $4.1 million which will be recognized over an estimated weighted average amortization period of 3.3 years.

During the period June 6, 2007 to June 30, 2007, OCP did not grant any stock purchase rights under its employee stock purchase plan. During the same period, OCP granted 9,000 stock options to purchase its common stock with a weighted-average fair value of $0.94.

Equity Incentive Program

OCP has a 2000 Stock Incentive Plan that authorizes 22,121,680 options for grant and provides that options may have a contractual term up to ten years and become exercisable and vest in increments. Options vest at a rate of 25% per year or 25% after the first year with the remainder vesting incrementally over the subsequent 36 months. Options under this plan are generally granted with the exercise price equal to the fair market value of OCP’s common stock on the date of grant. Subsequent to Oplink’s acquisition of OCP, OCP granted 9,000 stock options with an estimated total grant-date fair value of $8,000. Stock-based compensation expense was recorded in the consolidated statement of operations for the year ended June 30, 2007 for $160,000 related to the granting of OCP stock options from June 6, 2007 to June 30, 2007 and the amortization of previously granted OCP stock options. There are 15,288,969 stock options to purchase OCP common stock available for grant as of June 30, 2007 pursuant to OCP’s 2000 Stock Incentive Plan.

The options outstanding and exercisable on OCP common stock are as follows:

	Options Outstanding at June 30, 2007			Options Exercisable at June 30, 2007
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Life	Price
		(In years)			(In years)

$ 0.19 - $ 1.60	621,607	4.6	$1.03	424,107	3.6	$0.82
$ 1.62 - $ 3.47	4,481,269	7.0	2.04	571,011	4.7	2.33
$ 3.64 - $ 9.72	55,880	4.6	7.16	52,880	4.5	7.36
$11.00 - $11.12	1,948,615	1.2	11.00	1,948,615	1.2	11.00
$17.38 - $17.38	457,086	0.6	17.38	457,086	0.6	17.38

	7,564,457	4.9	$5.23	3,453,699	2.1	$9.11

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of OCP options outstanding and exercisable was approximately $358,000 and $333,000 at June 30, 2007, respectively. The aggregate intrinsic value was based on an OCP closing stock price of $1.61 at June 29, 2007 with 424,107 exercisable stock options being in-the-money.

The number of OCP stock options that are vested or expected to vest at June 30, 2007 is 6,666,667 with a weighted average exercise price per share of $5.67 and a weighted averaged remaining contractual term of 2.7 years. The aggregate intrinsic value of the OCP stock options vested or expected to vest at June 30, 2007 is $353,000.

OCP settles employee stock option exercises with newly issued common shares. In one instance, however, a grant of 62,500 shares of restricted stock were surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007.

Under the terms of the merger agreement between Oplink and OCP, OCP’s outstanding stock options would convert into Oplink stock options. The number of converted OCP stock options shall be equal to the number of outstanding OCP stock options immediately prior to the closing date of the merger multiplied by the result of dividing (A) $1.65 by (B) the average of the closing price of a share of common stock of Oplink on NASDAQ for the five trading days ending two business days prior to the closing date (the “Option Exchange Ratio”) of the merger, as adjusted to reflect any reclassification, stock split or reverse stock split, stock. The per share exercise price of each assumed OCP stock option shall be adjusted by dividing the per share exercise price by the Option Exchange Ratio. In accordance with certain employment agreements with several employees, unvested stock options would become fully vested upon completion of the merger with Oplink.

Employee Stock Purchase Plan

OCP has an employee stock purchase plan of which a total of 322,818 shares are available for future issuance under the plan at June 30, 2007. No shares were issued between June 6, 2007 and June 30, 2007 pursuant to this plan. The June 6th date reflects the date that OCP became a majority-owned subsidiary of Oplink. Stock-based compensation expense in the amount of $8,000 was recorded in the consolidated statement of operations related to the amortization of stock purchase rights granted prior to June 5, 2007. $8,000 in compensation cost is related to the employee stock purchase plan as a result of the acquisition of the 58% majority stake in OCP on June 5, 2007

Restricted Stock Awards

OCP has issued restricted stock awards and values the restricted stock at a price equal to the fair market value of OCP’s common stock on the date of grant. The vesting is 25% per year or 1/48th per month. Of the 300,000 shares that OCP has issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 250,000 shares were issued outside of the plan.

There were no restricted stock awards issued by OCP from the date it became a majority-owned subsidiary of Oplink and June 30, 2007. An expense of $83,000 was recorded for restricted stock awards that had previously been awarded by OCP but were amortized in the period from June 6 to June 30, 2007.

In June 2007, 62,500 restricted stock awards were cancelled in exchange for $103,125 to be settled in cash the earlier of (i) January 2, 2008 or (ii) termination of services, as defined in the employment contract, of an executive officer of OCP.

As of June 30, 2007, there were 226,038 restricted stock awards from OCP that had not yet vested with a weighted average grant-date fair value of $1.90 per award.

Derivative financial instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures,

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. The Company has not entered into any derivative financial instrument contracts.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and changes in unrealized gains and losses on investments, net of taxes. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

Net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Years Ended June 30,
	2007	2006	2005

Numerator:
Net income (loss)	$13,174	$1,938	$(2,647)

Denominator:
Weighted average shares outstanding — basic	22,071	21,353	21,153
Effect of dilutive potential shares	871	831	—

Weighted average shares outstanding — diluted	22,942	22,184	21,153

Net income (loss) per share — basic	$0.60	$0.09	$(0.13)

Net income (loss) per share — diluted	$0.57	$0.09	$(0.13)

Antidilutive stock options not included in net income (loss) per share calculation	1,600	2,184	3,063

Recently issued accounting standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The Company invested $0 and $24.1 million in auction rate securities at June 30, 2007 and 2006, respectively. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company recorded such securities as short-term investments based on the short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at the Company’s discretion. Investments in auction rate securities are classified as “available for sale” and are reported at fair value in the Company’s consolidated balance sheets with the intent of meeting the Company’s short-term working capital requirements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term and long-term investments at June 30, 2007 and 2006 consist of the following (in thousands):

	June 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$75	$75	$—	$—	$75
Obligations of states and political subdivisions	79	79	—	—	79
Corporate securities	16,152	16,165	—	(24)	16,141
United States government agencies	56,994	56,996	—	(94)	56,902

Total short-term investments	73,300	73,315	—	(118)	73,197

Long-term investments:
Corporate securities	7,438	7,438	—	(30)	7,408
United States government agencies	35,540	35,536	6	(32)	35,510

Total long-term investments	42,978	42,974	6	(62)	42,918

Total investments	$116,278	$116,289	$6	$(180)	$116,115

	June 30, 2006
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$390	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	18,400	—	—	18,400
Corporate securities	43,618	43,677	1	(180)	43,498
United States government agencies	54,987	55,001	—	(440)	54,561

Total short-term investments	117,395	117,468	1	(620)	116,849

Long-term investments:
Corporate securities	3,029	3,029	—	(7)	3,022
United States government agencies	60,000	60,000	—	(525)	59,475

Total long-term investments	63,029	63,029	—	(532)	62,497

Total investments	$180,424	$180,497	$1	$(1,152)	$179,346

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2007 and June 30, 2006 are presented in the following tables (in thousands):

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$75	$—	$—	$75
Obligations of states and political subdivisions	79	—	—	79
Corporate securities	10,932	—	(13)	10,919
United States government agencies	12,536	6	(4)	12,538

Total available-for-sale investments	23,622	6	(17)	23,611

Held-to-maturity investments:
Corporate securities	12,671	—	(41)	12,630
United States government agencies	79,996	—	(122)	79,874

Total held-to-maturity investments	92,667	—	(163)	92,504

Total investments	$116,289	$6	$(180)	$116,115

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$390	$—	$—	$390
Obligations of states and political subdivisions	18,400	—	—	18,400
Corporate securities	23,867	1	(60)	23,808
United States government agencies	5,000	—	(14)	4,986

Total available-for-sale investments	47,657	1	(74)	47,584

Held-to-maturity investments:
Corporate securities	22,839	—	(127)	22,712
United States government agencies	110,001	—	(951)	109,050

Total held-to-maturity investments	132,840	—	(1,078)	131,762

Total investments	$180,497	$1	$(1,152)	$179,346

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gain (loss) on sales of available-for-sale securities in fiscal 2007 was not material. There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2006 and 2005. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following tables provide a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2007 and 2006 (in thousands):

	June 30, 2007
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
Corporate securities	$10,920	$(13)	$—	$—	$10,920	$(13)
United States government agencies	2,656	(4)	—	—	2,656	(4)

Total available-for-sale investments:	13,576	(17)	—	—	13,576	(17)

Held-to-maturity investments:
Corporate securities	12,630	(41)	—	—	12,630	(41)
United States government agencies	34,960	(41)	39,918	(81)	74,878	(122)

Total held-to-maturity investments	47,590	(82)	39,918	(81)	87,508	(163)

Total investments in loss position	$61,166	$(99)	$39,918	$(81)	$101,084	$(180)

	June 30, 2006
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
Corporate securities	$17,929	$(60)	$—	$—	$17,929	$(60)
United States government agencies	4,986	(14)	—	—	4,986	(14)

Total available-for-sale investments:	22,915	(74)	—	—	22,915	(74)

Held-to-maturity investments:
Corporate securities	17,189	(66)	5,523	(61)	22,712	(127)
United States government agencies	54,544	(457)	54,506	(494)	109,050	(951)

Total held-to-maturity investments	71,733	(523)	60,029	(555)	131,762	(1,078)

Total investments in loss position	$94,648	$(597)	$60,029	$(555)	$154,677	$(1,152)

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2007 by contractual maturities, are shown below (in thousands):

	June 30, 2007
	Amortized	Estimated
	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$13,087	$13,072
Due in one year to five years	—	—
Due in five years to ten years	1,133	1,133
Due after ten years	9,402	9,406

Total available-for-sale investments	23,622	23,611

Held-to-maturity investments:
Due in one year or less	60,229	60,126
Due in one year to five years	32,438	32,378

Total held-to-maturity investments	92,667	92,504

Total investments	$116,289	$116,115

The Company reclassified certain available-for-sale investments to held-to-maturity investments during fiscal 2005. As a result, the associated unrealized gains recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets were amortized over the remaining life of the related investments. The balance of the unamortized unrealized gains associated with investments reclassified from available-for-sale to held-to-maturity was approximately $0, $10,000 and $65,000 as of June 30, 2007, 2006 and 2005, respectively.

NOTE 4 —	ACCRUED TRANSITIONAL COSTS FOR CONTRACT MANUFATCURING AND OTHER COSTS

A summary of accrued transitional costs for contract manufacturing and restructuring charges accrued in fiscal 2007, 2006 and 2005 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2004	—	1,899	$1,899
Cash payments	—	(1,836)	(1,836)

Balance at June 30, 2005	—	63	63
Cash payments	—	(63)	(63)

Balance at June 30, 2006	—	—	—
Liability assumed from OCP acquisition in June 2007	1,232		1,232
Additional charge in June 2007	216		216
June payments	(214)		(214)

Balance at June 30, 2007	$1,234	$—	$1,234

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

China in July 2007. OCP expects to maintain its existing manufacturing facilities but has begun reducing its manufacturing workforce in Woodland Hills, California and in Asia.

The Company recorded an expense of $216,000 from June 6, 2007 to June 30, 2007 as a result of the decision by OCP to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and Asia facilities to SAE.

These transitional charges, which are primarily estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China which began in July 2007, are being recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits. The Company anticipates that the transition, including restructuring payments, will be completed by July 31, 2008.

The Company recorded a benefit in the amount of $72,000 in fiscal 2006 as a result of the settlement with the landlord of one of its facilities in China. The Company did not incur any restructuring costs or other charges during the fiscal year ended June 30, 2005.

NOTE 5 —	ACQUISITIONS

Acquisitions in fiscal 2007

On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in Optical Communication Products, Inc. (“OCP”). In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa (a copy of which was filed by Oplink with its Form 8-K filed with the Securities and Exchange Commission on April 23, 2007), Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. Oplink paid the cash portion of the consideration out of its cash balances. The shares were valued based on the average of the closing price of the Company’s stock from April 19, 2007 to April 25, 2007. The average stock price during this period was $16.58, resulting in a total stock consideration of $14.2 million.

OCP designs, manufactures and sells a comprehensive line of high performance, highly reliable fiber optic modules for the metropolitan area networking, local area networking and passive optical networking (“PON”) markets. Modules are preassembled components that are used to build network equipment. OCP’s modules are integrated into systems that address the bandwidth limitations in metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. OCP’s products predominantly include optical transmitters, receivers and transceivers that convert electronic signals into optical signals and back to electronic signals, enabling high-speed communication of voice, video and data traffic over public and private fiber optic networks.

The shares of Oplink common stock issued to Furukawa are subject to a three year lock-up restriction on Furukawa’s ability to resell the shares. One third of the shares, or approximately 285,757 shares, will be released from the lock-up on each of the first, second and third anniversaries of the closing of the transaction.

The Company will continue to conduct its business within one business segment as its organizational structure is not dictated by product, service lines, geography or customer type.

The acquisition of approximately 58% of OCP’s outstanding shares of common stock has been accounted for as a business combination pursuant to SFAS No. 141, “Business Combinations”, using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of June 5, 2007 which was the acquisition completion date.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price was comprised of (in thousands):

Cash	$84,150
Fair value of common stock issued	14,217
Transaction costs	1,345

Total purchase price	$99,712

The purchase price was allocated to OCP’s net tangible and identifiable intangible assets based on their estimated fair values as of June 5, 2007. The Company expects the purchase price allocation to be finalized upon the finalization of the related valuations pursuant to SFAS No. 141, “Business Combinations”. The excess of fair values of net tangible and identifiable intangible assets over the purchase price resulted in negative goodwill, which was then allocated to intangible assets and fixed assets based on relative fair values assigned as of June 5, 2007. This resulted in a $16.6 million reduction in fair value being allocated to intangible assets and a $7.6 million reduction in fair value being allocated to fixed assets for a total negative goodwill allocation of $24.2 million.

The allocation of purchase price was based on management’s estimates of the value of the tangible and intangible assets acquired and liabilities assumed.

The acquisition of approximately 58% of OCP’s outstanding shares of common stock were accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of the acquisition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Based upon management’s estimate and a valuation performed by an independent third party, the purchase price, after the allocation of negative goodwill, was allocated to the various asset classes as follows (in thousands):

Technology	$2,615
Customer relationships	1,801
Trade names	407
Backlog	52
Net working capital	75,756
Net assets held for sale	13,898
Net fixed assets	2,232
Other net assets	2,951

Total purchase price	$99,712

Intangible assets are comprised of technology, patents, trade names, customer relationships and backlog. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 1 year and 6.5 years.

The developed technology acquired from OCP, which was comprised of products that have reached technological feasibility, is primarily fiber optic modules for the metropolitan area networking, local area networking and passive optical networking markets. These modules are integrated into systems that address the bandwidth limitations in metropolitan area networks, local area networks and fiber-to-the-home networks. The Company amortizes developed technologies on a straight-line basis over a estimated lives of between 3 and 6.5 years.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended June 30,
	2007	2006	2005

Net revenues	$170,598	$120,656	$88,692
Net income (loss)	$(2,626)	$4,321	$(4,490)
Net income (loss) per share:
Basic	$(0.11)	$0.19	$(0.20)

Diluted	$(0.11)	$0.19	$(0.20)

Shares used in per share calculations:
Basic	22,864	22,211	22,010

Diluted	22,864	23,042	22,010

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if Oplink and OCP had been a consolidated entity during the periods presented.

On June 19, 2007, Oplink entered into an Agreement and Plan of Merger (the “Merger Agreement”) between Oplink, Oplink Acquisition Corporation, a newly-formed, wholly owned subsidiary of Oplink (“Merger Sub”) and OCP as disclosed on Form 8-K dated June 25, 2007. Under the terms of the Merger Agreement, Merger Sub will be merged with and into OCP (the “Merger”), with OCP continuing as the surviving corporation of the Merger.

Pursuant to the Merger Agreement, Oplink will acquire the 42% of OCP’s outstanding common stock not currently held by Oplink.

In the Merger, each share of common stock of OCP (other than shares owned by Oplink, shares owned by OCP and shares owned by stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive $1.65 per share in cash, without interest. In addition, in connection with the Merger, Oplink will assume all outstanding stock options issued pursuant to OCP’s stock option plans, which will become options to purchase shares of Oplink common stock.

Consummation of the Merger is subject to the approval of holders of two-thirds of the outstanding OCP shares not currently held by Oplink.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2006, the Company entered into a definitive agreement to purchase fixed assets, inventories and certain intangible assets of Fibercom Optics Communication Corp. (“Fibercom”) for $2.0 million in cash and approximately $16,000 in transaction costs. Fibercom is a passive component and connector manufacturer based in Taiwan. The Company paid $1.5 million in fiscal 2007 and the remaining $500,000 is subject to an escrow to secure the Company against Fibercom’s breach of representations and warranties.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the F3 and Fibercom acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended June 30,
	2006	2005

Net revenues	$58,648	$37,467
Net income (loss)	$820	$(4,744)
Net income (loss) per share:
Basic	$0.04	$(0.22)

Diluted	$0.04	$(0.22)

Shares used in per share calculation:
Basic	21,353	21,153

Diluted	22,184	21,153

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

NOTE 6 —	NET ASSETS HELD FOR SALE

On April 25, 2007, OCP’s board of directors approved resolutions to market and sell the land and building located in Woodland Hills, California and formed a real estate special committee of the board of directors to oversee the disposition of the land and building and to approve the final purchase offer and related agreements. On May 16, 2007, OCP entered into an exclusive sales listing agreement with a real estate advisory firm to market and sell the property. The carrying value of the land and building on Oplink’s consolidated balance sheet at June 30, 2007 is approximately $22.2 million. Oplink expects to sell the property for cash within the next twelve months and has classified the assets held for sale as a current asset.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	GOODWILL AND INTANGIBLE ASSETS, NET

The following tables present details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007 and F3 and Fibercom in fiscal 2006 at June 30, 2007 and 2006 (in thousands):

	Estimated	Gross	Accumulated
June 30, 2007	Useful Life	Amount	Amortization	Net
	(In years)

Patents	5	$400	$373	$27
Technology	3-6.5	5,216	1,040	4,176
Trade name	3-6	570	97	473
Customer relationships	3-4	2,380	252	2,128
Backlog	1	52	9	43

Total		$8,618	$1,771	$6,847

	Estimated	Gross	Accumulated
June 30, 2006	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$921	$145	$776
Trade name	3	163	36	127
Customer relationships	3	253	36	217

Total		$1,337	$217	$1,120

The following table presents details of the amortization expense of intangible and other assets as reported in the consolidated statements of operations (in thousands):

	Years Ended June 30,
Reported as:	2007	2006	2005

Cost of revenues	$297	$145	$—
Operating expenses	222	72	185

Total	$519	$217	$185

The future amortization of intangible assets is as follows (in thousands):

Fiscal Years Ending June 30,	Amount

2008	$1,967
2009	1,791
2010	1,472
2011	1,230
2012	218
After 2012	169

$6,847

There was no goodwill recorded as a result of the acquisition of OCP. Goodwill of $574,000 was recorded as a result of the acquisitions of F3 and Fibercom during the year ended June 30, 2006.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	OTHER INVESTMENTS

On April 12, 2007, OCP purchased a minority interest in StrataLight Communications, Inc. (“StrataLight”) for $5.0 million and the investment in StrataLight is recorded in other assets on the consolidated balance sheet at June 30, 2007. StrataLight is engaged in the commercial deployment of ultra high capacity optical transmission sub-systems with line rates in excess of 40Gbps. Oplink’s consolidated balance sheet as of June 30, 2007 includes the acquisition of OCP by Oplink and consequently includes OCP’s minority acquisition in StrataLight. The minority interest in StrataLight is accounted for under the cost method in accordance with Accounting Principles Board Opinion No. 18 as Oplink cannot exercise significant influence over the operations and management of StrataLight.

On July 13, 2007, OCP and StrataLight entered into an option agreement whereby StrataLight may elect to repurchase all of OCP’s equity interest in StrataLight for an aggregate purchase price of $5,000,000 plus cumulative dividends through the date of the repurchase. The option agreement requires that, if StrataLight exercises its option, the repurchase must be completed by August 31, 2007.

On August 29, 2007, StrataLight exercised its option and repurchased all of OCP’s equity interest for $5.2 million, including accumulated dividends.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2007	2006

Accounts receivable, net:
Accounts receivable	$35,125	$13,547
Less: Allowance for doubtful accounts	(330)	(178)

	$34,795	$13,369

Inventories:
Raw materials	$21,156	$5,588
Work-in-process	10,159	2,365
Finished goods	4,112	—

	$35,427	$7,953

Property, plant and equipment, net:
Production and engineering equipment	$57,623	$32,277
Computer hardware and software	9,023	6,464
Building and leasehold improvements	15,985	15,151
Land	1,949	1,949
Construction in progress	1,105	—

	85,685	55,841
Less: Accumulated depreciation and amortization	(56,778)	(32,398)

	$28,907	$23,443

Accrued liabilities:
Payroll and related expenses	$6,205	$1,489
Accrued sales commission	778	469
Accrued warranty	445	405
Accrued professional fees	1,195	975
Acquisition costs	620	510
Accrued sales return	562	240
Income tax payable	311	7
Advance deposits from customers	433	21
Other	3,271	2,100

	$13,820	$6,216

NOTE 10 —	ACCRUED WARRANTY

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

Balance at June 30, 2005	$560
Accruals for warranties issued during the year	242
Adjustments related to pre-existing warranties including expirations and changes in estimates	(168)
Cost of warranty repair	(229)

Balance at June 30, 2006	405
Additional warranty reserve through business combination	15
Accruals for warranties issued during the year	207
Adjustments related to pre-existing warranties including expirations and changes in estimates	6
Cost of warranty repair	(188)

Balance at June 30, 2007	$445

NOTE 11 —	INCOME TAXES

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $5,901,000 and $1,899,000 for the years ended June 30, 2007 and 2006, respectively, and non-U.S. loss of approximately $3,651,000 for the year ended June 30, 2005. The Company recorded a current tax provision of $241,000 and $73,000 for the years ended June 30, 2007 and 2006, respectively. No current or deferred provision has been provided in the year ended June 30, 2005 due to the Company’s tax loss position.

	Years Ended June 30,
	2007	2006	2005

Current tax expense:
Federal	$164	$73	$—
State	65	—	—
Foreign	12	—	—

	$241	$73	$—

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liability) consist of the following (in thousands):

	June 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$46,758	$40,095
Accruals and reserves	9,851	5,115
Research and development credit carryforwards	8,308	4,693

Gross deferred tax assets	64,917	49,903
Valuation allowance	(62,554)	(49,513)

Net deferred tax assets	2,363	390
Deferred tax liability	(1,931)	(390)

Total net deferred tax assets	$432	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,
	2007	2006	2005

Tax at federal statutory rate	34%	34%	(34)%
State, net of federal benefit	—	—	15
Research credit carryforward	—	(1)	(1)
Stock compensation	6	28	2
In-process research and development	—	19	—
Acquired intangibles	—	17	—
Foreign rate differences	(16)	(32)	47
Deferred tax assets not benefitted	36	(60)	(29)
Purchase accounting adjustments	(48)	—	—
Permanent differences and trueups	(9)	—	—
Other	(1)	(1)	—

Effective tax rate	2%	4%	0%

Based on the available objective evidence at June 30, 2007, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. However, the valuation allowance against deferred tax assets at June 30, 2007 was less than 100% as management believes that a portion of the deferred tax assets will be realized. The realizable deferred tax assets are as a result of the acquisition of OCP.

Included in the June 30, 2007 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes. The change in valuation allowance for the years ended June 30, 2007, 2006 and 2005 was an increase of $13.0 million, a decrease of $5.9 million and a decrease of $957,000, respectively.

At June 30, 2007, the Company has approximately $110.8 million of federal and $64.3 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to section 382 of the Internal Revenue Code.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal net operating loss carryforwards will expire through 2027 and the California net operating loss carryforwards will expire through 2017.

As of June 30, 2007, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.5 million and $4.2 million, respectively, available to reduce future income subject to income taxes. The Company also has California Manufacturing Credit carryforwards of $1.4 million. The federal research and development tax credit carryforwards will expire through 2027. The California research and development credit carries forward indefinitely.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continue for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years. Zhuhai Oplink’s tax holiday expired on December 31, 2001. No other subsidiary has yet utilized the tax holidays.

NOTE 12 —	STOCKHOLDER’S EQUITY

Authorized shares

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

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2007 and 2006. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Oplink’s common stock. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

Repurchase of Common Stock

On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. The Company did not make any repurchases during fiscal 2007 or 2005 and in 2006 repurchased 1,248 shares of common stock for $11,000. As of June 30, 2007, repurchases of $35.2 million have been made under the repurchase program.

On August 27, 2007, Oplink’s board of directors authorized the Company to repurchase $40 million of its common stock over the next two years. The new repurchase plan replaced the former $40 million repurchase program.

Acquisition of Optical Communication Products

On June 5, 2007, Oplink consummated its acquisition from the Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in OCP. In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa (a copy of which was filed by Oplink with its Form 8-K filed with the Securities and Exchange Commission on April 23, 2007), Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock.

The shares of Oplink common stock issued to Furukawa are subject to a three year lock-up restriction on Furukawa’s ability to resell the shares. One third of the shares, or approximately 285,757 shares, will be released from the lock-up on each of the first, second and third anniversaries of the closing of the transaction.

NOTE 13 —	RELATED PARTY TRANSACTIONS

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

Loan to Officers

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2005. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. As of June 30, 2007, the note had not been repaid in full and a balance of $130,000 remained. Oplink believes that the balance of the note will be paid. The note is recorded

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a component of other assets on the consolidated balance sheets. As of June 30, 2006, the outstanding balance was approximately $230,000.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and was due and payable in four equal installments every six months from the date of new employment by the former executive officer. As of June 30, 2007 and 2006, the outstanding balance of the note receivable from this former executive officer including accrued interest was approximately $21,000 and $29,000, respectively, and is recorded as a component of other assets on the consolidated balance sheets. Oplink believes that the balance of the note will be paid.

Accounts Receivable from Related Parties

On April 12, 2007, OCP purchased a minority interest in StrataLight Communications, Inc. (“StrataLight”) for $5.0 million. Oplink’s consolidated balance sheet as of June 30, 2007 includes the acquisition of OCP by Oplink and consequently includes OCP’s minority acquisition in StrataLight. Revenue to and accounts receivable from StrataLight for the year ended June 30, 2007 was $38,000 and $13,000, respectively.

Majority — Owned Subsidiary

OCP became a majority-owned subsidiary of Oplink as of June 5, 2007. Two Oplink executives are members of OCP’s board of directors and three other Oplink board members are also board members of OCP.

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

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

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2007 were $19.8 million, of which all are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2008	$1,601
2009	1,207
2010	298
2011	85
2012	7

$3,198

Rent expense for all operating leases was approximately $395,000, $353,000 and $627,000 in fiscal 2007, 2006 and 2005, respectively.

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

In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement and entered into a memorandum of understanding, providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In addition, the tentative settlement guarantees that, in the event that the Plaintiffs recover less than $1 billion in settlement or judgment against the underwriter defendants in the IPO Lawsuits, the Plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the Plaintiff’s guaranteed recovery. In such event, the Company’s obligation would be limited to the amount remaining under the deductible of $1.0 million of the Company’s insurance policy. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2005, the Company

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executed a formal settlement agreement with the Plaintiffs. On February 15, 2006, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On April 24, 2006, the Court held a hearing to consider whether the settlement should finally be approved, and took the matter of final approval under submission. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval. Pending final approval of the settlement, the Company continues to believe that the action against the Company is without merit and intends to defend against it vigorously. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

In December 2006, the Second Circuit Court of Appeal determined the cases could not be certified as class actions and should be dismissed. As a result of this decision, the plaintiffs are now attempting to take a number of steps to avoid dismissal of all IPO cases. Specifically, the plaintiffs have filed amended complaints to the “Master Allegations”. Plaintiffs’ amendments were focused on narrowing the class definition to comply with the Second Circuit’s Miles decision. There has been no court ruling yet on the amended complaints.

In August 2006, OCP filed an action in the United States District Court for the District of Colorado for breach of contract and declaratory relief against Olympia Properties, LLC (“Olympia”), the former landlord of OCP’s former Colorado facility. The action arose after Olympia retained the Company’s security deposit of $93,700 upon expiration of the lease, claiming that OCP contaminated the leased premises with arsenic, in violation of the lease. OCP denied that the premises contained arsenic at levels exceeding either those permitted by the lease or any other applicable authority and, accordingly, OCP filed suit.

In its complaint, OCP requested that the court provide declaratory relief that OCP had not breached the lease through any act or omission, and also requested damages for breach of contract in connection with Olympia’s retention of the security deposit. Further, OCP alleged additional breaches of the lease by Olympia.

Olympia in turn asserted counterclaims for breach of contract and equitable relief alleging damages of approximately $1.1 million. OCP denied Olympia’s counterclaims. On May 10, 2007, OCP and Olympia reached an agreement to settle all claims under which OCP agreed to pay Olympia $420,000. The amount was paid in June 2007.

On June 7, 2007 the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Before any defendant named in the complaint filed an answer, the Company, on August 24, 2007, filed in the same court a First Amended Complaint for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from Misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs.

On August 1, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed in the U.S. District Court for the Northern District of California a complaint for Declaratory Judgment Of Non-Infringement and Invalidity of Patents against the Company. The complaint seeks a judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that four patents held by the Company are invalid, and an award of attorney’s fees and costs.

Pursuant to a stipulation between the litigants, the U.S. District Court on August 29, 2007 ordered that the Company’s Amended Complaint be transferred to the U.S. District Court for the Northern District of California. O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. agreed to dismiss their complaint

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for Declaratory Judgment filed in the Northern District but reserved the right to include the same declaratory relief causes of action as counterclaims in the legal proceeding initiated by the Company.

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

NOTE 15 —	SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States, Europe, Asia and Canada, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005

Revenues:
United States	$50,824	$14,750	$5,323
Europe	19,779	14,020	6,905
Asia	28,317	18,636	11,255
Canada	8,579	7,440	10,872

Totals	$107,499	$54,846	$34,355

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2007	2006

United States	$7,223	$5,604
Asia	21,385	17,839
Europe	299	—

Totals	$28,907	$23,443

NOTE 16 —	401(K) PLAN

In 1997, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. All employees are eligible to participate beginning three months after employment. Matching contributions are at the discretion of the Company. The Company made no matching contribution to the plan during the three years ended June 30, 2007.

OCP has a deferred cash and profit sharing plan covering OCP employees, subject to certain participation and vesting requirements. The plan provides that OCP will partially match employees’ contributions or provide discretionary contributions up to a certain amount. For the period from June 6, 2007 to June 30, 2007, the contribution from OCP was insignificant.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS

On July 11, 2007, Oplink acquired 1.6 million shares of Series A preferred stock in Sirrus Photonics, Inc (“Sirrus”) at a price per share of $0.25 for an aggregate purchase price of $400,000. Oplink’s investment in Sirrus will be accounted for by the cost method and will be reflected as part of other assets.

On July 13, 2007, OCP and StrataLight entered into an option agreement whereby StrataLight may elect to repurchase all of OCP’s equity interest in StrataLight for an aggregate purchase price of $5,000,000 plus accumulated dividends through the date of the repurchase. On August 29, 2007, StrataLight exercised its option and repurchased all of OCP’s equity interest for $5.2 million, including accumulated dividends.

On August 23, 2007, Oplink’s board of directors approved the issuance of 16,000 shares of restricted stock to non-employee board members and the issuance of 503,580 stock options to Oplink employees.

On August 23, 2007, the Compensation Committee of Oplink’s Board of Directors approved an amendment to the 2000 Equity Incentive Plan eliminating the automatic grant of stock options to non-employee directors. Prior to the amendment, on the day of each annual meeting of Oplink’s stockholders, each person who was elected at such annual meeting was automatically granted an option to purchase 10,285 shares of common stock, which grants would vest on a monthly basis over a three-year period. The Compensation Committee determined to replace the automatic option grants with annual grants of common stock. On August 23, 2007, each non-employee director received a grant of 4,000 shares of Oplink’s common stock. The shares were fully vested upon grant. It is expected that similar grants will be made in the future on an annual basis, in amounts and on terms to be determined by the Committee or the Board. The Committee also adopted a stock ownership guideline for non-employee directors, under which each non-employee director is requested to hold at least 4,000 shares of the Company’s common stock for so long as they remain on the Board. The foregoing changes were made to better align the incentives of the Company’s non-employee directors with those of the Company’s stockholders.

On August 27, 2007, Oplink’s board of directors authorized the company to repurchase $40 million of its common stock over the next two years. The new repurchase plan replaced a former $40 million repurchase program, under which the Company had bought back $35.2 million of stock through June 30, 2007.

In September 2007, Oplink increased the size of its research and development facility by purchasing an additional 39,000 square feet in Wuhan, China for approximately $2.2 million.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,212	$27,620	$22,953	$19,714

Cost of revenues:
Cost of revenues	28,085	20,515	16,497	13,491
Stock compensation expense	106	69	75	65

Total cost of revenues	28,191	20,584	16,572	13,556

Gross profit	9,021	7,036	6,381	6,158

Operating expenses:
Research and development:
Research and development	2,432	1,364	1,429	1,571
Stock compensation expense	222	123	144	129

Total research and development	2,654	1,487	1,573	1,700

Sales and marketing:
Sales and marketing	1,941	1,461	1,280	1,382
Stock compensation expense	243	162	170	158

Total sales and marketing	2,184	1,623	1,450	1,540

General and administrative:
General and administrative	2,367	1,464	1,772	1,499
Stock compensation expense	965	641	717	722

Total general and administrative	3,332	2,105	2,489	2,221

Transitional costs for contract manufacturing and other costs	216	—	—	—
Merger fees	1,451	—	—	—
Amortization of intangible and other assets	117	35	35	35

Total operating expenses	9,954	5,250	5,547	5,496

(Loss) income from operations	(933)	1,786	834	662
Interest and other income, net	2,678	2,504	2,323	2,161
(Loss) gain on sale of assets	(10)	(8)	(2)	2

Income before minority interest and provision for income taxes	1,735	4,282	3,155	2,825
Minority interest	1,390	7	9	12
Provision for income taxes	(116)	(10)	(33)	(82)

Net income	$3,009	$4,279	$3,131	$2,755

Net income per share:
Basic	$0.13	$0.19	$0.14	$0.13

Diluted	$0.13	$0.19	$0.14	$0.12

Shares used in per share calculation:
Basic	22,524	22,202	22,000	21,557

Diluted	23,252	23,011	23,022	22,552

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2006	2006	2005	2005
	(In thousands, except per share data)
	(Unaudited)

Revenues	$16,915	$14,597	$12,651	$10,683

Cost of revenues:
Cost of revenues	11,676	10,223	9,164	8,058
Stock compensation expense	72	55	66	55

Total cost of revenues	11,748	10,278	9,230	8,113

Gross profit	5,167	4,319	3,421	2,570

Operating expenses:
Research and development:
Research and development	1,767	1,547	1,338	1,488
Stock compensation expense	109	141	154	153

Total research and development	1,876	1,688	1,492	1,641

Sales and marketing:
Sales and marketing	1,238	1,083	886	885
Stock compensation expense	176	121	141	142

Total sales and marketing	1,414	1,204	1,027	1,027

General and administrative:
General and administrative	1,512	1,451	1,701	1,636
Stock compensation expense	472	278	282	247

Total general and administrative	1,984	1,729	1,983	1,883

Transitional costs for contract manufacturing and other costs	(72)	—	—	—
Amortization of intangible and other assets	27	27	18	—
In-process research and development	—	—	1,120	—

Total operating expenses	5,229	4,648	5,640	4,551

Loss from operations	(62)	(329)	(2,219)	(1,981)
Interest and other income, net	2,010	1,831	1,629	1,560
Gain (loss) on sale of assets	14	(445)	(8)	(19)

Income (loss) before minority interest and provision for income taxes	1,962	1,057	(598)	(440)
Minority interest	14	12	4	—
Provision for income taxes	(32)	(41)	—	—

Net income (loss)	$1,944	$1,028	$(594)	$(440)

Net income (loss) per share:
Basic	$0.09	$0.05	$(0.03)	$(0.02)

Diluted	$0.09	$0.05	$(0.03)	$(0.02)

Shares used in per share calculation:
Basic	21,466	21,355	21,318	21,274

Diluted	22,508	22,234	21,318	21,274

Schedule II

Oplink Communications, Inc.

Valuation and Qualifying Accounts
For the Years ended June 30, 2007, 2006 and 2005

		Additions
	Balance at	Through	Charged to
	Beginning	Business	Costs and		Balance at
	of Year	Combination	Expenses	Deductions(1)	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended June 30, 2007	$178	$154	$3	$5	$330
Year Ended June 30, 2006	$144	$—	$87	$53	$178
Year Ended June 30, 2005	$441	$—	$(147)	$150	$144
Accrued transitional cost for contract manufacturing and other costs
Year Ended June 30, 2007	$—	$1,232	$216	$214	$1,234
Year Ended June 30, 2006	$63	$—	$—	$63	$—
Year Ended June 30, 2005	$1,899	$—	$—	$1,836	$63
Product returns
Year Ended June 30, 2007	$240	$273	$49	$—	$562
Year Ended June 30, 2006	$390	$—	$(150)	$—	$240
Year Ended June 30, 2005	$332	$—	$58	$—	$390

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

INDEX TO EXHIBITS

Exhibit No.		Description

2	.1(9)	Agreement and Plan of Merger by and among Oplink Communications, Inc, Oplink Acquisition Corporation and Optical Communication Products, Inc, dated as of June 19, 2007
3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(1)	Bylaws of Oplink.
3	.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3	.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
4	.1(1)(2)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Third Amended and Restated Rights Agreement, dated as of February 7, 2000 by and among Oplink and the investors listed on Exhibit A attached thereto.
4	.3(2)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.1(10)	Stock Purchase Agreement by and between the Furukawa Electric Co. and Oplink Communications, Inc. dated as of April 22, 2007
10	.2(1)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.6(1)(5)	Oplink’s 2000 Equity Incentive Plan.
10	.7(1)(5)	Oplink’s 2000 Employee Stock Purchase Plan.
10	.8(1)(5)	Oplink’s 1995 Stock Plan.
10	.9(1)(5)	Oplink’s 1998 Stock Plan.
10	.10(1)(5)	Oplink Form of Indemnity Agreement.
10	.14(3)(5)	Form of Stock Option Agreement between Oplink and Chieh Chang, Herbert Chang and Leonard LeBlanc.
10	.22(4)(5)	Amended and Restated Executive Corporate Event Agreement, dated February 20, 2003, by and between the Registrant and Bruce Horn.
10	.24(4)(5)	Executive Corporate Event Agreement, dated February 24, 2003, by and between the Registrant and River Gong.
10	.25(4)(5)	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.27(5)(6)	Consulting Agreement dated as of January 17, 2004, by and between the Registrant and Allen Hsu.
10	.29(7)	Building Purchase Agreement dated April 15, 2004 by and between the Registrant and Dianne S. Gagos & Mitchell S. Gagos, Trustees, The Dianne S. Gagos Survivors Trust, U/I/D April 8, 1992.
10	.30(8)	Amendment to Amended and Restated Executive Corporate Event Agreement between the Registrant and Bruce Horn, dated August 14, 2003.
10	.31(8)	Amendment to Executive Corporate Event Agreement between the Registrant and River Gong, dated August 14, 2003.
10	.33(5)(10)	Stock Purchase Agreement between Oplink Communications, Inc. and The Furukawa Electric Co., Ltd. dated April 22, 2007.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.		Description

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2*	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.

(5)	Management contract or compensatory plan or arrangement.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2004 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 10, 2004 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 23, 2005 and incorporated herein by reference.

(9)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on June 25, 2007 and incorporated herein by reference.

(10)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.