Form 10-Q
period 2007-09-30
OPLINK COMMUNICATIONS INC
filed 2007-11-09
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant’s telephone number, including area code: (510) 933-7200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☑     No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     The number of shares of the Registrant’s common stock outstanding as of October 31, 2007 was 21,791,110.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

(unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2007	2007
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$119,453	$111,600
Short-term investments	51,171	73,300
Accounts receivable, net	36,057	34,795
Inventories, net	36,839	35,427
Net assets held for sales	22,200	22,200
Prepaid expenses and other current assets	6,647	6,412

Total current assets	272,367	283,734

Long-term investments	66,219	42,978
Property, plant and equipment, net	28,202	28,907
Goodwill and intangible assets, net	6,881	7,421
Other assets	752	5,349

Total assets	$374,421	$368,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,660	$14,604
Accrued liabilities	15,204	13,820
Accrued transitional costs for contract manufacturing	1,178	1,234

Total current liabilities	35,042	29,658

Non-current liabilities	208	207

Total liabilities	35,250	29,865

Commitments and contingencies (Note 15)

Minority interest	66,265	68,749

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 23,200,344 and 23,167,521 shares issued and outstanding as of September 30, 2007 and June 30, 2007, respectively	23	23
Additional paid-in capital	480,579	478,615
Accumulated other comprehensive income	3,720	3,112
Accumulated deficit	(211,416)	(211,975)

Total stockholders’ equity	272,906	269,775

Total liabilities and stockholders’ equity	$374,421	$368,389

(1)	The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenues	$49,151	$19,714

Cost of revenues:
Cost of revenues	37,194	13,491
Stock compensation expense	129	65

Total cost of revenues	37,323	13,556

Gross profit	11,828	6,158

Operating expenses:
Research and development:
Research and development	4,432	1,571
Stock compensation expense	266	129

Total research and development	4,698	1,700

Sales and marketing:
Sales and marketing	2,880	1,382
Stock compensation expense	249	158

Total sales and marketing	3,129	1,540

General and administrative:
General and administrative	4,404	1,499
Stock compensation expense	1,102	722

Total general and administrative	5,506	2,221

Transitional costs for contract manufacturing	755	—
Merger fees	1,421	—
Amortization of intangible assets	266	35

Total operating expenses	15,775	5,496

(Loss) income from operations	(3,947)	662

Interest and other income, net	3,059	2,161
(Loss) gain on sale of assets	(37)	2

(Loss) income before minority interest and provision for income taxes	(925)	2,825

Minority interest in loss of consolidated subsidiaries	2,484	12
Provision for income taxes	(234)	(82)

Net income	$1,325	$2,755

Net income per share:
Basic	$0.06	$0.13

Diluted	$0.06	$0.12

Shares used in per share calculation:
Basic	23,182	21,557

Diluted	23,792	22,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,325	$2,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,895	1,173
Amortization of intangible and other assets	540	93
Stock compensation expense	1,746	1,074
Amortization of (discount) premium on investments	(55)	82
Loss (gain) on sale or disposal of assets	37	(2)
Transitional costs of contract manufacturing	755	—
Minority interest in loss of consolidated subsidiaries	(2,484)	(12)
Other	93	(1)
Change in assets and liabilities:
Accounts receivable	(1,172)	(2,899)
Inventories	(1,275)	(2,494)
Prepaid expenses and other current assets	(135)	(1,846)
Other assets	—	313
Accounts payable	3,991	3,637
Accrued liabilities	556	130

Net cash provided by operating activities	5,817	2,003

Cash flows from investing activities:
Purchases of available-for-sale investments	(36,038)	(15,112)
Sales and maturities of available-for-sale investments	10,056	12,198
Purchases of held-to-maturity investments	—	(16,990)
Maturities of held-to-maturity investments	25,000	22,540
Proceeds from sales of property and equipment	2	9
Purchases of property and equipment	(1,073)	(312)
Sales of equity investments	5,000	—
Purchases of equity investments	(400)	—
Acquisition of businesses, net of cash acquired	(699)	—

Net cash provided by investing activities	1,848	2,333

Cash flows from financing activities:
Proceeds from issuance of common stock	218	1,606

Net cash provided by financing activities	218	1,606

Effect of exchange rate changes on cash and cash equivalents	(30)	—

Net increase in cash and cash equivalents	7,853	5,942

Cash and cash equivalents, beginning of period	111,600	7,856

Cash and cash equivalents, end of period	$119,453	$13,798

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
     The Company was incorporated in California in September 1995, began selling its products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has a manufacturing facility and research and development resources in Zhuhai, China, as well as a research and development facility in Wuhan, China. The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in Optical Communication Products, Inc. (“OCP”). In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa (a copy of which was filed by Oplink with its Form 8-K filed with the Securities and Exchange Commission on April 23, 2007), Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. Accordingly, the statement of operations for OCP for the fiscal quarter ended September 30, 2007 has been consolidated with Oplink’s condensed consolidated statement of operations for fiscal quarter ended September 30, 2007 and the condensed consolidated balance sheets of OCP as of September 30, 2007 and June 30, 2007 have been consolidated with Oplink’s condensed consolidated balance sheets as of September 30, 2007 and June 30, 2007, respectively.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2007, the results of its operations for the three-month periods ended September 30, 2007 and 2006 and its cash flows for the three-month periods ended September 30, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 1, 2006 represents the Sunday closest to the period ended September 30, 2006. Fiscal 2008 and fiscal 2007 are 52-week fiscal years.
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
3. Net Income Per Share. Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Net income	$1,325	$2,755

Denominator:
Weighted average shares outstanding — basic	23,182	21,557
Effect of dilutive potential common shares	610	995

Weighted average shares outstanding — diluted	23,792	22,552

Net income per share — basic	$0.06	$0.13

Net income per share — diluted	$0.06	$0.12

Antidilutive stock options not included in net income per share calculation	2,603	1,595

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
     The reconciliation of net income to comprehensive income for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Net income	$1,325	$2,755
Unrealized gain on investments	75	37
Change in cumulative translation adjustments	533	176

Total comprehensive income	$1,933	$2,968

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
     Short-term and long-term investments at September 30, 2007 and June 30, 2007 consist of the following (in thousands):

	September 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$76	$76	$—	$—	$76
Obligations of states and political subdivisions	—	—	—	—	—
Corporate securities	14,176	14,171	18	—	14,189
United States government agencies	36,919	36,904	17	(6)	36,915

Total short-term investments	51,171	51,151	35	(6)	51,180

Long-term investments:
Obligations of states and political subdivisions	507	509	—	(3)	506
Corporate securities	13,315	13,315	43	(19)	13,339
United States government agencies	52,397	52,351	189	(116)	52,424

Total long-term investments	66,219	66,175	232	(138)	66,269

Total investments	$117,390	$117,326	$267	$(144)	$117,449

	June 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$75	$75	$—	$—	$75
Obligations of states and political subdivisions	79	79	—	—	79
Corporate securities	16,152	16,165	—	(24)	16,141
United States government agencies	56,994	56,996	—	(94)	56,902

Total short-term investments	73,300	73,315	—	(118)	73,197

Long-term investments:
Corporate securities	7,438	7,438	—	(30)	7,408
United States government agencies	35,540	35,536	6	(32)	35,510

Total long-term investments	42,978	42,974	6	(62)	42,918

Total investments	$116,278	$116,289	$6	$(180)	$116,115

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30, 2007 and June 30, 2007 are presented in the following tables (in thousands):

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$76	$—	$—	$76
Obligations of states and political subdivisions	509	—	(3)	506
Corporate securities	14,774	23	(19)	14,778
United States government agencies	34,255	179	(116)	34,318

Total available-for-sale investments	49,614	202	(138)	49,678

Held-to-maturity investments:
Corporate securities	12,712	38	—	12,750
United States government agencies	55,000	27	(6)	55,021

Total held-to-maturity investments	67,712	65	(6)	67,771

Total investments	$117,326	$267	$(144)	$117,449

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$75	$—	$—	$75
Obligations of states and political subdivisions	79	—	—	79
Corporate securities	10,932	—	(13)	10,919
United States government agencies	12,536	6	(4)	12,538

Total available-for-sale investments	23,622	6	(17)	23,611

Held-to-maturity investments:
Corporate securities	12,671	—	(41)	12,630
United States government agencies	79,996	—	(122)	79,874

Total held-to-maturity investments	92,667	—	(163)	92,504

Total investments	$116,289	$6	$(180)	$116,115

     Gross realized gains (losses) on sales of available-for-sale securities in the three months ended September 30, 2007 and 2006 were not material. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2007 (in thousands):

	September 30, 2007
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Obligations of states and political subdivisions	$506	$(3)	$—	$—	$506	$(3)
Corporate securities	796	(19)	—	—	796	(19)
United States government agencies	12,127	(116)	—	—	12,127	(116)

Total available-for-sale investments	13,429	(138)	—	—	13,429	(138)

Held-to-maturity investments:
United States government agencies	—	—	14,995	(6)	14,995	(6)

Total held-to-maturity investments	—	—	14,995	(6)	14,995	(6)

Total investments in loss position	$13,429	$(138)	$14,995	$(6)	$28,424	$(144)

     The amortized cost and estimated fair value of debt securities at September 30 and June 30, 2007 by contractual maturities, are shown below (in thousands):

	September 30, 2007		June 30, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$15,541	$15,556	$13,087	$13,072
Due in one year to five years	4,315	4,321	—	—
Due in five years to ten years	2,823	2,847	1,133	1,133
Due after ten years	26,935	26,954	9,402	9,406

Total available-for-sale investments	49,614	49,678	23,622	23,611

Held-to-maturity investments:
Due in one year or less	44,644	44,681	60,229	60,126
Due in one year to five years	23,068	23,090	32,438	32,378

Total held-to-maturity investments	67,712	67,771	92,667	92,504

Total investments	$117,326	$117,449	$116,289	$116,115

6. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$—	$1,232
Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	$1,178	$—	$1,178

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007.
     The Company recorded an expense of $755,000 and for the three month period ended September 30, 2007 as a result of the decision by OCP to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and Asia facilities to SAE.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of the product lines in China which began in July 2007 and estimated severance and retention payments are being recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of SFAS No. 5 and No. 43.” The Company anticipates that the transition, including restructuring payments, will be completed by June 30, 2008.

7. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard and weighted average cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	September 30,	June 30,
	2007	2007

Inventories:
Raw materials	$24,239	$21,156
Work-in-process	9,858	10,159
Finished goods	2,742	4,112

Total	$36,839	$35,427

8. Net Assets Held for Sale. On April 25, 2007, OCP’s board of directors approved resolutions to market and sell the land and building located in Woodland Hills, California and formed a real estate special committee of the board of directors to oversee the disposition of the land and building and to approve the final purchase offer and related agreements. On May 16, 2007, OCP entered into an exclusive sales listing agreement with a real estate advisory firm to market and sell the property. The carrying value of the land and building on Oplink’s condensed consolidated balance sheet at September 30, 2007 is approximately $22.2 million and has been classified as net assets held-for-sale.
     On September 27, 2007, OCP entered into a sale agreement with DS Ventures, LLC pursuant to which OCP has agreed to sell its Woodland Hills, California facility for a price of $28,000,000 in cash. The closing of the sale agreement is tentatively set for December 20, 2007.
     Concurrently with the execution of the sale agreement, OCP entered into a commercial lease agreement in which OCP will lease back the premises from the buyer for use in the normal course of business. The term of the lease agreement is set to commence on the closing date of the sale agreement and will continue for 18 months thereafter unless earlier terminated by OCP, with OCP having a right to terminate the lease agreement effective at any time 6 or more months after the commencement date. The base rent per the lease agreement is fixed at $100,000 per month.
     On October 12, 2007, the buyer deposited $1,000,000 into an escrow account of which $400,000 was released to OCP and the remainder of the escrow balance, $600,000, was released to OCP on October 29, 2007. The deposit is refundable to the buyer only if the sale is not consummated as a result of the termination of the sale agreement by the buyer under certain, predetermined circumstances. Upon the closing of the sale agreement, the net proceeds from the sale is expected to be approximately $27,000,000, after transaction costs of $1 million.

9. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007, and F3 and Fibercom in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2007	(in Years)	Amount	Amortization	Net

Patents	5	$400	$393	$7
Technology	3-6.5	5,216	1,340	3,876
Trade name	3-6	570	128	442
Customer relationships	3-4	2,380	414	1,966
Backlog	1	52	36	16

Total		$8,618	$2,311	$6,307

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2007	(in Years)	Amount	Amortization	Net

Patents	5	$400	$373	$27
Technology	3-6.5	5,216	1,040	4,176
Trade name	3-6	570	97	473
Customer relationships	3-4	2,380	252	2,128
Backlog	1	52	9	43

Total		$8,618	$1,771	$6,847

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
Reported as:	2007	2006

Cost of revenues	$274	$58
Operating expenses	266	35

Total	$540	$93

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2008	$1,427
2009	1,791
2010	1,472
2011	1,230
2012	218
After 2012	169

$6,307

     At September 30, 2007 and June 30, 2007, the Company had goodwill of $574,000.

     10. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2007	2007
Accrued liabilities:
Payroll and related expenses	$5,185	$5,876
Accrued merger fees	1,470	329
Accrued sales commission	802	778
Accrued warranty	457	445
Accrued professional fees	1,196	1,195
Acquisition costs	—	620
Accrued sales return	579	562
Income tax payable	1,193	311
Advance deposits from customers	398	433
Other	3,924	3,271

	$15,204	$13,820

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 10, is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Balance at the beginning of the period	$445	$405

Accruals for warranties issued during the period	62	34

Accruals related to pre-existing warranties including expirations and changes in estimates	(16)	36

Cost of warranty repair	(34)	(53)

Balance at the end of the period	$457	$422

12. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock was surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the consolidated balance sheet at September 30, 2007 and June 30, 2007.
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
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the three months ended September 30, 2007 and 2006 was as follows (in thousands, except per share data):

		Three Months Ended
	September 30,
	Oplink	OCP	Oplink
	Stock	Stock	Consolidated
	2007	2007	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$987	$404	$1,391	$1,002
Restricted stock awards	210	43	253	—
Employee stock purchase plan	91	11	102	72
Net change of amounts capitalized as inventory	—	—	—	—

Total stock-based compensation	1,288	458	1,746	1,074
Tax effect on stock-based compensation	(438)	(156)	(594)	(365)

Net effect on net income	$850	$302	$1,152	$709

Effect on net income (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.05)	$(0.03)

Diluted	$(0.04)	$(0.01)	$(0.05)	$(0.03)

     Stock compensation related to Oplink stock
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended September 30, 2007 and 2006, the Company granted 503,580 and 252,815 stock options, respectively, with an estimated total grant-date fair value of $2.8 million and $1.9 million, respectively. The stock options granted were for options to purchase Oplink stock. The Company estimated that the stock compensation for the awards granted in the three months ended September 30, 2007 and 2006 not expected to vest was $388,000 and $435,000, respectively.
     As of September 30, 2007 the unrecorded deferred stock compensation balance related to stock options to purchase Oplink stock was $10.7 million which will be recognized over an estimated weighted average amortization period of 2.95 years. Approximately $8,000 of stock compensation was capitalized as inventory at September 30, 2007 and June 30, 2007.
     Valuation Assumptions
     The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.33%	4.83%
Expected term	4.6 years	4.8 years
Expected dividends	0%	0%
Volatility	43%	48%
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
     The weighted-average grant-date fair value of the options granted under the stock option plans was $5.47 and $7.66 per share for the three months ended September 30, 2007 and 2006, respectively.
     Equity Incentive Program
     In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of September 30, 2007, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

				Weighted
			Number of	Average
	Shares Available		Options	Exercise
	for Grant		Outstanding	Price

Balance, June 30, 2007	4,211,451		3,449,236	$16.3067

Options and awards granted	(519,580)	*	503,580	13.1200
Options exercised	—		(16,823)	9.9734
Options canceled	120,870		(120,870)	14.5419

Balance, September 30, 2007	3,812,741		3,815,123	15.9699

*	The number of options and awards granted in the three months ended September 30, 2007 include 16,000 stock awards that vest immediately upon grant.
     The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding at September 30, 2007				Options Vested and Exercisable at September 30, 2007
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)
$0.0001 - $2.0000	11,964	1.5	$0.6273	$156	11,964	1.5	$0.6273	$156
$4.0001 - $5.0000	806,615	5.0	4.6282	7,285	806,615	5.0	4.6282	7,285
$5.0001 - $10.0000	80,704	4.3	8.0897	450	80,585	4.3	8.0875	449
$10.0001 - $11.0000	245,471	7.5	10.2802	830	123,222	7.4	10.2298	423
$12.0000 - $13.0000	228,299	7.7	12.2772	316	110,089	7.4	12.4086	138
$13.0001 - $15.0000	756,327	9.0	13.4432	309	170,186	6.6	13.8464	39
$15.0001 - $17.0000	107,028	8.4	16.7633	—	20,428	4.8	15.8807	—
$17.0001 - $19.0000	344,552	7.1	18.0459	—	177,081	5.1	18.1352	—
$19.0001 - $20.0000	90,500	9.0	19.7000	—	22,729	9.0	19.7000	—
$20.0001 - $21.0000	767,670	8.7	20.2359	—	226,950	8.7	20.2442	—
$28.0000 - $37.0000	299,650	2.8	35.5272	—	299,650	2.8	35.5272	—
$42.0000 - $140.0000	76,343	3.0	66.3435	—	76,343	3.0	66.3435	—

	3,815,123	7.0	$15.9699	$9,346	2,125,842	5.4	$15.8356	$8,490

Vested and expected to vest	3,542,892	6.3	$15.9547	$9,192

     As of September 30, 2007 and June 30, 2007, options to purchase 2,125,842 and 2,000,366 shares at weighted average exercise prices of $15.84 and $15.82 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.66 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-

money options exercisable as of September 30, 2007 was 1,227,243. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $74,000 and $1.3 million, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended September 30, 2007 and 2006 was approximately $168,000 and $1.6 million, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended September 30, 2007 and 2006 was $91,000 and $72,000, respectively. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2007 and 2006.
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
     Stock compensation related to OCP stock
     For the three months ended September 30, 2007, Oplink recorded stock compensation expense of $458,000 in the condensed consolidated statement of operations reflecting OCP stock options granted in the three months ended September 30, 2007 and the amortization of previously granted OCP stock options and restricted stock. There were 34,500 stock options granted to purchase OCP stock with an estimated grant-date fair value of $33,000 for the three months ended September 30, 2007. As of September 30, 2007, the unrecorded deferred stock compensation balance related to stock options to purchase OCP stock was $3.7 million.
     OCP’s Equity Incentive Program
     As of September 30, 2007, the options outstanding and exercisable under OCP’s Stock Incentive Plan with respect to OCP common stock were as follows:

	Options Outstanding at September 30, 2007				Options vested and Exercisale of September 30, 2007
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
Range of		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)

$0.19 - $1.64	589,807	4.9	$1.07	$337	395,307	4.0	$0.85	$311
$1.65 - $3.47	4,317,034	7.0	2.04	—	1,323,204	6.7	2.11	—
$3.64 - $9.72	55,880	4.3	7.16	—	52,880	4.2	7.36	—
$11.00 - $11.12	588,415	3.1	11.00	—	588,415	3.1	11.00	—
$17.38 - $17.38	54,200	3.3	17.38	—	54,200	3.3	17.38	—

	5,605,336	6.3	$3.08	$337	2,414,006	5.2	$4.53	$311

Vested and expected to vest	4,908,350	4.1	$3.23	$332

     The aggregate intrinsic value of OCP options was based on an OCP closing stock price of $1.64 at September 28, 2007 with 395,307 exercisable stock options being in-the-money.
     OCP settled employee stock option exercises with newly issued common shares. In one instance, however, a grant of 62,500 restricted stock awards was surrendered by an OCP executive officer and will be settled for a cash consideration of $103,125. The cash settlement was recorded as a liability on the balance sheet at September 30, 2007 and June 30, 2007.
     On October 31, 2007, the shareholders of OCP approved the merger between Oplink and OCP. Under the terms of the merger agreement, OCP’s outstanding stock options will convert into Oplink stock options by multiplying OCP’s stock options which were outstanding immediately prior to the merger by an exchange ratio of 0.1099. The exchange ratio is derived by dividing 1.65, the per share purchase price paid to OCP stockholders in the merger, by the average closing price of Oplink’s common stock for the five trading days ended two business days prior to the close of the merger.
     OCP’s Employee Stock Purchase Plan
     A stock-based compensation expense of $11,000 was recorded in the consolidated statement of operations for the three months ended September 30, 2007 related to the amortization expense of stock purchase rights previously granted under OCP’s employee stock purchase plan.
     OCP’s Restricted Stock Awards
     OCP has issued restricted stock awards that values the restricted stock at a price equal to the fair market value of OCP’s common stock on the date of grant. The vesting is 25% per year or 1/48th per month. Of the 237,500 shares that OCP has issued, 50,000 shares were issued from the 2000 Stock Incentive Plan and 187,500 shares were issued outside of the plan.

     There were no restricted stock awards issued by OCP from the date OCP became a majority-owned subsidiary of Oplink on June 6, 2007 to September 30, 2007. An expense of $43,000 was recorded in the condensed consolidated statement of operations for the three month period ended September 30, 2007 for previously awarded restricted stock.
     As of September 30, 2007, there were 160,417 restricted stock awards from OCP that had not yet vested with a weighted average grant-date fair value of $1.90 per award.
13. Repurchase of Common Stock. On August 27, 2007, Oplink’s board of directors authorized the Company to repurchase $40 million of its common stock over the next two years. The new repurchase plan replaced a former $40 million repurchase program, under which the Company had bought back $35.2 million of stock.
     Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2007, which allows the Company to repurchase shares of its common stock during a period in which the Company is in possession of material non-public information, provided the Company communicated share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information.
     The Company did not make any repurchases during the three months ended September 30, 2007 pursuant to its share repurchase program.
14. Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “ (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2005, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2006, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement. On April 24, 2007, the Court held a Final Fairness hearing to consider whether the settlement should receive final approval. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated a decision by the District Court certifying as class actions the six IPO Lawsuits that had been designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may amend their complaints and seek to certify more limited classes in the District Court. Accordingly, the settlement will not receive final approval.
Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. Issuers in the focus cases have until November 9, 2007 in which to move to dismiss the claims alleged against them in the amended complaints. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.

     On June 7, 2007 the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs.
     On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of Optical Communication Products, Inc. (“OCP”) purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement will be subject to customary conditions, including court approval following notice to members of the settlement class. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties have agreed that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by OCP or Oplink.
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

16. Segment Reporting. The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.
     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months
	Ended September 30,
	2007	2006
Revenues:
United States	$21,239	$6,524
Europe	6,969	5,794
Asia	16,474	6,102
Canada	4,469	1,294

Totals	$49,151	$19,714

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	September 30,	June 30,
	2007	2007

United States	$7,618	$7,223
Asia	20,382	21,385
Europe	202	299

Totals	$28,202	$28,907

17. Accounting for Uncertainty in Income Taxes. Effective July 1, 2007, Oplink adopted Financial Accounting Standards Board Interpretation, (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.
     As a result of the implementation of FIN No. 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a short-term liability.
     Upon adoption of FIN No. 48, Oplink’s policy to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for (benefit from) income taxes did not change. The amount of interest and penalties included in the unrecognized tax benefit is approximately $17,000 at July 1, 2007 and September 30, 2007.

     Oplink’s total amount of unrecognized tax benefits as of July 1, 2007 and September 30, 2007 was $4,239,000. Oplink’s total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate are $766,000 as of July 1, 2007 and September 30, 2007.
     The tax years 2004 to 2006 remain open in several jurisdictions.
     18. Subsequent Events. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding common stock of OCP that it did not already own by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger, Oplink will pay $1.65 per share, or approximately $80 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink and all outstanding options to purchase OCP common stock will convert into options to purchase Oplink common stock.
     During the month of October 2007, Oplink repurchased an aggregate of $21.6 million worth of its common stock in open market transactions under its share repurchase program announced in August 2007.
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission on September 14, 2007.
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
     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding common stock of OCP that it did not already own by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger, Oplink will pay $1.65 per share, or approximately $80 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink
     The integration of OCP into Oplink may result in the rationalization of product lines which may result in the further write-down of inventory as a result of the discontinuation of products and the write-off of long-lived assets should major lines of businesses be exited. The integration of OCP’s supply chain, including the transfer of production and purchasing from OCP’s facilities in Woodland Hills and Taiwan to Oplink’s facility in Zhuhai, China, may result in delays in production, as replacement raw material and component sources are qualified both by us, and separately, by our customers. This delay in production could have a material adverse impact on our revenues.
     The integration of OCP will likely result in significant reduction in headcount at the various OCP locations as OCP functions are collapsed into Oplink’s infrastructure. The impending reduction in headcount at the various OCP locations, may result in increased employee turnover and a resulting increase in employee retention costs. Higher employee turnover may also result in loss of institutional memory which may adversely impact the integration.
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
     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
•	revenue recognition and product returns;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	long-lived asset valuation;

•	business combination;

•	deferred taxes;

•	stock compensation; and

•	loss contingencies..
This is not a comprehensive list of all of our accounting policies.
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these three months ended September 30, 2007 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2007 as filed with the SEC on September 14, 2007. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Results of Operations
     Revenues:
     (in thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2007	2006	Change	Change

Revenue	$49,151	$19,714	$29,437	149.3%
     The increase in revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to the acquisition of a 58% stake in OCP which accounted for $16.3 million of the increase in revenues and by increased unit shipments, primarily of our optical switching and routing products, in particular our ROADM optical switching and routing products to an existing customer. Additionally, unit shipments of our optical amplification products, multiplexers, optical conditioning and monitoring products increased in three months ended September 30, 2007 compared to three months ended September 30, 2006. Oplink’s core revenues, excluding revenues from the OCP acquisition, increased by $13.1 million or 67% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, partially offset by declining average selling prices. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. Approximately $7.6 million or 58% of the total increase in Oplink’s core revenues is due to sales of our new ROADM optical switching and routing product to an existing customer for which the primary and majority of the components are obtained from third party vendors.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2008. We expect revenues to be either flat or slightly down in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008 primarily due to revenue declines from OCP’s portfolio of products being partially offset by increases in revenues from core Oplink products.
     Gross Profit:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

Gross profit	$11,828	$6,158	$5,670	92.1%
Gross profit margin	24.1%	31.2%
     The increase in gross profit for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a higher number of unit shipments, including shipments attributable to the acquisition of a 58% stake in OCP, being partially offset by slightly higher production labor expenses associated with the higher unit shipments. The acquisition of the 58% stake in OCP increased gross profit by $1.1 million on a revenue base of $16.3 million with a gross profit margin of 6.7%. Additionally, our gross profit for the three months ended September 30, 2007 was positively impacted by the unexpected sale of inventory that had been previously fully reserved for $247,000, compared to the unexpected sale of inventory that had been previously fully reserved for $359,000 in the three months ended September 30, 2006.
     Our gross profit margin decreased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to a change in product mix resulting primarily from lower margin products from the OCP acquisition. The gross profit margin from the core Oplink business, excluding the impact from the acquisition of OCP, was 32.7% on a revenue base of $32.8 million for the three months ended September 30, 2007. The gross profit margin from the core Oplink business in the three months ended September 30, 2007 increased to 32.7% from 31.2% in the same period from last year primarily due to fixed manufacturing overhead costs being spread over a larger revenue base partially offset by increased material costs relative to revenue, which is due to higher sales of ROADM optical switching and routing products for which the components are primarily obtained from third party vendors.
     We expect our gross profit margin in the second quarter of fiscal 2008 to decrease compared to the first quarter of fiscal 2008 as a result of a change in our product mix. Specifically, we anticipate the revenues from our ROADM products, which have lower profit margins, to increase at a faster rate than revenues from our non-ROADM products. Our ROADM products have higher material costs as the primary and majority of the components are obtained from a third party vendor. To the extent products for which the primary and majority of the components are obtained from a third party vendor become a greater portion of our total revenue, our gross profit margin will be negatively impacted and could potentially decline.

     Research and Development:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

Research and development	$4,698	$1,700	$2,998	176.4%
     Research and development expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased by $3.0 million of which $2.9 million was as a result of the OCP acquisition. Excluding the impact from the OCP acquisition, research and development expenses were essentially flat for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as the reduction in expenses as a result of research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China were offset by an increase in the actual number of research and development projects and the corresponding increase in employees assigned to research and development projects at our Chinese research facility. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to be steady to slightly lower in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008. However, the integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of research and development expenses may be materially different from future actual research and development expenses in the second fiscal quarter of 2008.
     Sales and Marketing:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

Sales and marketing	$3,129	$1,540	$1,589	103.2%
     The increase in sales and marketing expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 were primarily due to expenses resulting from the acquisition of OCP in June 2007. The acquisition of OCP contributed to an increase in sales and marketing expense of $1.3 million. Excluding the impact from the OCP acquisition, sales and marketing expense increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to costs associated with an increase in headcount and increased product samples and traveling costs.
     We expect our sales and marketing expense, excluding stock compensation expense, to be essentially flat in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008. However, the integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of sales and marketing expenses may be materially different from future actual sales and marketing expenses in the second fiscal quarter of 2008.

     General and Administrative:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

General and administrative	$5,506	$2,221	$3,285	147.9%
     The acquisition of a 58% stake in OCP accounted for $2.8 million or 86% of the increase in general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Excluding the impact from the OCP acquisition, general and administrative expenses increased by $448,000 or 20% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase is due to increased stock compensation expense, audit fees as a result of the OCP acquisition and increased legal fees associated with patent infringement litigation.
     We expect our general and administrative expense, excluding stock compensation expense, to be slightly lower in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008 due primarily to anticipated reductions in employee headcount due to the integration of OCP into Oplink. The merger integration effort should result in processes being rationalized and duplicative functions between OCP and Oplink being phased out. However, the integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of general and administrative expenses may be materially different from future actual general and administrative expenses in the second fiscal quarter of 2008.
     Stock Compensation Expense:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

Stock compensation expense	$1,746	$1,074	$672	62.6%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 13 — Stock Compensation). The fair value of stock options and restricted stock granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     The increase in stock compensation expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due primarily to the OCP acquisition which increased stock compensation expense by $458,000. The core Oplink business, excluding the impact from the OCP acquisition, increased stock compensation expense by $214,000 and was due to several factors including the granting of more stock options subsequent to the first quarter of fiscal 2007, a lower estimated forfeiture rate of our stock options based on an update to our historical experience of pre-vesting option cancellations and the timing of the grants. Stock compensation expense in fiscal 2008 includes the continued amortization of previously-granted stock options from fiscal 2007.
     We expect our stock compensation expense in the second quarter of fiscal 2008 to increase from the first quarter of fiscal 2008 due to additional Oplink stock options that were granted in August 2007 and the conversion of OCP’s outstanding stock options into Oplink stock options at October 31, 2007 as a result of the merger between OCP and Oplink being approved by OCP’s shareholders.
     Transitional Costs for Contract Manufacturing
A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$—	$1,232
Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	$1,178	$—	$1,178

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007.
     We recorded an expense of $755,000 and for the three month period ended September 30, 2007 as a result of the decision by OCP to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and Asia facilities to SAE.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of the product lines in China which began in July 2007 and estimated severance and retention payments. We anticipate that the transition, including restructuring payments, will be completed by June 30, 2008.
     Merger Fees
     Merger fees for the three months ended September 30, 2007 and 2006 were $1.5 million and $0, respectively, and primarily reflect the cost of entering into employee retention programs in connection with the acquisition of OCP’s outstanding common stock in June 2007 and to a lesser degree the increases in legal, public relations and additional board of directors’ expenses incurred by OCP in connection with the merger between Oplink and OCP.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $540,000 and $93,000 for the three months ended September 30, 2007 and 2006, respectively. The increase in amortization expense is primarily attributable to the acquisition of a 58% stake in OCP on June 5, 2007 which increased the portfolio of intangible assets.
     Interest and Other Income, Net:
     (In thousands, except percentages)

	Three Months Ended			Percentage
	September 30,		Change	Change
	2007	2006

Interest and other income, net	$3,059	$2,161	$898	41.6%
     The increase in interest and other income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to the OCP acquisition increasing the balances of cash and cash equivalents, short-term and long-term investments by $106.3 million. The average rate of return for the three months ended September 30, 2007 was 5.3% as compared to the average rate of return of 4.7% for the three months ended September 30, 2006. Excluding the impact from the OCP acquisition, interest and other income declined to $1.5 million for the three months ended September 30, 2007 primarily due to lower balances of cash and cash equivalents, short-term and long-term investments at September 30, 2007 compared to September 30, 2006. We anticipate interest and other income in the second quarter of fiscal 2008 to decrease from the first quarter of fiscal 2008 primarily as result of the cash consideration of approximately $80 million being given by Oplink to purchase the remaining 42% of OCP’s outstanding common stock not previously held by Oplink as well as Oplink’s continued buy-back of its common stock.
     Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from the Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. The 42% of OCP’s common stock not purchased by Oplink is recorded on the consolidated balance sheet as minority interest of $66.3 million at September 30, 2007. Minority interest in loss of consolidated subsidiaries of $2.5 million is recorded in Oplink’s consolidated statement of operations for the three months ended September 30, 2007 and reflects the 42% minority share of OCP’s net loss between July 1, 2007 and September 30, 2007. We anticipate minority interest to be substantially less in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008 as OCP became a wholly-owned subsidiary of Oplink on October 31, 2007 thereby eliminating the previous minority interest in OCP.
     Provision for Income Taxes
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $234,000 and $82,000 for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the first quarter of fiscal 2008 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $12.1 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2007. As of September 30, 2007, we had cash, cash equivalents, short-term and long-term investments of $236.8 million, including $106.3 million as a result of the OCP acquisition. As of September 30, 2007, working capital was $237.3 million, including $114.5 million as a result of the OCP acquisition. We estimate that the sum of our cash, cash equivalents, short-term and long-term investments at the end of the second quarter of fiscal 2008 will be substantially lower than the sum of our cash, cash equivalents and short-term and long-term investments at the end of the first quarter of fiscal year 2008. This is due to Oplink acquiring the remaining 42% of OCP’s outstanding common stock on October 31, 2007 which resulted in a cash payout by Oplink of approximately $80 million as well as Oplink’s continued buy-back of its common stock.

     Three Months Ended September 30, 2007
     Our operating activities provided cash of $5.8 million in the first quarter of fiscal 2008 as a result of a net income of $1.3 million for the first quarter of fiscal 2008 adjusted by $4.2 million primarily for the non-cash charges of depreciation and amortization of property and equipment and stock compensation expense, minority interest income of $2.5 million, an increase in cash of $2.0 million as a result of a net change in assets and liabilities and $755,000 in transitional costs of contract manufacturing.
     In the three months ended September 30, 2007, cash generated as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, accrued liabilities and accounts payable.
     Accounts receivable used $1.2 million of cash primarily due to increased shipments during the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007, partially offset by improved collections. Day sales outstanding was 67 days for the first quarter of fiscal 2008 compared to 85 days at the end of the fourth quarter of fiscal 2007. Excluding the impact from the OCP acquisition, day sales outstanding was 73 days for the first quarter of fiscal 2008 compared to 71 days at the for the fourth quarter of fiscal 2007. We typically bill customers on an open account basis with payment terms of between net thirty to ninety day. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $1.3 million of cash during the first quarter of fiscal 2008 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Accrued liabilities provided cash of $556,000 in the first quarter of fiscal 2008 primarily due to increased merger fees expenses, particularly retention bonuses in connection with the OCP acquisition, and income taxes payable.
     Accounts payable provided cash of $4.0 million in the first quarter of fiscal 2008 primarily due to higher levels of inventory being purchased.
     Our investing activities provided cash of $1.8 million in the first quarter of fiscal 2008. The net cash provided by investing activities in the first quarter of fiscal 2008 was primarily due to the sale of OCP’s investment in Stratalight which generated cash of $5.0 million, sales or maturities of investments of $35.1 million, being mostly offset by purchases of investments of $36.0 million, an investment of $400,000 in a start-up company, $1.1 million in equipment purchases and $699,000 in net cash usage to acquire the 58% stake in OCP. We anticipate future additional cash outlays in capital expenditures as we progress with the construction of a research and development facility in Wuhan, China.

     Our financing activities provided cash of $218,000 in the first quarter of fiscal 2008 due to proceeds from issuance of common stock in connection with the exercise of stock options.
     On August 27, 2007, Oplink’s board of directors authorized the company to repurchase $40 million of its common stock over the next two years. The new repurchase plan replaced a former $40 million repurchase program, under which the company had bought back $35.2 million of stock. The new repurchase plan could result in a significant reduction in our cash, cash equivalents, short-term and long-term investments in fiscal 2008 compared to fiscal 2007.
     Three Months Ended September 30, 2006
     Our operating activities provided cash of $2.0 million in the first quarter of fiscal 2007 as a result of our net income for the first quarter of fiscal 2007 of $2.8 million adjusted by $2.4 million, primarily for the non-cash charges of depreciation and amortization of property and equipment and stock compensation expense as well as a use of cash as a result of a net change in assets and liabilities of $3.2 million.
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

Contractual Obligations
     Our contractual obligations as of September 30, 2007 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$27,143	$27,143	$—	$—	$—
Operating leases	2,691	1,522	1,169	—	—

Total	$29,834	$28,665	$1,169	$—	$—

Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We do not believe that the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.
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
     As of September 30, 2007, all of our short-term investments were in high quality corporate bonds and government and non-government debt securities.
     As of September 30, 2007, our long-term investments primarily consisted of corporate bonds and government debt securities, including mortgage-backed securities, with effective maturities of up to two years. Mortgage-backed securities may have contractual maturities that exceed their effective maturities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States. Furthermore, the relatively short duration of our portfolio and the seasoned nature of the assets securing these investments acts as a buffer against potentially adverse market conditions. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2007	2007	2007	2007
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$89,799	3.1%	$12,289	5.2%
Cash equivalents — fixed rate	—	—	4,137	5.3%
Short-term investments — variable rate	200	2.2%	154	2.2%
Short-term investments — fixed rate	50,971	5.2%	73,146	5.0%
Long-term investments — fixed rate	66,219	7.2%	42,978	8.1%

Total	$207,189		$132,704

	Expected Fiscal Year Maturity Date
			2011
	2009	2010	and after	Total	Fair Value

Long-term investments — fixed rate	$33,690	$498	$32,031	$66,219	$66,269
Average interest rate	4.9%	4.3%	7.5%	7.2%
     Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at September 30, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

     In July 2005, China uncoupled Renminbi from the U.S. dollar and allowed it to float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. As of September 30, 2007, Renminbi further appreciated by 9% against the U.S. dollar. It is uncertain what further adjustments will follow. The Renminbi could appreciate relative to the U.S. dollar in the future.
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
ITEM 1— LEGAL PROCEEDINGS
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
     In June 2003, the Issuers and Plaintiffs reached a tentative settlement agreement providing for, among other things, a dismissal with prejudice and full release of the Issuers and their officers and directors from all liability resulting from Plaintiffs’ claims, and the assignment to Plaintiffs of certain potential claims that the Issuers may have against the underwriters. In September 2003, in connection with the tentative settlement, the Company’s officers and directors who had entered tolling agreements with the Plaintiffs (described above) agreed to extend those agreements so that they would not expire prior to any settlement being finalized. In June 2005, the Company executed a formal settlement agreement with the Plaintiffs. On February 15, 2006, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement. On April 24, 2007, the Court held a Final Fairness hearing to consider whether the settlement should receive final approval. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated a decision by the District Court certifying as class actions the six IPO Lawsuits that had been designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may amend their complaints and seek to certify more limited classes in the District Court. Accordingly, the settlement will not receive final approval.
Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. Issuers in the focus cases have until November 9, 2007 in which to move to dismiss the claims alleged against them in the amended complaints. However, due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.
     On June 7, 2007 the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs.
     On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of Optical Communication Products, Inc. (“OCP”) purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement will be subject to customary conditions, including court approval following notice to members of the settlement class. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties have agreed that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by OCP or Oplink.
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
Item 1A—Risk Factors
     A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.
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
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur significant losses of $2.6 million, $6.4 million and $36.8 million in fiscal years ended June 30, 2005, 2004 and 2003, respectively. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability. Further, our recent acquisition of Optical Communication Products (“OCP”), which has been reporting net losses, is expected to result in our reporting net losses for at least the next quarter, and perhaps in subsequent periods, until we can successfully reduce the costs of OCP’s operations and integrate OCP’s operations with our own.
     As of September 30, 2007, we had an accumulated deficit of $211.4 million.
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
     Our top five customers, although not the same five customers for each period, together accounted for 59%, 64% and 52% of our revenues for the first quarter of fiscal 2008 and for the years ended June 30, 2007 and 2006, respectively.
     In addition, one customer accounted for 23% of our revenue for the first quarter of fiscal 2008. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price reductions could cause our revenue to decline significantly. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.
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
     Our ROADM product accounted for 22%, 33% and 3% of our revenues for the first fiscal quarter of 2008 and for the years ended June 30, 2007 and 2006, respectively. Any decline in the price of, or demand for, our ROADM product, or our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Because our ROADM customer is the sole-source supplier of such product for the end-user customer, there is a risk that the end-user customer will seek alternative sources of supply, and reduce orders from our customer, which would reduce our revenues. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.
     Even if revenues from our ROADM product are not diminished by price declines, lack of broad market acceptance, reductions in demand or the introduction of competing ROADM products or an acquisition of the vendor that provides the primary and critical component to our ROADM product by another company, and sales of our ROADM product continue to be strong, our overall gross margins will continue to be negatively affected by sales of our ROADM product. Gross profit margins for this product are significantly below the average margins of our other products. For the year ended June 30, 2007, ROADM product revenues increased significantly faster than revenues for our other products. The result of lower margins for the ROADM product and faster revenue growth has been a decline in our gross profit margins. Should the ROADM product revenues grow faster than the revenues of our other products, our gross profit margins will decline further.
If we are unable to successfully integrate acquired businesses or technologies, our operating results may be harmed. The recent acquisition of OCP is our largest ever acquisition and may substantially challenge Oplink’s management infrastructure
     The communications industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:
•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	amortization of other intangibles;

•	research and development write-offs; and

•	other acquisition-related expenses.
     On October 31, 2007, we completed the acquisition of OCP, as a result of which OCP is now our wholly-owned subsidiary. The acquisition of OCP may prove unfavorable to us and our stockholders, because we may not realize expected benefits or synergies, we may not be able to successfully integrate OCP’s business with our own, the price paid for OCP and the expenses incurred in the transaction may be higher than the actual value of the acquired business, or consolidating OCP’s operating results with our own may impair our consolidated operating results, due to OCP’s lower gross margins, higher operating expenses, and lack of profitability.
     The integration of OCP into Oplink may result in the rationalization of product lines which may result in the further write-down of inventory as a result of the discontinuation of products and the write-off of long-lived assets should major lines of businesses be exited. The discontinuation of certain products may alienate some our customers who had embraced our one-stop strategy. The integration of OCP into Oplink is an evolving process that is subject to change. The integration of OCP’s supply chain, specifically the transfer of production and purchasing from OCP Woodland Hills and OCP Asia to Oplink’s facility in Zhuhai, China, may result in delays in production, as replacement raw material and component sources are qualified both by us, and separately, by our customers. This delay in production could have a material adverse impact on our revenues.
     The integration of OCP will likely result in significant reduction in headcount at the various OCP locations as OCP functions are collapsed into Oplink’s infrastructure. The impending reduction in headcount at the various OCP locations, may result in increased employee turnover and a resulting increase in employee retention costs. Higher employee turnover may also result in loss of institutional memory which may adversely impact the integration.
     Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. We have little experience in acquiring other businesses and technologies, especially businesses with the size and complexity of OCP. Potential acquisitions also involve numerous risks, including:
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
     Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations. Specifically, the unsuccessful integration of the OCP, F3 and Fibercom Optics Communication, Inc. acquisitions may impact the value of our technology and subsequently the carrying value of our purchased intangible assets and goodwill. As a result, we may incur an impairment charge of up to the full book value of Oplink’s goodwill and intangible assets. For example, in the fourth quarter of fiscal 2005 we recorded an impairment charge of $322,000 based on the amounts by which the carrying value of purchased intangible assets recorded in connection with the acquisition of Gigabit Optics Corporation and Accumux Technologies, Inc. exceeded their fair value. This charge negatively affected our operating results for fiscal 2005, and any of the factors listed above could harm our operating results in future periods.
Our wavelength expansion products have accounted for a significant proportion of our revenues, and our revenues could be harmed if the price of, or demand for these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a significant proportion of our revenues in the quarter ended September 30, 2007 and the years ended June 30, 2007 and 2006. These products include, among others, wavelength division multiplexers. These products accounted for 24%, 31% and 51% of our revenues in the quarter ended September 30, 2007 and the years ended June 30, 2007 and 2006, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.
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
     Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During this time, customers may perform or require us to perform extensive evaluation and qualification testing of our products. Generally, they consider a wide range of issues before purchasing our products, including interoperation with other components, product performance and reliability. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, incur increased manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, our customers’ product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.
Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter and, therefore, may vary from public market analysts’ or investors’ expectations, which could cause our stock price to drop.
     It is difficult to forecast our revenues accurately. Moreover, our revenues, gross margins, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The recent acquisition of OCP may increase the difficulty in accurately forecasting future revenue. The factors, many of which are more fully discussed in the other risk factors below, that are likely to cause these variations include, among others:
•	the availability of raw materials used in our products, increases in the price of these raw materials or to the extent a greater degree of the raw material content of our product is from third parties, which most likely would cause our gross profit margin to decline;

•	impact on our sales and margins as a result of our customers continued migration to contract manufacturers and the extent to which we engage in contract manufacturing activities, which most likely would cause our gross profit margin to decline;

•	fluctuation in the mix of products sold towards products with lower margins such as ROADM’s;

•	fluctuations in demand for, and sales of, our products;

•	changes in customer, geographic or product mix and the average selling prices of our products;

•	economic conditions specific to the communications and related industries and the development and size of the markets for our products;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	cancellations or delays of orders or shipment rescheduling by our customers;

•	the lingering effects of the recent economic downturn and resulting uncertainty of the fiber optic industry;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our ability to successfully improve our manufacturing capabilities and achieve acceptable production yields in our facilities in China;

•	the tendency of communications equipment suppliers to sporadically place large orders with short lead times;

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	the recent acquisition of OCP and its subsequent integration with Oplink’s operations may severely stress our infrastructure resulting in possible operational bottlenecks that may result in loss of revenue and increased costs;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues;

•	with respect to new products, a mismatching of research and development expenses and sales and marketing expenses that are incurred in one quarter with revenues that are not recognized, if at all, until a subsequent quarter when the new products are introduced and commercially accepted; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we are, or may become, a party.
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
     The acquisition of OCP will add to the complexity of effectively managing our manufacturing capability and meeting customers’ order requirements in a timely manner. OCP is in the process of transferring its manufacturing from its facilities in California and Taiwan to a third party contract manufacturer in China. This transfer may result in the contract manufacturer incurring manufacturing problems associated with newly created production lines as well as other difficulties in coordinating the various operational functions.
     Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, the quality of workmanship, the prior experience in manufacturing the specific product and our manufacturing processes. The inadvertent use by our suppliers in using defective materials could significantly reduce our manufacturing yields.
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
     We currently use historical data, a backlog of orders and estimates of future requirements to determine our demand for components and materials. We must accurately predict both the demand for our products and the lead time required to obtain the necessary components and materials. Lead times for components and materials vary significantly depending on factors such as the specific supplier, the size of the order, contract terms and demand for each component at a given time. As a result, we generally maintain high levels of inventories that periodically cause us to have excess and obsolete inventory. However, if we were to underestimate our purchasing requirements, manufacturing could be interrupted, resulting in delays in shipments, which could have an adverse effect on our revenues and margins.
Our transition of manufacturing operations from California and Taiwan to SAE in China is subject to risks and uncertainties.
     We have entered into an agreement with SAE to manufacture certain product lines in China, which began in July 2007. This agreement will allow us to move into high-volume production in China to augment its capabilities in short-run, specialized applications. If our customers do not qualify the manufacturing lines of SAE for volume shipments, its operating results and customer relationships may suffer.
     We may experience delays, disruption or quality problems in the manufacturing operations of SAE, especially during the initial startup of manufacturing with them. As a result, we may incur additional costs that would adversely affect its gross margins, and product shipments to its customers could be delayed beyond requested shipment schedules, which could adversely affect its revenues, competitive position and reputation. In addition, in connection with the transition, a reduction in our workforce is expected in both the U.S. and Taiwan with anticipated transitional costs for contract manufacturing. These transitional charges are primarily estimated severance and retention payments. These workforce reductions were initiated during the three months ended June 30, 2007 and are expected to continue through fiscal 2008. Should we lose a significant portion of the workforce to attrition prior to the move, its operations may be significantly impacted beyond the anticipated transitional charges estimated. There is a risk that, during this period of manufacturing transition, management will not sufficiently coordinate the role of its workforce to ensure that all areas of their operations receive appropriate attention. If we are unable to manage our workforce, manufacturing capacity and scope of operations effectively, the cost and quality of its products may suffer.
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
     As demand for bandwidth grows, service providers are likely to require increasingly sophisticated systems able to support and meet the requirements of MAN, LAN and FTTH applications and networks, such as cost effectiveness and reliability in harsh environmental conditions. The projected demand for such networking equipment has led to the expansion of production by existing optical component manufacturers, as well as the creation of new companies in Asia offering cost-effective fiber optic components. This increased competition and resulting lower component cost structure has accelerated price and margin erosion in this market, resulting in reduced revenues and write-down of certain inventory to net realizable value.
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
     Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products and some of these third parties are close to full capacity. Adding extra capacity could be time consuming and expensive for Oplink. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the effects of the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. Furthermore, some of our suppliers are competitors who may chose not to supply raw materials to us in the future, or who may sell their capability to parties that may be adverse to our goals. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. To the extent a greater degree of the raw material content of our product is from third parties, which may be necessary to provide our customers with the latest technology, our financial results may be negatively impacted. Our ROADM product accounted for 22% and 15% of our revenues for the three months ended September 30, 2007 and 2006, respectively. The primary and majority of the components in the ROADM product are obtained from third party vendors. A delay, reduction or termination of the supply of any of these components from any of the third party vendors could materially impact our revenues and operating results.
     In some instances, our vendors may decide to vertically integrate and sell directly to our customers thereby bypassing Oplink. If this were to happen, our revenues could be materially reduced.
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
     In the last three years, OCP has negotiated price reductions for the lasers it purchases from Furukawa. However, the laser price reductions that OCP has been able to obtain from Furukawa have been less than the price reductions for the associated products that it has given its customers resulting in lower and lower gross margins. The erosion in gross margins may continue with respect to products that incorporate parts purchased from Furukawa. While OCP will continue to negotiate with Furukawa with respect to the pricing of the lasers it purchases from them, OCP cannot assure you that these efforts will be successful in addressing this negative impact on its gross margins. On June 5, 2007, Furukawa sold all of its majority interest in OCP’s outstanding capital stock to Oplink. We are unable to predict the impact the consummation of Oplink’s purchase of Furukawa’s interest in OCP will have on the supply relationship with Furukawa. The renewal of the purchase agreement extends for one year ending on September 30, 2008. At the expiration of this one year renewal, we cannot predict whether or not and on what terms we could find adequate alternative sources for these services and components. Even if Furukawa were to extend the purchase agreement, enforcing our contractual rights may not only be costly by may also materially adverse our revenue as a disruption in the supply of a key raw material will be costly and time consuming for us to find an alternative source.
We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.
     The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in. Several companies are capable of producing ROADM products, which accounted for 22% and 15% of our revenues in the three months ended September 30, 2007 and 2006, respectively. Should these companies successfully compete with us at our customer or sell ROADM products directly to our customer’s customer then our revenue and operating results could be materially impacted. There is significant interest and competition in the ROADM product market. Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and subsystem suppliers will become increasingly important to our current and potential customers in the future. Our current and potential suppliers may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. Also, we expect to pursue optical contract manufacturing opportunities in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, the unavailability of materials and equipment used in our products, or reduced gross margins, any of which could harm our business.
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
     We are subject to tax in the United States and in foreign jurisdictions in which we do business.We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by U.S. and non-U.S. tax authorities. Any such audits may result in tax liabilities in excess of those we have estimated. In November 2005, the U.S. Internal Revenue Service commenced an audit of our U.S. federal tax returns for our 2003 fiscal year. The audit for the tax year 2003 has been completed and no additional tax liabilities were assessed. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.

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
     On June 7, 2007 the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs.
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
     Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes over the past and may continue to experience changes in the future. In June 2007, our then Chief Financial Officer resigned after seven years of being with Oplink. In addition, in September 2007, our then Vice President and OCP Liaison and board member of OCP resigned from Oplink and from the board of OCP. Oplink believes the resignation resulted from a disagreement with Joseph Y. Liu, our Chief Executive Officer, regarding Oplink’s potential strategies for OCP after completion of the acquisition of OCP by Oplink. If our management team experiences further changes and does not work effectively together, it could substantially harm our business.

     The acquisition of OCP was approved by a majority of OCP’s shareholders on October 31, 2007. This acquisition may cause disruptions to our operations which may increase employee turnover especially at OCP. Although Oplink has retention agreements with key OCP employees to facilitate a smooth and timely integration, key OCP employees may nevertheless experience uncertainty about their future role with OCP which may increase employee turnover. We may have difficulty attracting replacement employees especially in key management, sales, marketing and technical support personnel, which could further affect our operating results.
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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our Company’s internal control over financial reporting existed as of June 30, 2007, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in future periods.
     The June 5, 2007 acquisition of a majority stake in OCP requires us to maintain effective internal controls over financial reporting of OCP’s financial position and statement of operations in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2008. We have identified areas of internal control over financial reporting requiring improvement in OCP’s financial reporting processes, and plan to design enhanced processes and controls to address these and any other issues that might be identified through a review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner over the financial reporting of OCP’s financial position and statement of operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 at OCP in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements as well as in our ability to integrate and manage OCP. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material effect on our business, results of operations and financial condition.
     If, in the future, our management is unable to assert in the Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for any fiscal year that Oplink’s internal control over financial reporting is effective as of the end of such fiscal year, or if Oplink’s independent registered public accounting firm is unable to express an opinion on the effectiveness of Oplink’s internal control over financial reporting, the reliability of our consolidated financial statements could be impaired, we may be unable to timely file with the SEC our Annual Report on Form 10-K for such fiscal year and Oplink’s reputation could be harmed, any of which could adversely affect our stock price. In addition, if we are not otherwise able to maintain adequate compliance with of Section 404 of the Sarbanes-Oxley Act of 2002, we could become subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market.
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
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to September 30, 2007. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     The September 11, 2001 terrorist attacks in the United States and recent terrorist attacks in other parts of the world, as well as continued threats of global terrorism, current and future military response to them, the United States military action in Iraq and Afghanistan, and the potential outbreak of Avian Flu have created many economic and political uncertainties that make it extremely difficult for us, our customers and our suppliers to accurately forecast and plan future business activities. The potential outbreak of Avian Flu, especially in China, where we have significant customer and supply relationships, could also disrupt our operations, sales, and supply chain or those of our customers, which has made it more difficult to predict and plan for future business activities. This reduced predictability challenges our ability to operate profitably or to grow our business. In particular, it is difficult to develop and implement strategies, sustainable business models and efficient operations, and effectively manage contract manufacturing and supply chain relationships. In addition, the continued threats of terrorism, the heightened security measures in response to such threats, and the potential outbreak of Avian Flu have caused and may continue to cause significant disruption to commerce throughout the world. Disruption in air transportation in response to these threats or future attacks, or Avian Flu, may result in transportation and supply-chain disruptions, increase our costs for both receipt of inventory and shipment of products to our customers, and cause customers to defer their purchasing decisions. Disruptions in commerce could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. We may also become subject to the risk that future restrictions of immigration controls may adversely affect the residence status of non-U.S.-citizen engineers and other key technical employees or our ability to hire new non-U.S.-citizen employees.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     This item is incorporated by reference to our Proxy Statement as filed with the SEC on October 5, 2007.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.36(4)	Agreement of Purchase and Sale and Escrow Instructions between Optical Communication Products, Inc. and DS Ventures, LLC

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Optical Communication Products, Inc.’s Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: November 9, 2007	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.36(4)	Agreement of Purchase and Sale and Escrow Instructions between Optical Communication Products, Inc. and DS Ventures, LLC

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Optical Communication Products, Inc.’s Report on Form 8-K filed on October 3, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.