Form 10-Q
period 2007-12-30
OPLINK COMMUNICATIONS INC
filed 2008-02-08
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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
Registrant’s telephone number, including area code: (510) 933-7200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of shares of the Registrant’s common stock outstanding as of January 31, 2008 was 20,631,120.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

(unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31,	June 30,
	2007	2007
ASSETS		(1)
Current assets:
Cash and cash equivalents	$62,513	$111,600
Short-term investments	51,743	73,300
Accounts receivable, net	34,531	34,795
Inventories, net	32,524	35,427
Net assets held for sales	25,203	22,200
Prepaid expenses and other current assets	3,144	6,412

Total current assets	209,658	283,734

Long-term investments	3,061	42,978
Property, plant and equipment, net	34,896	28,907
Goodwill and intangible assets, net	24,576	7,421
Other assets	755	5,349

Total assets	$272,946	$368,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,481	$14,604
Accrued liabilities	17,073	13,820
Accrued transitional costs for contract manufacturing	642	1,234
Accrued restructuring	2,500	—

Total current liabilities	36,696	29,658

Non-current liabilities	209	207

Total liabilities	36,905	29,865

Contingencies (Note 17)

Minority interest	—	68,749

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,649,228 and 23,167,521 shares issued and outstanding as of December 31, 2007 and June 30, 2007, respectively	21	23
Additional paid-in capital	447,754	478,615
Treasury stock, 98,090 shares outstanding as of December 31, 2007	(1,473)	—
Accumulated other comprehensive income	4,507	3,112
Accumulated deficit	(214,768)	(211,975)

Total stockholders’ equity	236,041	269,775

Total liabilities and stockholders’ equity	$272,946	$368,389

(1)	The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues	$48,943	$22,953	$98,094	$42,667

Cost of revenues:
Cost of revenues	37,841	16,497	75,035	29,988
Stock compensation expense	114	75	243	140

Total cost of revenues	37,955	16,572	75,278	30,128

Gross profit	10,988	6,381	22,816	12,539

Operating expenses:
Research and development:
Research and development	3,610	1,429	8,042	3,000
Stock compensation expense	256	144	522	273

Total research and development	3,866	1,573	8,564	3,273

Sales and marketing:
Sales and marketing	2,763	1,280	5,643	2,662
Stock compensation expense	239	170	488	328

Total sales and marketing	3,002	1,450	6,131	2,990

General and administrative:
General and administrative	3,614	1,772	8,018	3,271
Stock compensation expense	2,919	717	4,021	1,439

Total general and administrative	6,533	2,489	12,039	4,710

Transitional costs for contract manufacturing	532	—	1,287	—
Merger fees	4,568	—	5,989	—
Impairment charges and other costs	626	—	626	—
Amortization of intangible and other assets	401	35	667	70

Total operating expenses	19,528	5,547	35,303	11,043

(Loss) income from operations	(8,540)	834	(12,487)	1,496
Interest and other income, net	2,090	2,321	5,112	4,484

(Loss) income before minority interest and provision for income taxes	(6,450)	3,155	(7,375)	5,980
Minority interest in loss of consolidated subsidiaries	3,407	9	5,891	21
Provision for income taxes	309	33	543	115

Net (loss) income	$(3,352)	$3,131	$(2,027)	$5,886

Net (loss) income per share:
Basic	$(0.16)	$0.14	$(0.09)	$0.27

Diluted	$(0.16)	$0.14	$(0.09)	$0.26

Shares used in per share calculation:
Basic	21,617	22,000	22,399	21,778

Diluted	21,617	23,022	22,399	22,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,027)	$5,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,676	2,365
Amortization of intangible and other assets	1,405	185
Impairment charges and other costs	626	—
Stock compensation expense	5,274	2,180
Amortization of (discount) premium on investments	(319)	134
Loss on sale or disposal of assets	40	—
Transitional costs of contract manufacturing	1,287	—
Minority interest in loss of consolidated subsidiaries	(5,891)	(21)
Other	257	(21)
Change in assets and liabilities:
Accounts receivable	523	(5,929)
Inventories	(1,277)	(3,252)
Prepaid expenses and other current assets	3,502	(1,210)
Other assets	(3)	592
Accounts payable	1,745	2,299
Accrued liabilities	752	(165)

Net cash provided by operating activities	9,570	3,043

Cash flows from investing activities:
Purchases of available-for-sale investments	(110,435)	(32,696)
Sales and maturities of available-for-sale investments	85,724	19,729
Purchases of held-to-maturity investments	—	(31,990)
Sales and maturities of held-to-maturity investments	86,400	45,540
Proceeds from sales of property and equipment	16	9
Purchases of property and equipment	(6,341)	(1,234)
Sale of equity investments	5,000	—
Purchase of equity investments	(400)	—
Acquisition of OCP, net of cash acquired	(81,280)	—

Net cash used in investing activities	(21,316)	(642)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,311	7,257
Repurchase of common stock	(39,577)	—

Net cash (used in) provided by financing activities	(37,266)	7,257

Effect of exchange rate changes on cash and cash equivalents	(75)	15
Net (decrease) increase in cash and cash equivalents	(49,087)	9,673
Cash and cash equivalents, beginning of period	111,600	7,856

Cash and cash equivalents, end of period	$62,513	$17,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995, began selling its products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing facilities and research and development resources in Zhuhai and Shanghai, China, in Woodland Hills, California, as well as research and development facilities in Wuhan, China and in Hsinchu Science-Based Industrial Park in Taiwan. The facilities in Hsinchu Science-Based Industrial Park in Taiwan and in Woodland Hills, California were acquired by Oplink as a result of Oplink completing its acquisition of Optical Communication Products, Inc. (“OCP”) on October 31, 2007.
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares in common stock, in exchange for $84.2 million in cash and 857,258 shares of Oplink common stock.
     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of OCP’s outstanding shares in common stock that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger agreement, Oplink paid $1.65 per share in cash, or approximately $79.4 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink. In connection with the merger, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.
     The Company provides design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. The acquisition of OCP broadened Oplink’s portfolio of offerings and significantly expanded its addressable market, specifically for use in the metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. The acquisition of OCP enabled Oplink to offer additional solutions with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides customers the greatest flexibility in product design by allowing them to place the transmitters and receivers according to their design specifications. Transceivers provide the next level of integration.Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.

     As a photonic foundry, Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications, as well as products with lower levels of integration for customers that place more value on having additional flexibility than would be provided with turnkey solutions. The Company’s broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. The Company offers advanced and cost-effective optical-electrical components and subsystem manufacturing primarily through its facilities in Zhuhai and Shanghai, China. In addition, the Company maintains optical-centric front-end design, application, and customer service functions at its headquarters in Fremont, California and has research facilities in Zhuhai and Wuhan, China, Hsinchu Science-Based Industrial Park in Taiwan, and in Woodland Hills, California. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.
     The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2007, the results of its operations for the three and six-month periods ended December 31, 2007 and 2006 and its cash flows for the six-month periods ended December 31, 2007 and 2006. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. December 31, 2007 represents the last day of the calendar quarter closest to the period ended December 30, 2007. Fiscal 2008 and fiscal 2007 are 52-week fiscal years.
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

     Certain items previously reported in prior years’ condensed consolidated financial statements have been reclassified to conform with the current period presentation. Such reclassifications had no effect on previously reported financial position, results of operations or accumulated deficit.
     3. Net (Loss) Income Per Share. Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. Due to the net loss position for the three and six month periods ended December 31, 2007, the effect of these common equivalent shares would have been anti-dilutive, therefore the basic and diluted net loss per share are the same. The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(3,352)	$3,131	$(2,027)	$5,886

Denominator:
Weighted average shares outstanding — basic	21,617	22,000	22,399	21,778
Effect of dilutive potential common shares	—	1,022	—	1,032

Weighted average shares outstanding — diluted	21,617	23,022	22,399	22,810

Net (loss) income per share — basic	$(0.16)	$0.14	$(0.09)	$0.27

Net (loss) income per share — diluted	$(0.16)	$0.14	$(0.09)	$0.26

Antidilutive stock options not included in net (loss) income per share calculation	2,666	1,536	2,717	1,546

4. Comprehensive (Loss) Income. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments which include foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and unrealized gains and losses on investments.

     The reconciliation of net (loss) income to comprehensive (loss) income for the three and six months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net (loss) income	$(3,352)	$3,131	$(2,027)	$5,886
Unrealized (loss) gain on investments	(251)	(7)	(176)	30
Change in cumulative translation adjustments	1,038	606	1,571	782

Total comprehensive(loss) income	$(2,565)	$3,730	$(632)	$6,698

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
     Short-term and long-term investments at December 31, 2007 and June 30, 2007 consist of the following (in thousands):

	December 31, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$49,742	$49,867	$8	$(140)	$49,735
United States government agencies	2,001	2,000	1	—	2,001

Total short-term investments	51,743	51,867	9	(140)	51,736

Long-term investments:
Corporate securities	3,061	3,061	14	—	3,075

Total long-term investments	3,061	3,061	14	—	3,075

Total investments	$54,804	$54,928	$23	$(140)	$54,811

	June 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$75	$75	$—	$—	$75
Obligations of states and political subdivisions	79	79	—	—	79
Corporate securities	16,152	16,165	—	(24)	16,141
United States government agencies	56,994	56,996	—	(94)	56,902

Total short-term investments	73,300	73,315	—	(118)	73,197

Long-term investments:
Corporate securities	7,438	7,438	—	(30)	7,408
United States government agencies	35,540	35,536	6	(32)	35,510

Total long-term investments	42,978	42,974	6	(62)	42,918

Total investments	$116,278	$116,289	$6	$(180)	$116,115

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31, 2007 and June 30, 2007 are presented in the following tables (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$46,595	$8	$(133)	$46,470
United States government agencies	2,000	1	—	2,001

Total available-for-sale investments	48,595	9	(133)	48,471

Held-to-maturity investments:
Corporate securities	6,333	14	(7)	6,340

Total held-to-maturity investments	6,333	14	(7)	6,340

Total investments	$54,928	$23	$(140)	$54,811

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$75	$—	$—	$75
Obligations of states and political subdivisions	79	—	—	79
Corporate securities	10,932	—	(13)	10,919
United States government agencies	12,536	6	(4)	12,538

Total available-for-sale investments	23,622	6	(17)	23,611

Held-to-maturity investments:
Corporate securities	12,671	—	(41)	12,630
United States government agencies	79,996	—	(122)	79,874

Total held-to-maturity investments	92,667	—	(163)	92,504

Total investments	$116,289	$6	$(180)	$116,115

     Gross realized gains (losses) on sales of available-for-sale and held-to-maturity securities in the three and six month periods ended December 31, 2007 and 2006 were not material. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2007 (in thousands):

	December 31, 2007
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$27,981	$(133)	$—	$—	$27,981	$(133)

Total available-for-sale investments	27,981	(133)	—	—	27,981	(133)

Held-to-maturity investments:
Corporate securities	3,266	(7)	—	—	3,266	(7)

Total held-to-maturity investments	3,266	(7)	—	—	3,266	(7)

Total investments in loss position	$31,247	$(140)	$—	$—	$31,247	$(140)

     The amortized cost and estimated fair value of debt securities at December 31, 2007 and June 30, 2007 by contractual maturities, are shown below (in thousands):

	December 31, 2007		June 30, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$36,595	$36,471	$13,087	$13,072
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	1,133	1,133
Due after ten years	12,000	12,000	9,402	9,406

Total available-for-sale investments	48,595	48,471	23,622	23,611

Held-to-maturity investments:
Due in one year or less	3,272	3,265	60,229	60,126
Due in one year to five years	3,061	3,075	32,438	32,378

Total held-to-maturity investments	6,333	6,340	92,667	92,504

Total investments	$54,928	$54,811	$116,289	$116,115

6. Acquisition of OCP
     On June 5, 2007, Oplink consummated its acquisition from Furukawa of its majority interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares in common stock, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock.
     The acquisition of the 58% of OCP’s outstanding shares of common stock was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) as disclosed in our Form 10-K for the year ended June 30, 2007. The preliminary purchase accounting has been updated, which resulted in an increase to the purchase price to $102.9 million to include assumed liabilities of $3.2 million. The assumed liabilities are for costs incurred to close down OCP facilities that are no longer needed, costs incurred to reduce the number of employees, costs incurred as a result of change-in-control provisions for OCP executives and costs incurred to cancel pre-existing contracts. The liabilities incurred are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The allocation of the revised purchase price of $102.9 million was updated to reflect updated valuations for inventory, intangible assets and fixed assets and assumed liabilities as follows (in thousands):

Net working capital	$87,235
Net fixed assets	3,696
Other net assets	2,951
Identifiable intangible assets	9,012

Total purchase price	$102,894

     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger agreement, Oplink paid $1.65 per share in cash, or approximately $79.4 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink. In connection with the merger, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.
     The acquisition of 48,107,148 shares of OCP common stock, which represents approximately 42% of OCP’s outstanding shares of common stock that Oplink did not already own has been accounted for as a business combination using the purchase method of accounting pursuant to SFAS No. 141. Assets acquired and liabilities assumed were recorded at their fair values as of October 31, 2007, which was the acquisition completion date.
     The preliminary purchase price for the remaining 42% of OCP’s outstanding shares of common stock on October 31, 2007 that Oplink did not already own was comprised of (in thousands):

Cash	$79,379

Fair value of assumed vested stock options	910

Transaction costs	1,406

Total purchase price	$81,695

     The preliminary purchase price for the remaining 42% stake in OCP was allocated to OCP’s net tangible and identifiable intangible assets based on their estimated fair values. Goodwill is recorded as a result of the excess of purchase price for the 42% of OCP’s outstanding common stock over the fair values of net tangible and identifiable intangible assets.
     The allocation of purchase price was based on management’s preliminary estimates of the value of the tangible and intangible assets acquired and the related income tax impact of the purchase accounting adjustments. Management’s preliminary estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The Company expects the purchase price allocation to be finalized upon the finalization of the related valuations. The final valuations may be materially different from the preliminary valuations.
     Based upon the valuation performed by an independent third party, the preliminary purchase price for the remaining 42% stake in OCP not previously owned by Oplink, was allocated to the various asset classes as follows (in thousands):

Net working capital	$48,351
Net fixed assets	5,946
Other net assets	11,299
Identifiable intangible assets	6,692
Goodwill	9,407

Total purchase price	$81,695

     Intangible assets are comprised of technology, trademarks and customer relationships. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 4 years and 6 years. Goodwill is tested for impairment at least annually or sooner whenever events or circumstances indicate that it may be impaired. Management believes that no impairment indicators currently exist. Management will continue to monitor goodwill for potential impairment indicators pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net revenues	$48,943	$39,977	$98,094	$78,825
Net loss	$(6,248)	$(1,785)	$(7,373)	$(1,221)
Net loss per share
Basic	$(0.29)	$(0.08)	$(0.33)	$(0.05)

Diluted	$(0.29)	$(0.08)	$(0.33)	$(0.05)

Shares used in per share calculations
Basic	21,617	22,857	22,399	22,635

Diluted	21,617	22,857	22,399	22,635

     Depreciation of fixed assets and amortization of intangible assets were adjusted to reflect the fair values of the assets. Minority expense was adjusted to reflect OCP becoming a wholly-owned subsidiary of Oplink at the beginning of each period presented. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if Oplink and OCP had been a consolidated entity during the periods presented.

     7. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$—	$1,232
Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge in December 2007	305	227	532
December payments	(841)	(227)	(1,068)

Balance at December 31, 2007	$642	$—	$642

     On November 1, 2006, OCP, a wholly-owned subsidiary of Oplink as of October 31, 2007, reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007.
     The Company recorded an expense for accrued transitional costs for contract manufacturing of $532,000 and $1.3 million for the three and six month periods ended December 31, 2007, respectively, as a result of the decision by OCP, which became a wholly-owned subsidiary of Oplink as of October 31, 2007, to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and Asia facilities to SAE.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of the product lines in China which began in July 2007 and estimated severance and retention payments are being recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of SFAS No. 5 and No. 43.” The Company anticipates that the transition, including restructuring payments, will be completed by June 30, 2008.
8. Accrued Restructuring. On June 5, 2007, Oplink acquired 66,000,000 shares of OCP common stock, constituting approximately 58% of OCP’s outstanding shares in common stock. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares in common stock of OCP that it did not already own. On November 29, 2007, the board of directors of Oplink approved several strategic restructuring initiatives in order to enhance profitability and reduce costs. The restructuring initiatives are primarily related to the operations of OCP and the post-acquisition integration of OCP with Oplink’s operations.
     The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China and the transfer of a portion of OCP’s research and development activities to the Company’s facility in Wuhan, China. The restructuring at the Woodland Hills facility will result in the elimination of approximately 150 employee positions and is expected to be substantially complete by June 30, 2008.
     Oplink also intends to substantially reduce the scale of business operations at OCP’s Asia subsidiary (formerly GigaComm Corporation) (“OCPA”), specifically, to terminate certain product lines that are generating negative gross margins, to close down OCPA’s semiconductor fabrication facility, to transfer all of OCPA’s manufacturing activities to the Company’s manufacturing facility in Zhuhai, China, to reorganize OCPA’s research and development operations so as to focus its efforts on fabless transceiver design, and to combine certain OCPA operations with the operations of the Company’s Taiwan subsidiary. The restructuring at the OCPA facility will result in the elimination of approximately 120 employee positions and is expected to be substantially complete by March 31, 2008.
     As part of Oplink’s board-approved restructuring initiatives, Oplink closed OCP’s research and development facility in the United Kingdom and transferred the technology and equipment to the Company’s facility in Fremont, California. The restructuring at OCP’s UK facility resulted in the elimination of 10 employee positions and has been substantially completed.
     As part of the acquisition of OCP, the Company had recorded restructuring liabilities as of December 31, 2007 with a fair value of $2.5 million in accordance with SFAS No. 141 and EITF 95-3. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. A summary of the acquisition related accrued liability is as follows (in thousands):

December 31,
2007

Accrued Restructuring
Severance benefits	$2,184
Other acquisition related costs	316

Total restructuring accruals	2,500
Less current portion	2,500

Non-current portion	$—

     The following table summarizes changes in accrued restructuring for the three and six month period ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2007	2007

Accrued restructuring beginning balance	$—	$—
Additions	3,183	3,183
Cash payments	(683)	(683)

Accrued restructuring ending balance	$2,500	$2,500

9. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard and weighted average cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	December 30,	June 30,
	2007	2007

Inventories:
Raw materials	$20,876	$21,156
Work-in-process	8,799	10,159
Finished goods	2,849	4,112

Total	$32,524	$35,427

10. Net Assets Held for Sale. On April 25, 2007, OCP’s board of directors approved resolutions to market and sell the land and building located in Woodland Hills, California and formed a real estate special committee of the board of directors to oversee the disposition of the land and building and to approve the final purchase offer and related agreements. On May 16, 2007, OCP entered into an exclusive sales listing agreement with a real estate advisory firm to market and sell the property. The carrying value of the land and building on Oplink’s condensed consolidated balance sheet at December 31, 2007 is $25.2 million and has been classified as net assets held-for-sale.
     On September 27, 2007, OCP entered into a sale agreement with DS Ventures, LLC pursuant to which OCP had agreed to sell its Woodland Hills, California facility for a price of $28,000,000. The sales transaction was completed on January 18, 2008 and resulted in net cash proceeds to OCP of $26.1 million and the issuance to OCP of a promissory note in the amount of $1,250,000 payable in July 2010.
     Concurrently with the execution of the sale agreement, OCP entered into a commercial lease agreement in which OCP will lease back the premises from the buyer for use in the normal course of business. The term of the lease agreement is set to commence on the closing date of the sale agreement and will continue for 18 months thereafter unless earlier terminated by OCP, with OCP having a right to terminate the lease agreement effective at any time 6 or more months after the commencement date. The base rent per the lease agreement is fixed at $100,000 per month. The lease agreement was assumed by Oplink as part of Oplink’s acquisition of OCP.
11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007, and F3 and Fibercom in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2007	(in Years)	Amount	Amortization	Net

Technology	4	$8,673	$650	$8,023
Trade name	6	1,595	75	1,520
Customer relationships	3-4	5,481	459	5,022
Backlog	1	97	67	30

Total		$15,846	$1,251	$14,595

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2007	(in Years)	Amount	Amortization	Net

Patents	5	$400	$373	$27
Technology	3-6.5	5,216	1,040	4,176
Trade name	3-6	570	97	473
Customer relationships	3-4	2,380	252	2,128
Backlog	1	52	9	43

Total		$8,618	$1,771	$6,847

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Reported as:	2007	2006	2007	2006

Cost of revenues	$464	$57	$738	$115
Operating expenses	401	35	667	70

Total	$865	$92	$1,405	$185

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2008	$1,936
2009	3,812
2010	3,782
2011	3,677
2012	1,066
After 2012	322

$14,595

     The Company reviews certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to future discounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on future discounted cash flows.
     The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

     SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
     For the three month period ended December 31, 2007, the Company’s review of intangible assets led to an impairment charge of $517,000 being recorded for the intangible assets acquired as part of Oplink’s acquisition of F3 in fiscal 2006.
     The Company had goodwill of $10.0 million and $574,000 on its consolidated balance sheets at December 31, 2007 and June 30, 2007, respectively. At December 31, 2007, management determined that an impairment indicator of goodwill was not currently present, however, management will continue to monitor for the potential existence of impairment indicators.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2007	2007
Accrued liabilities:
Payroll and related expenses	$3,284	$5,876
Accrued merger fees	2,995	329
Accrued sales commission	667	778
Accrued warranty	412	445
Accrued professional fees	947	1,195
Acquisition costs	293	620
Accrued sales return	613	562
Income tax payable	1,741	311
Advance deposits from customers	185	433
Other	5,936	3,271

	$17,073	$13,820

13. Product Warranties. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on its historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at the beginning of the period	$457	$422	$445	$405

Accruals for warranties issued during the period	38	55	100	89

Accruals related to pre-existing warranties including expirations and changes in estimates	(51)	7	(67)	43

Cost of warranty repair	(32)	(84)	(66)	(137)

Balance at the end of the period	$412	$400	$412	$400

14. Stock Compensation. Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock was surrendered by an OCP executive officer and was settled for a cash consideration of $103,125 on January 2, 2008. The cash settlement was recorded as a liability on the consolidated balance sheet at December 31, 2007 and June 30, 2007.
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock compensation for the three and six month periods ended December 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$3,355	$1,022	$4,746	$2,024
Restricted stock awards	13	—	266	—
Employee stock purchase plan	160	84	262	156

Total stock-based compensation	3,528	1,106	5,274	2,180
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$3,528	$1,106	$5,274	$2,180

Effect on net income (loss) per share:
Basic	$(0.16)	$(0.05)	$(0.24)	$(0.10)

Diluted	$(0.16)	$(0.05)	$(0.24)	$(0.10)

     Stock Compensation Expense
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three month periods ended December 31, 2007 and 2006, the Company granted 652,919 and 109,097 stock options, respectively, with an estimated total grant-date fair value of $1.5 million and $837,000, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended December 31, 2007 and 2006 not expected to vest was $50,000 and $108,000, respectively.
     During the six month periods ended December 31, 2007 and 2006, the Company granted 1,156,499 and 361,912 stock options, respectively, with an estimated total grant-date fair value of $4.3 million and $2.8 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the six months ended December 31, 2007 and 2006 not expected to vest was $438,000 and $358,000, respectively.
     As of December 31, 2007 the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $10.0 million which will be recognized over an estimated weighted average amortization period of 2.8 years. Approximately $8,000 of stock compensation was capitalized as inventory at December 31, 2007 and June 30, 2007.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Risk-free interest rate	3.73%	4.62%	4.24%	4.77%
Expected term	4.6 years	4.6 years	4.5 years	4.7 years
Expected dividends	0%	0%	0%	0%
Volatility	46%	48%	43%	48%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Risk-free interest rate	3.86%	4.95%	3.86%	4.95%
Expected term	1.1 years	1.3 years	1.1 years	1.3 years
Expected dividends	0%	0%	0%	0%
Volatility	46%	48%	46%	48%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. The expected term assumption for purchase rights is based on the average exercise date for the four purchase periods in each 24-month offering period.
     Equity Incentive Program
     In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the “1995 Plan”). In January 1998, the Board of Directors adopted the 1998 Stock Option Plan (the “1998 Plan”). The 1995 Plan and 1998 Plan provided for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. In connection with the adoption of the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000, the board resolved not to make any further grants under the 1995 Plan or 1998 Plan. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of December 31, 2007, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Number of	Average
	Shares Available		Options	Exercise
	for Grant		Outstanding	Price

Balance, June 30, 2007	4,211,451		3,449,236	$16.3067

Additional options and awards authorized	598,413		—
Options and awards granted	(581,554)	*	561,820	13.2465
Converted from OCP options	(594,679)	**	594,679	28.3498
Options exercised	—		(149,823)	12.1123
Options canceled	504,688		(504,688)	24.5704
Options expired	(5,253	)***	—	—

Balance, December 31, 2007	4,133,066		3,951,224	16.8553

*	The number of options and awards granted in the six months ended December 31, 2007 include 19,734 stock awards.

**	In connection with the acquisition of OCP, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.

***	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled, are not available for future grant.

     The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at December 31, 2007				at December 31, 2007
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)

$0.0001 — $2.0000	18,564	1.0	$1.0103	$261	18,564	1.0	$1.0103	$261
$3.0001 — $5.0000	488,034	4.6	4.5997	5,105	488,034	4.6	4.5997	5,105
$5.0001 — $10.0000	423,312	4.7	6.1154	3,786	423,211	4.7	6.1145	3,786
$10.0001 — $11.0000	179,779	7.3	10.1317	886	104,998	7.3	10.1224	518
$11.0000 — $13.0000	160,272	7.3	12.3158	440	69,214	7.0	12.4802	179
$13.0001 — $15.0000	740,191	8.8	13.5221	1,138	160,777	6.5	13.7966	203
$15.0001 — $17.0000	102,053	8.8	16.9229	—	13,889	7.5	16.6717	—
$17.0001 — $19.0000	695,349	6.8	17.8162	—	466,761	6.1	17.7161	—
$19.0001 — $20.0000	106,722	8.1	19.6108	—	43,843	7.1	19.4903	—
$20.0001 — $21.0000	768,028	8.5	20.2360	—	283,497	8.5	20.2384	—
$21.0001 — $37.0000	119,948	4.6	28.9909	—	114,073	4.5	29.0491	—
$40.0001 — $158.0000	148,972	2.8	85.3512	—	148,972	2.8	85.3512	—

	3,951,224	6.9	$16.8553	$11,616	2,335,833	5.6	$17.1748	$10,052

Vested and expected to vest	3,686,598	6.0	$16.8791	$11,357

     As of December 31, 2007 and June 30, 2007, options to purchase 2,335,833 and 2,000,366 shares at weighted average exercise prices of $17.17 and $15.82 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.06 as of December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 1,264,798. The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $362,000 and $3.9 million, respectively, and for the six months ended December 31, 2007 and 2006 was $435,000 and $5.3 million, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended December 31, 2007 and 2006 was approximately $1.6 million and $5.2 million, respectively, and for the six months ended December 31, 2007 and 2006 was approximately $1.8 million and $6.8 million, respectively.
     The Company settles employee stock option exercises with newly issued common shares.

     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three month periods ended December 31, 2007 and 2006 was $160,000 and $84,000, respectively, and $262,000 and $156,000 for the six month periods ended December 31, 2007 and 2006, respectively. 32,587 and 50,398 shares were purchased under the employee stock purchase plan during the three month periods ended December 31, 2007 and 2006, respectively.
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
     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. In connection with the merger, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. As a result of the assumption of OCP stock options, $910,000 in additional-paid-in-capital was included in the purchase price of OCP. OCP’s stock option plans were retired with the consummation of the merger. During the one month period from October 1, 2007 to October 31, 2007, the intrinsic value of OCP options exercised, the cash received from the exercise of OCP options and the grant-date fair value of OCP options issued pursuant to OCP stock option plans, was not material. However, the acquisition of OCP by Oplink triggered the accelerated vesting of OCP stock options pursuant to change-in-control provisions resulting in a stock compensation expense of $2.1 million being recorded in the statement of operations for the three month period ended December 31, 2007.
15. Repurchase of Common Stock. On August 27, 2007, Oplink’s board of directors authorized the Company to repurchase $40 million of its common stock over the next two years. This repurchase plan replaced a former $40 million repurchase program, under which the Company had bought back $35.2 million of stock.
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
     The Company repurchased $39.6 million of its common stock during the three and six months ended December 31, 2007 pursuant to its share repurchase program. The Company did not make any repurchases during the same three and six month periods in 2006.

16. Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.
     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.
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
     In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue, stock option and purchase accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact our future accounting for its operations.

     17. Contingencies. In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re Oplink Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-9904. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs (the “Plaintiffs”) against hundreds of other public companies (the “Issuers”) that went public in the late 1990s and early 2000s (collectively, the “IPO Lawsuits”).
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
     In June 2004, Oplink and almost all of the other Issuers executed a settlement agreement with the plaintiffs. In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to certain modifications. In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” Thereafter, the district court ordered a stay of proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement was terminated pursuant to stipulation.
     Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The case against Oplink is not a focus case. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Both motions are pending. Due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.
     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint does not seek recovery of damages or other relief against the Company. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. The Company has tentatively agreed to respond to the complaint by March 14, 2008.
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
18. Segment Reporting. The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.
     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Revenues:
United States	$21,652	$10,429	$42,891	$16,990
Europe	6,590	5,101	13,559	10,895
Asia	15,783	6,202	32,257	12,304
Canada	4,918	1,221	9,387	2,478

Totals	$48,943	$22,953	$98,094	$42,667

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	December 30,	June 30,
	2007	2007

United States	$12,192	$7,223
Asia	22,704	21,385
Europe	—	299

Totals	$34,896	$28,907

19. Accounting for Uncertainty in Income Taxes. Effective July 1, 2007, Oplink adopted Financial Accounting Standards Board Interpretation No. 48, (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

     As a result of the implementation of FIN No. 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a short-term liability in the condensed consolidated balance sheet at December 31, 2007.
     Upon adoption of FIN No. 48, Oplink’s policy to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for (benefit from) income taxes did not change. The amount of interest and penalties included in the unrecognized tax benefit is approximately $17,000 at July 1, 2007 and December 31, 2007.
     Oplink’s total amount of unrecognized tax benefits as of July 1, 2007 and December 31, 2007 was $4,239,000. Oplink’s total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate are $766,000 as of July 1, 2007 and December 31, 2007.
     The tax years 2004 to 2006 remain open in several jurisdictions.
20. Subsequent Events.
     During January 2008, Oplink repurchased $422,000 of its common stock in open market transactions under its share repurchase program announced in August 2007. This repurchase substantially completes this particular share repurchase program.
     On September 27, 2007, OCP entered into a sale agreement with DS Ventures, LLC pursuant to which OCP had agreed to sell its Woodland Hills, California facility for a price of $28,000,000. The sales transaction was completed on January 18, 2008 and resulted in net cash proceeds to OCP of $26.1 million and the issuance to OCP of a promissory note in the amount of $1,250,000 payable in July 2010. See note 10 for additional detail.
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
Overview
     We provide design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems that expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, reshape light profile to enable extended signal reach and provide signal transmission and reception within an optical network. Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, dispersion management and line transmission applications. The acquisition of Optical Communication Products, Inc. (“OCP”) broadened our portfolio of offerings and significantly expanded our addressable market, specifically for use in the metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. The acquisition of OCP enabled us to offer additional solutions with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.
     On June 5, 2007, Oplink consummated the acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s majority interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares of common stock, in exchange for $84.2 million in cash and 857,258 shares of Oplink common stock.
     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that Oplink did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger agreement, Oplink paid $1.65 per share in cash, or approximately $79.4 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink.
     As a photonic foundry, we offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions based upon a customer’s specific product design and specifications, as well as products with lower levels of integration for customers that place more value on having additional flexibility than would be provided with turnkey solutions. Our broad line of products and services is designed to increase the performance of optical networks and enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks. We offer advanced and cost-effective optical-electrical components and subsystem manufacturing primarily through our facilities in Zhuhai and in Shanghai, China. In addition, we maintain optical-centric front-end design, application, and customer service functions at our headquarters in Fremont, California and have research facilities in Zhuhai and in Wuhan, China, in Hsinchu Science-Based Industrial Park in Taiwan, and in Woodland Hills, California. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication sector. There is evidence to suggest that the world economy is slowing down, which when combined with the recent turmoil in the credit and real estate markets has adversely affected investor psychology, all of which may result in a reduction in capital expenditures by the major telecommunication equipment manufacturers and therefore a reduction in Oplink revenue. Furthermore, capital expenditures tend to be sporadic in nature rather than flowing in a continuous stream. This characteristic of capital expenditures reduces our visibility in forecasting future revenues.
     The integration of OCP’s supply chain, including the transfer of production and purchasing activities from OCP’s facilities in Woodland Hills and Taiwan to Oplink’s facility in Zhuhai, China, may result in delays in production, as replacement raw materials, component sources and production techniques are qualified by our customers. These delays in production could have a material adverse impact on our revenues.
     The integration of OCP will likely result in significant reduction in headcount at the various OCP locations as OCP functions are collapsed into Oplink’s infrastructure. The impending reduction in headcount at the various OCP locations, may result in increased employee turnover and a resulting increase in employee retention costs. Higher employee turnover may also result in loss of operational continuity which may adversely impact the integration.
     A significant portion of our revenues is derived from our ROADM products. We anticipate revenues from our ROADM products to decrease significantly in the third fiscal quarter of 2008 and to continue to decline in future periods.
     Use of Estimates and Critical Accounting Policies
     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, accrued transitional costs for contract manufacturing, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.
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
•	revenue recognition and product returns;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	long-lived asset valuation;

•	business combination;

•	deferred taxes;

•	stock compensation;

•	restructuring accruals;

•	accrued transitional costs for contract manufacturing; and

•	loss contingencies
This is not a comprehensive list of all of our accounting policies.
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these three months ended December 31, 2007 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2007 as filed with the SEC on September 14, 2007. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Results of Operations
      Revenues:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$48,943	$22,953	$25,990	113.2%	$98,094	$42,667	$55,427	129.9%

     The increase in revenues for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 was primarily due to the acquisition of OCP which accounted for $15.9 million and $32.3 million of the increase in revenues, respectively, and by increased unit shipments, primarily of our optical switching and routing products, in particular our ROADM optical switching and routing products to an existing customer. Additionally, unit shipments of our optical amplification products, multiplexers, optical conditioning and monitoring products increased during the three and six month periods ended December 31, 2007 compared to three and six month periods ended December 31, 2006. Oplink’s core revenues, which excludes any impact from the OCP acquisition, increased by $10.1 million or 43.8% and $23.2 million or 54.3% for the three and six month periods ended December 31, 2007, respectively, compared to the three and six month periods ended December 31, 2006, due to increased shipments being partially offset by declining average selling prices. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry. Approximately $7.2 million or 71.3% and $14.8 million or 63.7% of the total increase in Oplink’s core revenues for the three and six month periods ended December 31, 2007, respectively, is due to sales of our ROADM optical switching and routing product to an existing customer for which the primary and majority of the components are obtained from third party vendors.
     We anticipate that there will be further declines in average selling prices through the fiscal year ending June 30, 2008. We expect revenues to decrease in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008, primarily due to declines in unit shipments of our ROADM products, loss in revenues during the transfer of OCP’s Asian manufacturing capacity to Zhuhai, China, and revenue attrition from OCP’s product portfolio. Furthermore, revenues from our ROADM products may continue to decrease in future periods.
Gross Profit:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Gross profit	$10,988	$6,381	$4,607	72.2%	$22,816	$12,539	$10,277	82.0%
Gross profit margin	22.5%	27.8%			23.3%	29.4%
     The increase in gross profit for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 was primarily due to a higher number of unit shipments, including shipments attributable to the acquisition of OCP, partially offset by higher material costs associated with the higher unit shipments. The acquisition of OCP increased gross profit by $1.1 million on a revenue base of $15.9 million with a gross profit margin of 6.9% for the three month period ended December 31, 2007 and by $2.2 million on a revenue base of $32.3 million with a gross profit margin of 6.8% for the six month period ended December 31, 2007. Additionally, our gross profit for the three and six month periods ended December 31, 2007 was positively impacted by the unexpected sale of inventory that had been previously fully reserved for $305,000 and $563,000, respectively, compared to the unexpected sale of inventory that had been previously fully reserved for $300,000 and $659,000 in the three and six month periods ended December 31, 2006, respectively. Our gross profit margin decreased for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 due to a change in product mix primarily from lower margin products from the OCP acquisition. The gross profit margin from the core Oplink business, excluding the impact from the acquisition of OCP, was 29.8% and 31.3% on a revenue base of $33.0 million and $65.8 million for the three and six month periods ended December 31, 2007, respectively. The gross profit margin from the core Oplink business, increased from 27.8% to 29.8% in the three month period ended December 31 from 2006 to 2007, and increased from 29.4% to 31.3% in the six month period ended December 31, from 2006 to 2007, primarily due to slightly lower fixed manufacturing overhead costs being spread over a larger revenue base, partially offset by increased material costs relative to revenue, which is due to higher sales of ROADM optical switching and routing products, for which the components are primarily obtained from third party vendors.
     We expect our gross profit margin in the third quarter of fiscal 2008 to increase slightly compared to the second quarter of fiscal 2008. The modest margin improvement is partly as a result of a change in our product mix, specifically, reduced revenue from our lower margin products, primarily our ROADM products and from the portfolio of OCP products. The modest margin improvement will also be driven by reduced fixed manufacturing costs as we continue the transfer of our manufacturing capability from our higher cost facility at Woodland Hills, California, to our lower cost manufacturing facilities at SAE in China, the reduction in fixed manufacturing overhead costs as we complete the closure of our manufacturing facilities at OCP Asia, being partially offset by lower overall revenues. We expect the transfer of our manufacturing capability to be complete by June 2008.
      Research and Development:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Research and development	$3,866	$1,573	$2,293	145.8%	$8,564	$3,273	$5,291	161.7%
     Research and development expenses for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 increased by $2.3 million and $5.3 million, respectively. The acquisition of OCP contributed $2.1 million and $4.9 million of the increase for the three and six month periods ended December 31, 2007, respectively. Excluding the impact from the OCP acquisition, research and development expenses increased $209,000 or 13.3% and $354,000 or 10.8% for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006, respectively. The increase in research and development expenses from Oplink’s core operations, which excludes the impact from the OCP acquisition, was due to increased research and development programs being undertaken in our Chinese research facilities for the three and six month periods ended December 31, 2007, resulting in higher salaries as well as higher stock compensation expense. We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to be slightly lower in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008, as we continue to shift our research and development activities from our higher cost facility at Woodland Hills, California, to our lower cost research facilities in China, as part of our post-acquisition integration of OCP. However, the post-acquisition integration of OCP may create unexpected operational challenges that may mean our current expectations of research and development expenses may be materially different from future actual research and development expenses in the third fiscal quarter of 2008.

      Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Sales and marketing	$3,002	$1,450	$1,552	107.0%	$6,131	$2,990	$3,141	105.1%
     The increase in sales and marketing expense for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 were primarily due to expenses resulting from the acquisition of OCP. The acquisition of OCP contributed to an increase in sales and marketing expense of $1.2 million and $2.5 million for the three and six month periods ended December 31, 2007, respectively. Excluding the impact from the OCP acquisition, sales and marketing expense increased $373,000 or 25.7% and $690,000 or 23.1% for the three and six month periods ended December 31, 2007, respectively, compared to the three and six month periods ended December 31, 2006, primarily due to increased costs such as salaries, associated with an increase in headcount, increased sales commission as a result of increased revenue, increased stock compensation expense and increased traveling costs.
     We expect our sales and marketing expense, excluding stock compensation expense, to essentially trend with revenues in the third quarter of fiscal 2008. However, the integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of sales and marketing expenses may be materially different from future actual sales and marketing expenses in the third fiscal quarter of 2008.
      General and Administrative:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
General and administrative	$6,533	$2,489	$4,044	162.5%	$12,039	$4,710	$7,329	155.6%
     The acquisition of OCP accounted for $4.0 million, which is very nearly all of the increase, and $6.9 million or 94% of the increase in general and administrative expenses for the three and six month periods ended December 31, 2007, respectively, compared to the three and six month period ended December 31, 2006. Excluding the impact from the OCP acquisition, general and administrative expenses increased by $21,000 or 0.8% and $469,000 or 10.0% for the three and six month periods ended December 31, 2007, respectively, compared to the three and six month periods ended December 31, 2006. The increase in the six month period is due to increased audit fees as a result of the OCP acquisition and increased legal fees associated with patent infringement litigation being partially offset by a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of an existing stock options as a result of a change in the tax laws.

     We expect our general and administrative expense, excluding stock compensation expense, to be slightly lower in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008 due primarily to anticipated reductions in employee headcount due to the integration of OCP into Oplink. The merger integration effort should result in processes being rationalized and duplicative functions between OCP and Oplink being phased out. However, the integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of general and administrative expenses may be materially different from future actual general and administrative expenses in the third fiscal quarter of 2008.
      Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Stock compensation expense	$3,528	$1,106	$2,422	219.0%	$5,274	$2,180	$3,094	141.9%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 14 — Stock Compensation). The fair value of stock options and restricted stock granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     The increase in stock compensation expense for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006 was due primarily to the OCP acquisition which increased stock compensation expense by $2.3 million and $2.7 million, respectively. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions. The core Oplink business, which excludes the impact from the OCP acquisition, increased stock compensation expense by $145,000 and $359,000 for the three and six month periods ended December 31, 2007, respectively, and was due to the granting of more stock options subsequent to the first quarter of fiscal 2007. Stock compensation expense in fiscal 2008 includes the continued amortization of previously-granted stock options from fiscal 2007.
     We expect our stock compensation expense in the third quarter of fiscal 2008 to decrease from the second quarter of fiscal 2008. In the second fiscal quarter, $2.1 million in additional stock compensation expense was recognized related to the accelerated vesting of OCP stock options as a result of change-in-control provisions that took effect. The third fiscal quarter of 2008 will not have the impact of the accelerated vesting, resulting in lower stock compensation expense, being partially offset by subsequent option grants.

      Transitional Costs for Contract Manufacturing
A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$—	$1,232
Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge in December 2007	305	227	532
December payments	(841)	(227)	(1,068)

Balance at December 31, 2007	$642	$—	$642

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin the outsourcing of manufacturing of some of its product lines to SAE in China starting in July 2007. These products were previously manufactured at OCP’s facilities in Woodland Hills, California and in Asia. As a result of this agreement, we recorded an expense of $532,000 and $1.3 million for the three and six month periods ended December 31, 2007.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets and product qualification expenses associated with the manufacturing of product lines in China and estimated severance and retention payments. We anticipate that the transition, including restructuring payments, to be complete by June 30, 2008.
      Impairment Charges and Other Costs
     The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to market prices or future discounted cash flows that the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows. As part of management’s review of intangible assets during the three month period ended December 31, 2007, it was determined that the intangible assets of F3, a majority-owned subsidiary of Oplink, were impaired. This resulted in an impairment charge of $517,000 being recorded in the statement of operations for the three month period ended December 31, 2007.
     Restructuring expenses of $109,000 were incurred for the three and six month periods ended December 31, 2007, respectively, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) as a result of restructuring initiatives implemented at F3, a majority-owned subsidiary of Oplink.

      Merger Fees
     Merger fees for the three and six month periods ended December 31, 2007 were $4.6 million and $6.0 million. Merger fees reflect costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fees that were incurred in the second fiscal quarter of 2008.
      Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $865,000 and $92,000 for the three months ended December 31, 2007 and 2006, respectively, and approximately $1.4 million and $185,000 for the six months ended December 31, 2007 and 2006, respectively. The increase in amortization expense is primarily attributable to the acquisition of OCP which increased the portfolio of intangible assets.
      Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2007	2006	Change	Change	2007	2006	Change	Change
Interest and other income, net	$2,090	$2,321	$(231)	-10.0%	$5,112	$4,484	$628	14.0%
     The decrease in interest and other income for the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006 was primarily due to the decreased balances of cash and cash equivalents, short-term and long-term investments as a result of the cash consideration of approximately $80 million given by Oplink to acquire the remaining 42% of OCP on October 31, 2007. The increase in interest and other income for the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006 was primarily due to higher average rates of return. The average rate of return for both the three and six month periods ended December 31, 2007 was 5.3%, compared to the average rate of return of 5.0% and 4.8% for the three and six month periods ended December 31, 2006, respectively. Excluding the impact from the OCP acquisition, interest and other income declined to $1.2 million and $2.7 million for the three and six month periods ended December 31, 2007, respectively, primarily due to lower balances of cash and cash equivalents, short-term and long-term investments compared to the three and six month periods ended December 31, 2006. We expect interest and other income to decrease significantly in the third fiscal quarter of 2008 compared to the second fiscal quarter of 2008 due to lower cash, cash equivalents, short-term and long-term investment balances.
      Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84.2 million in cash and 857,258 shares of Oplink common stock. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares in common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink.

     Minority interest income for the three and six month periods ended December 31, 2007 was $3.4 million and $5.9 million, respectively, and primarily represents the 42% minority ownership interest in OCP between June 5, 2007 and October 31, 2007. Minority interest income for the three and six month periods ended December 31, 2006 was immaterial.
      Provision for Income Taxes.
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $309,000 and $33,000 for the three months ended December 31, 2007 and 2006, respectively and $543,000 and $115,000 for the six months ended December 31, 2007 and 2006, respectively. The effective tax rate for the first quarter of fiscal 2008 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $49.6 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2007. As of December 31, 2007, we had cash, cash equivalents, short-term and long-term investments of $117.3 million. As of December 31, 2007, working capital was $173.0 million, including $136.1 million as a result of the OCP acquisition.
      Six Months Ended December 31, 2007
     Our operating activities provided cash of $9.6 million in the six month period ended December 31, 2007 as a result of a net loss of $2.0 million for the period adjusted by $11.0 million, primarily for the non-cash charges of depreciation and amortization of property and equipment, stock compensation charges and impairment charges of intangible assets related to our F3 subsidiary; $5.9 million in minority interest in loss of consolidated subsidiaries; an increase in cash of $5.2 million as a result of a net change in assets and liabilities; and $1.3 million in transitional costs of contract manufacturing.
     Accounts receivable generated $523,000 of cash despite an increase in revenues primarily due to improved collections of receivables in the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006. Days sales outstanding was 67 and 64 days for the first and second quarters of fiscal 2008, respectively, compared to 75 and 77 days for the first and second quarters of fiscal 2007, respectively. Excluding the impact from the OCP acquisition, days sales outstanding was 68 days for the second quarter of fiscal 2008 compared to 73 days for the first quarter of fiscal 2008. We typically bill customers on an open account basis with payment terms of between net thirty to ninety days. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $1.3 million of cash during the six month period ended December 31, 2007, primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets generated $3.5 million in cash in the six month period ended December 31, 2007, largely due to cash received from an income tax refund and interest income being paid out to us from our investment portfolio.
     Accounts payable generated $1.7 million in cash in the six month period ended December 31, 2007, largely due to an increase in merger fees attributable to the acquisition of OCP.
     Our investing activities used cash of $21.3 million during the six month period ended December 31, 2007, primarily due to $81.3 million in cash consideration given to purchase the remaining 42% of the outstanding shares of OCP common stock not already owned, an investment of $400,000 in a start-up company, purchases of marketable investment securities for $110.4 million, and $6.3 million in property and equipment purchases, partially offset by the sale of OCP’s investment in Stratalight which generated cash of $5.0 million and sales or maturities of marketable investment securities of $172.1 million. A significant portion of our property and equipment purchases, $3.4 million, was for the purchase and build out of our research and development facility in Wuhan, China. We anticipate that cash outlays in capital expenditures will be $2.5 million over the next six months.
     Our financing activities used cash of $37.3 million in the six month period ended December 31, 2007 due to cash usage of $39.6 million for the repurchase of our common stock being partially offset by $2.3 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan.
      Six Months Ended December 31, 2006
     Our operating activities provided cash of $3.0 million in the six months ended December 31, 2006 as a result of our net income of $5.9 million for the six months ended December 31, 2006, adjusted by $4.8 million for primarily non-cash charges of depreciation of property and equipment and amortization of stock compensation expense, reduced by the use of cash as a result of a net increase in assets and liabilities of $7.7 million.
     In the six months ended December 31, 2006, the use of cash as a result of the net increase in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expense and other current assets, and accounts payable.

     Accounts receivable used $5.9 million of cash during the six months ended December 31, 2006 primarily due to increased shipments during the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Day sales outstanding in accounts receivable ended the second quarter of fiscal 2007 at 77 days, as compared to 72 days at the end of the fourth quarter of fiscal 2006
     Inventories used $3.3 million of cash during the six months ended December 31, 2006 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand.
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
     Our investing activities used cash of $642,000 in the six months ended December 31, 2006 and was primarily due to sales or maturities of investments of $65.3 million being offset by purchases of investments of $64.7 million resulting in an increase of cash of $0.6 million.
     Our financing activities provided cash of $7.3 million in the six months ended December 31, 2006 due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.
Contractual Obligations
     Our contractual obligations as of December 31, 2007 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$21,910	$21,910	$—	$—	$—
Operating leases	1,202	1,166	36	—	—

Total	$23,112	$23,076	$36	$—	$—

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages

(sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.
     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.
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
     In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue, stock option and purchase accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact our future accounting for its operations.
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

     As of December 31, 2007, all of our short-term investments were in high credit quality corporate bonds and government and non-government debt securities.
     As of December 31, 2007, our long-term investments primarily consisted of corporate bonds and government debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States and our non-government securities have high credit ratings. Furthermore, the relatively short duration of our portfolio and the seasoned nature of the assets securing these investments act as a buffer against potentially adverse market conditions. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2007	2007	2007	2007
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$23,368	3.3%	$12,289	5.2%
Cash equivalents — fixed rate	27,094	4.8%	4,137	5.3%
Short-term investments — variable rate	26,417	4.7%	154	2.2%
Short-term investments — fixed rate	25,326	5.5%	73,146	5.0%
Long-term investments — fixed rate	3,061	5.2%	42,978	8.1%

Total	$105,266		$132,704

	Expected Fiscal Year Maturity Date
	2009	2010	2011 and after	Total	Fair Value
Long-term investments — fixed rate	$3,061	$—	$—	$3,061	$3,075
Average interest rate	5.2%	—	—	5.2%	—
     Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at December 31, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.
     In July 2005, China uncoupled Renminbi from the U.S. dollar and allowed it to float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar. As of December 31, 2007, Renminbi further appreciated by 9% against the U.S. dollar. It is uncertain what further adjustments will follow. The Renminbi could appreciate relative to the U.S. dollar in the future.

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

     In June 2004, Oplink and almost all of the other Issuers executed a settlement agreement with the plaintiffs. In February 2005, the court certified the litigation as a class action for settlement purposes and granted preliminary approval of the settlement, subject to certain modifications. In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the lower Court’s earlier decision certifying as class actions the six IPO Lawsuits designated as “focus cases.” Thereafter, the district court ordered a stay of proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement was terminated pursuant to stipulation.
     Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The case against Oplink is not a focus case. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Both motions are pending. Due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.
     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint does not seek recovery of damages or other relief against the Company. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. The Company has tentatively agreed to respond to the complaint by March 14, 2008.
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
Item 1A—Risk Factors
     A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, our Quarterly Report on Form 10-Q for the fiscal quarter year ended September 30, 2007 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

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
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur significant losses of $2.0 million, $2.6 million, $6.4 million and $36.8 million in the six month period ended December 31, 2007 and for fiscal years ended June 30, 2005, 2004 and 2003, respectively. We will need to continue to increase our revenues while controlling costs and operating expenses to sustain profitability. Our revenues may not grow sufficiently in future quarters to sustain profitability. Further, our recent acquisition of Optical Communication Products (“OCP”), which in the recent past had been reporting net losses, has adversely impacted our net income and will continue to do so until we can successfully reduce the costs of OCP’s operations and more fully integrate OCP’s operations with our own.
     As of December 31, 2007, we had an accumulated deficit of $214.8 million.
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
     Our top five customers, although not the same five customers for each period, together accounted for 60%, 64% and 52% of our revenues for the second quarter of fiscal 2008 and for the years ended June 30, 2007 and 2006, respectively.
     In addition, one customer accounted for 30% of our revenue for the second quarter of fiscal 2008. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. Our revenues generated from these customers, individually or in the aggregate, may not reach or exceed historic levels in any future period. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. Furthermore, the businesses of some of our existing customers are currently experiencing slow growth following a protracted downturn, which is resulting, in some instances, in significantly decreased sales to these customers and harming our results of operations. The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price reductions could cause our revenue to decline significantly. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate.
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
Our ROADM Optical Switching and Routing product has accounted for a significant proportion of our revenues. There has been a decline in the price of our ROADM products and increased competition with our ROADM products. As a result, we expect our unit shipments for ROADM products to decrease in the third fiscal quarter of 2008 compared to the second fiscal quarter of 2008, which could result in lower overall revenues. The continued increase in competitive pressures in the ROADM market space, or our inability to develop new and updated products could harm our revenues and operating results.
     Our ROADM product accounted for 25%, 31% and 3% of our revenues for the six month period ended December 31, 2007 and for the years ended June 30, 2007 and 2006, respectively. Any decline in the price of, or demand for, our ROADM product, or our failure to achieve broader market acceptance, or the introduction of competing products by competitors, could harm our revenues and operating results. There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. During the last quarter, the end-user customer announced that it had qualified another company as an alternative optical network system supplier. We expect that this development, along with increased competition from other suppliers of ROADM products, will reduce our revenue from the sale of ROADM products. We are not the sole source supplier for our customer, and we must compete with one or more other suppliers for the business of our ROADM customer. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.
     Even if revenues from our ROADM product are not diminished by price declines, lack of broad market acceptance, reductions in demand or the introduction of competing ROADM products or an acquisition of the vendor that provides the primary and critical component to our ROADM product by another company, our overall gross margins will continue to be negatively affected by sales of our ROADM product. Gross profit margins for this product are significantly below the average margins of our other products. We expect our unit shipments for ROADM products to decrease in the third fiscal quarter of 2008 compared to the second fiscal quarter of 2008 which could result in lower overall revenues. In addition, the revenue attrition that we expect to occur from OCP’s product portfolio combined with a loss in revenue during the transfer of OCP’s Asian manufacturing capacity to Zhuhai, China, will put further pressure on our revenues during the third fiscal quarter of 2008.

If we are unable to successfully integrate acquired businesses or technologies, our operating results may be harmed. The recent acquisition of OCP is our largest ever acquisition and may substantially challenge Oplink’s management infrastructure.
     The communications industry is evolving rapidly and is highly competitive. Accordingly, we have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:
•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	amortization of other intangibles;

•	research and development write-offs;

•	other acquisition-related expenses; and

•	Cannibalization of product lines leading to revenue attrition.
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
     The integration of OCP into Oplink may result in the rationalization of product lines which may result in the further write-down of inventory as a result of the discontinuation of products and the write-off of long-lived assets should major lines of businesses be exited. The discontinuation of certain products may alienate some our customers who had embraced our one-stop strategy. The integration of OCP into Oplink is an evolving process that is subject to change. The integration of OCP’s supply chain, specifically the transfer of production and purchasing from OCP Woodland Hills and OCP Asia to Oplink’s facility in Zhuhai, China, may result in delays in production, as replacement raw materials, component sources and production techniques are qualified by our customers. This delay in production could have a material adverse impact on our revenues.
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
     Furthermore, we may not be able to successfully integrate acquired businesses or joint ventures with our operations. Specifically, the unsuccessful integration of OCP may impact the value of our technology and subsequently the carrying value of our purchased intangible assets and goodwill. As a result, we may incur an impairment charge of up to the full book value of Oplink’s goodwill and intangible assets. For example, in three month period ended December 31, 2007, the Company’s review of intangible assets led to the recording of an impairment charge of $517,000, which resulted in a zero carrying value for the intangible assets acquired as part of its acquisition of F3, Inc. in fiscal 2006. In addition, any of the factors listed above could harm our operating results in future periods.
Our wavelength expansion products have accounted for a significant proportion of our revenues, and our revenues could be harmed if the price of, or demand for these products further declines or if these products fail to achieve broader market acceptance.
     We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our wavelength expansion products. Customers that have purchased wavelength expansion products may not continue to purchase these products from us. Although we currently offer a broad spectrum of products, sales of our wavelength expansion products accounted for a significant proportion of our revenues in the six month period ended December 31, 2007 and the years ended June 30, 2007 and 2006. These products include, among others, wavelength division multiplexers. These products accounted for 30%, 31% and 51% of our revenues, excluding revenues from OCP’s product portfolio, in the six month period ended December 31, 2007 and the years ended June 30, 2007 and 2006, respectively. Any decline in the price of, or demand for, our wavelength expansion products, or their failure to achieve broader market acceptance, could harm our revenues.

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
     Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. During the last quarter, the end-user customer announced that it had qualified another company as an alternative optical network system supplier. We expect that this development, along with increased competition from other suppliers of ROADM products, will reduce our revenue from the sale of ROADM products. We are not the sole source supplier for our customer, and we must compete with one or more other suppliers for the business of our ROADM customer. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.
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
     We entered into an agreement with SAE to manufacture certain product lines in China, with manufacturing beginning in July 2007. This agreement will allow us to move into high-volume production in China to augment our production capabilities in short-run, specialized applications. If our customers do not qualify the manufacturing lines of SAE for volume shipments, our operating results and customer relationships may suffer.

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
     The recent turmoil in the credit markets coupled with the widely-held view that the US may be heading into a recession has had a negative impact on the general business environment that has been felt globally. Such macroeconomic stresses could not only adversely impact our revenue in the third quarter of fiscal 2008 but could disproportionately impact our stock price adversely as stock investors seek a “flight to safety” during this turbulent period.
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
     Difficulties in obtaining raw materials in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the raw materials and equipment we use to manufacture our products and some of these third parties are close to full capacity. Adding extra capacity could be time consuming and expensive for Oplink. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials at acceptable prices. We obtain most of our critical raw materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material at any time without penalty. Due to the effects of the severe downturn in the optical and communications industries, manufacturers and vendors that we rely upon for raw materials may scale back their operations or cease to do business entirely as a result of financial hardship or other reasons. In addition, our suppliers could terminate the supply of a particular material due to technological changes, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. However, we cannot be certain that we could obtain qualifications for such replacements from our customers. Furthermore, some of our suppliers are competitors who may chose not to supply raw materials to us in the future, or who may sell their capability to parties that may be adverse to our goals. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months. To the extent a greater degree of the raw material content of our product is from third parties, which may be necessary to provide our customers with the latest technology, our financial results may be negatively impacted. Our ROADM product accounted for 28% and 25% of our revenues for the three and six month periods ended December 31, 2007, respectively. The primary and majority of the components in the ROADM product are obtained from third party vendors. A delay, reduction or termination of the supply of any of these components from any of the third party vendors could materially impact our revenues and operating results.

     Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. During the last quarter, the end-user customer announced that it had qualified another company as an alternative optical network system supplier. We expect that this development, along with increased competition from other suppliers of ROADM products, will reduce our revenue from the sale of ROADM products. We are not the sole source supplier for our customer, and we must compete with one or more other suppliers for the business of our ROADM customer. Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. There is also a risk that the vendor that provides the primary and critical component to our ROADM product may be acquired by another company in our industry, and that as a result, we would lose all of our current ROADM business.
     We purchase the majority of its lasers from Furukawa under a Master Purchase Agreement. We do not have long-term supply contracts with any other key suppliers and the agreement with Furukawa is only for one year. Our dependence on a small number of suppliers and its lack of longer term supply contracts exposes it to several risks, including its potential inability to obtain an adequate supply of quality components, the discontinuance of key components from our suppliers, price increases and late deliveries.
     In the last three years, we have negotiated price reductions for the lasers it purchases from Furukawa. However, the laser price reductions that we have been able to obtain from Furukawa have been less than the price reductions for the associated products that it has given its customers resulting in lower and lower gross margins. The erosion in gross margins may continue with respect to products that incorporate parts purchased from Furukawa. While we will continue to negotiate with Furukawa with respect to the pricing of the lasers it purchases from them, we cannot assure you that these efforts will be successful in addressing this negative impact on its gross margins. On June 5, 2007, Furukawa sold all of its majority interest in OCP’s outstanding capital stock to Oplink. We are unable to predict the impact the consummation of Oplink’s purchase of Furukawa’s interest in OCP will have on the supply relationship with Furukawa. The renewal of the purchase agreement extends for one year ending on September 30, 2008. At the expiration of this one year renewal, we cannot predict whether or not and on what terms we could find adequate alternative sources for these services and components. Even if Furukawa were to extend the purchase agreement, enforcing our contractual rights may not only be costly by may also materially adverse our revenue as a disruption in the supply of a key raw material will be costly and time consuming for us to find an alternative source.
We compete in a highly competitive industry, and if we are unable to compete successfully or develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.
     The market for fiber optic components and subsystems is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and subsystems, including vendors selling to third parties and business divisions within communications equipment suppliers. Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, or to deliver competitive products at lower prices. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. The ability for optical companies to go public and raise capital has also improved. These new public companies could potentially create additional competition in the markets we participate in. Several companies are capable of producing ROADM products, which accounted for 28% and 25% of our revenues for the three and six month periods ended December 31, 2007. Should these companies successfully compete with us at our customer or sell ROADM products directly to our customer’s customer then our revenue and operating results could be materially impacted. There is increasing interest and competition in the ROADM product market. As a result, we expect our unit shipments for ROADM products to decrease in future periods. Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of the optical component and subsystem suppliers will become increasingly important to our current and potential customers in the future. Our current and potential suppliers may also consolidate with our competitors and thereby reduce or cease providing materials and equipment to us. Also, we expect to pursue optical contract manufacturing opportunities in the future. We may not be able to compete successfully with existing or new competitors, and the competitive pressures we face may result in lower prices for our products, loss of market share, the unavailability of materials and equipment used in our products, or reduced gross margins, any of which could harm our business.
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
     The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a timely basis. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. Because the costs for research and development of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time, if ever, that we generate revenue from products or technology resulting from such research and development. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products may no longer be competitive, our revenue will decline and we may have inventory that may become obsolete or in excess of future customer demand. Furthermore, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or industry changes in standards would likely prevent our products from gaining market acceptance and harm our competitive position. Rapid technological change in the industry may have an adverse impact on the value of our acquired intangible assets and goodwill from the OCP, F3, Inc. and Fibercom Optics Communication, Inc. acquisitions. This may impact the carrying value of our purchased intangible assets and goodwill. Consequently, management determined that the fair value of the intangible assets attributed to F3 is zero resulting in an impairment charge of $517,000 being recorded in the statement of operations for the three month period ended December 31, 2007.
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
Our failure to comply with governmental regulations could subject us to liability. New laws could be enacted that increase the risks and costs to Oplink. A new labor contract law has been enacted in China.
     Failure to comply with a variety of federal, state and local laws and regulations in the United States, China and Taiwan could subject us to criminal, civil and administrative penalties. On January 1, 2008, a new labor contract law (“LCL”) went into effect in China. We do not yet know what government rules will be implemented to enforce the law or the precise impact the LCL and related rules will have on our Chinese operations. However, we believe that the new law will reduce our flexibility in hiring employees and in terminating the employment of employees, could increase the risk of hiring employees, and could increase the cost of any future restructuring that involves our Chinese facilities, which could result in a material adverse impact on our profitability and liquidity.
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
     We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China from time to time and for varying durations of time to assist with our Chinese operations. With the recent acquisition of OCP, it is very likely that we will also be sending our employees to Taiwan. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese and Taiwanese tax authorities, and the affected U.S. employees may be required to register with various Chinese and Taiwanese governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.
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
     The acquisition of OCP requires us to maintain effective internal controls over financial reporting of OCP’s financial position and statement of operations in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2008. We have identified areas of internal control over financial reporting requiring improvement in OCP’s financial reporting processes, and plan to design enhanced processes and controls to address these and any other issues that might be identified through a review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner over the financial reporting of OCP’s financial position and statement of operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 at OCP in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, including the SEC. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements as well as in our ability to integrate and manage OCP. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could have a material effect on our business, results of operations and financial condition.
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
     Changes in existing accounting rules or practices, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. Recent changes to the Financial Accounting Standards Board (“FASB”) guidelines relating to accounting for stock compensation increased our compensation expense starting in the first quarter of fiscal 2006. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”) has made our net income/loss less predictable in any given reporting period and could harm our business. To mitigate future impact, we may revise our equity compensation program, which may negatively impact our ability to attract and retain highly skilled employees.
Because of the rapid changes taking place in the fiber optics industry, we expect to experience significant volatility in our stock price, which could cause you to lose all or part of your investment.
     Because of the rapid changes taking place in the fiber optics industry, we expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high sales price of $285.67 to a low sales price of $3.71 during the period from October 3, 2000, the date of our initial public offering, to December 31, 2007. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On November 8, 2007, we held our 2007 annual meeting of stockholders. At the meeting, Joseph Y. Lui was elected as a Class I Director of Oplink, to serve until our annual meeting of stockholders held in 2010 and until his successor is elected and qualified, or until his earlier death, resignation or removal. The votes were as follows:

Nominee	For	Against	Abstain

Joseph Y. Liu	18,221,395	284,061	0
     At our 2007 annual meeting of stockholders, stockholders ratified the selection of Burr, Pilger & Mayer LLP by the audit committee of our board of directors as our independent registered public accounting firm for our current fiscal year. The votes were as follows:

For	Against	Abstain	Broker non-votes

18,427,283	53,613	24,560	0
ITEM 5 — OTHER INFORMATION
     None.

ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.37	Amended Agreement of Purchase and Sale and Escrow Instructions between Optical Communication Products, Inc. and DS Ventures, LLC

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: February 8, 2008	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5(4)	Certificate of Amendment to Bylaws of the Registrant.

10.37	Standard Industrial/Commercial Single-Tenant Lease — Net between Optical Communication Products, Inc. and DS-Variel Avenue, LLC

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.