Form 10-Q
period 2008-03-30
OPLINK COMMUNICATIONS INC
filed 2008-05-09
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of shares of the Registrant’s common stock outstanding as of April 30, 2008 was 20,725,217.

(unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2008	2007
ASSETS		(1)
Current assets:
Cash and cash equivalents	$86,434	$111,600
Short-term investments	46,876	73,300
Accounts receivable, net	33,300	34,795
Inventories, net	25,630	35,427
Net assets held for sale	—	22,200
Prepaid expenses and other current assets	4,377	6,412

Total current assets	196,617	283,734

Long-term investments	5,000	42,978
Property, plant and equipment, net	34,087	28,907
Goodwill and intangible assets, net	24,606	7,421
Other assets	1,975	5,349

Total assets	$262,285	$368,389

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,849	$14,604
Accrued liabilities	14,177	13,820
Accrued transitional costs for contract manufacturing	503	1,234
Accrued restructuring	1,445	—

Total current liabilities	26,974	29,658

Non-current liabilities	223	207

Total liabilities	27,197	29,865

Contingencies (Note 17)

Minority interest	—	68,749

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,641,259 and 23,167,521 shares issued and outstanding as of March 31, 2008 and June 30, 2007, respectively	21	23
Additional paid-in capital	447,350	478,615
Accumulated other comprehensive income	6,425	3,112
Accumulated deficit	(218,708)	(211,975)

Total stockholders’ equity	235,088	269,775

Total liabilities, minority interest and stockholders’ equity	$262,285	$368,389

(1)	The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	$40,836	$27,620	$138,930	$70,287

Cost of revenues:
Cost of revenues	37,464	20,515	112,499	50,503
Stock compensation expense	103	69	346	209

Total cost of revenues	37,567	20,584	112,845	50,712

Gross profit	3,269	7,036	26,085	19,575

Operating expenses:
Research and development:
Research and development	3,325	1,364	11,367	4,364
Stock compensation expense	245	123	767	396

Total research and development	3,570	1,487	12,134	4,760

Sales and marketing:
Sales and marketing	2,461	1,461	8,104	4,123
Stock compensation expense	247	162	735	490

Total sales and marketing	2,708	1,623	8,839	4,613

General and administrative:
General and administrative	3,141	1,464	11,159	4,735
Stock compensation expense	693	641	4,714	2,080

Total general and administrative	3,834	2,105	15,873	6,815

Transitional costs for contract manufacturing	547	—	1,834	—
Merger fees	(371)	—	5,618	—
Impairment charges and other costs	69	—	695	—
Amortization of intangible and other assets	433	35	1,100	105

Total operating expenses	10,790	5,250	46,093	16,293

(Loss) income from operations	(7,521)	1,786	(20,008)	3,282
Interest and other income, net	1,513	2,504	6,665	6,988
Gain (loss) on sale of assets	2,433	(8)	2,393	(8)

(Loss) income before minority interest and provision for income taxes	(3,575)	4,282	(10,950)	10,262
Minority interest in loss of consolidated subsidiaries	—	7	5,891	28
Provision for income taxes	365	10	908	125

Net (loss) income	$(3,940)	$4,279	$(5,967)	$10,165

Net (loss) income per share:
Basic	$(0.19)	$0.19	$(0.27)	$0.46

Diluted	$(0.19)	$0.19	$(0.27)	$0.44

Shares used in per share calculation:
Basic	20,633	22,202	21,811	21,920

Diluted	20,633	23,011	21,811	22,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,967)	$10,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,466	3,582
Amortization of intangible and other assets	2,381	277
Provision for excess and obsolete inventory	6,383	—
Impairment charges and other costs	695	—
Stock compensation expense	6,562	3,175
Amortization of (discount) premium on investments	(513)	163
(Gain) loss on sale or disposal of assets	(2,393)	8
Minority interest in loss of consolidated subsidiaries	(5,891)	—
Other	2	(78)
Change in assets and liabilities:
Accounts receivable	2,405	(7,860)
Inventories	(331)	(3,583)
Prepaid expenses and other current assets	2,470	(2,535)
Other assets	41	669
Accounts payable	(4,081)	3,661
Accrued liabilities	(3,656)	378

Net cash provided by operating activities	3,573	8,022

Cash flows from investing activities:
Purchases of available-for-sale investments	(123,618)	(39,802)
Sales and maturities of available-for-sale investments	107,392	30,068
Purchases of held-to-maturity investments	(5,000)	(46,990)
Maturities of held-to-maturity investments	86,400	65,540
Proceeds from sales of property and equipment	27,338	9
Purchases of property and equipment	(6,934)	(1,635)
Sales of equity investments	5,000	—
Purchases of equity investments	(400)	—
Acquisition of businesses, net of cash acquired	(81,445)	(500)

Net cash provided by investing activities	8,733	6,690

Cash flows from financing activities:
Proceeds from issuance of common stock	2,514	7,516
Repurchase of common stock	(40,000)	—

Net cash (used in) provided by financing activities	(37,486)	7,516

Effect of exchange rate changes on cash and cash equivalents	14	30
Net (decrease) increase in cash and cash equivalents	(25,166)	22,258
Cash and cash equivalents, beginning of period	111,600	7,856

Cash and cash equivalents, end of period	$86,434	$30,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, and Wuhan, China, in Taiwan and in Woodland Hills, California.
     Oplink began selling its products in 1996. The Company provides design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems. OMS expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. OMS enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. OMS also enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.
     The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and more recently, line transmission applications. Oplink’s addressable markets include long-haul networks, metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.
     Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications. Oplink also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2008, the results of its operations for the three and nine month periods ended March 31, 2008 and 2007 and its cash flows for the nine month periods ended March 31, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K.

     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. March 31, 2008 represents the last day of the calendar quarter closest to the period ended March 30, 2008. Fiscal 2008 and fiscal 2007 are 52-week fiscal years.
     The condensed consolidated financial statements include the accounts of the Company and all its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of its Optical Communication Products Asia (“OCPA”) and Optical Communication Products (“OCP”) UK subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiaries and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.
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
3. Net (Loss) Income Per Share. Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options. Due to the net loss position for the three and nine month periods ended March 31, 2008, the effect of these common equivalent shares are anti-dilutive, therefore the basic and diluted net loss per share amounts are the same. The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(3,940)	$4,279	$(5,967)	$10,165

Denominator:
Weighted average shares outstanding — basic	20,633	22,202	21,811	21,920
Effect of dilutive potential common shares	—	809	—	966

Weighted average shares outstanding — diluted	20,633	23,011	21,811	22,886

Net (loss) income per share — basic	$(0.19)	$0.19	$(0.27)	$0.46

Net (loss) income per share — diluted	$(0.19)	$0.19	$(0.27)	$0.44

Stock options not included in net (loss) income per share calculation	3,875	1,719	3,875	1,712

4. Comprehensive (Loss) Income. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments which include foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future, and unrealized gains and losses on investments.
     The reconciliation of net (loss) income to comprehensive (loss) income for the three and nine months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net (loss) income	$(3,940)	$4,279	$(5,967)	$10,165
Change in unrealized gain on investments	275	25	99	55
Change in cumulative translation adjustments	1,643	528	3,214	1,310

Total comprehensive (loss) income	$(2,022)	$4,832	$(2,654)	$11,530

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
     Short-term and long-term investments at March 31, 2008 and June 30, 2007 consist of the following (in thousands):

	March 31, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$46,876	$46,788	$143	$(9)	$46,922

Total short-term investments	46,876	46,788	143	(9)	46,922

Long-term investments:
United States government agencies	5,000	5,000	3	—	5,003

Total long-term investments	5,000	5,000	3	—	5,003

Total investments	$51,876	$51,788	$146	$(9)	$51,925

	June 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$75	$75	$—	$—	$75
Obligations of states and political subdivisions	79	79	—	—	79
Corporate securities	16,152	16,165	—	(24)	16,141
United States government agencies	56,994	56,996	—	(94)	56,902

Total short-term investments	73,300	73,315	—	(118)	73,197

Long-term investments:
Corporate securities	7,438	7,438	—	(30)	7,408
United States government agencies	35,540	35,536	6	(32)	35,510

Total long-term investments	42,978	42,974	6	(62)	42,918

Total investments	$116,278	$116,289	$6	$(180)	$116,115

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2008 and June 30, 2007 are presented in the following tables (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$40,443	$97	$(9)	$40,531

Total available-for-sale investments	40,443	97	(9)	40,531

Held-to-maturity investments:
Corporate securities	6,345	46	—	6,391
United States government agencies	5,000	3	—	5,003

Total held-to-maturity investments	11,345	49	—	11,394

Total investments	$51,788	$146	$(9)	$51,925

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$75	$—	$—	$75
Obligations of states and political subdivisions	79	—	—	79
Corporate securities	10,932	—	(13)	10,919
United States government agencies	12,536	6	(4)	12,538

Total available-for-sale investments	23,622	6	(17)	23,611

Held-to-maturity investments:
Corporate securities	12,671	—	(41)	12,630
United States government agencies	79,996	—	(122)	79,874

Total held-to-maturity investments	92,667	—	(163)	92,504

Total investments	$116,289	$6	$(180)	$116,115

     Gross realized gains (losses) on sales of available-for-sale and held-to-maturity securities in the three and nine month periods ended March 31, 2007 and in the three month period ended March 31, 2008 were not material. For the nine month period ended March 31, 2008, gross realized gains were approximately $150,000. The unrealized losses are primarily due to changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2008 (in thousands):

March 31, 2008
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$13,988	$(9)	$—	$—	$13,988	$(9)

Total available-for-sale investments	13,988	(9)	—	—	13,988	(9)

Held-to-maturity investments:
Corporate securities	—	—	—	—	—	—
United States government agencies	—	—	—	—	—	—

Total held-to-maturity investments	—	—	—	—	—	—

Total investments in loss position	$13,988	$(9)	$—	$—	$13,988	$(9)

     The amortized cost and estimated fair value of debt securities at March 31, 2008 and June 30, 2007 by contractual maturities are shown below (in thousands):

	March 31, 2008		June 30, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$40,443	$40,531	$13,087	$13,072
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	1,133	1,133
Due after ten years	—	—	9,402	9,406

Total available-for-sale investments	40,443	40,531	23,622	23,611

Held-to-maturity investments:
Due in one year or less	6,345	6,391	60,229	60,126
Due in one year to five years	5,000	5,003	32,438	32,378

Total held-to-maturity investments	11,345	11,394	92,667	92,504

Total investments	$51,788	$51,925	$116,289	$116,115

6. Acquisition of OCP
     On June 5, 2007, Oplink consummated its acquisition from Furukawa of its majority interest in OCP. Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares in common stock, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock.
     The acquisition of the 58% of OCP’s outstanding shares of common stock was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) as disclosed in our Form 10-K for the year ended June 30, 2007. The preliminary purchase accounting had been updated, which resulted in an increase to the purchase price to $102.9 million to include assumed liabilities of $3.2 million. The assumed liabilities are for costs incurred to close down OCP facilities that are no longer needed, costs incurred to reduce the number of employees, costs incurred as a result of change-in-control provisions for OCP executives and costs incurred to cancel pre-existing contracts. The liabilities incurred are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The allocation of the revised purchase price of $102.9 million was updated to reflect updated valuations for inventory, intangible assets and fixed assets and assumed liabilities as follows (in thousands):

Net working capital	$87,235
Net fixed assets	3,696
Other net assets	2,951
Identifiable intangible assets	9,012

Total purchase price	$102,894

     On October 31, 2007, Oplink completed the acquisition of the remaining 42% of the outstanding shares of common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger agreement, Oplink paid $1.65 per share in cash, or approximately $79.4 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink. In connection with the merger, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.
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
     Based upon the valuation performed by an independent third party, the preliminary purchase price for the remaining 42% stake in OCP not previously owned by Oplink, was allocated to the various asset classes. In the third quarter of fiscal 2008, the allocation of the preliminary purchase price for the remaining 42% stake in OCP was updated to reflect an additional $1.0 million in liabilities assumed by Oplink. The revised allocation of purchase price for the remaining 42% stake in OCP is shown below (in thousands):

Net working capital	$47,346
Net fixed assets	5,946
Other net assets	11,299
Identifiable intangible assets	6,692
Goodwill	10,412

Total purchase price	$81,695

     Identifiable intangible assets are comprised of technology, trademarks and customer relationships. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 4 years and 6 years. Goodwill is tested for impairment at least annually or sooner whenever events or circumstances indicate that it may be impaired. Management believes that no impairment indicators currently exist. Management will continue to monitor goodwill for potential impairment indicators pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
     The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Net Revenues	$40,836	$44,011	$138,930	$122,836
Net loss	$(3,940)	$(13,404)	$(11,313)	$(14,625)
Net loss per share
Basic	$(0.19)	$(0.58)	$(0.52)	$(0.64)

Diluted	$(0.19)	$(0.58)	$(0.52)	$(0.64)

Shares used in per share calculations
Basic	20,633	23,059	21,811	22,777

Diluted	20,633	23,059	21,811	22,777

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
7. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$—	$1,232
Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge in December 2007	305	227	532
December payments	(841)	(227)	(1,068)

Balance at December 31, 2007	642	—	642
Additional charge in March 2008	—	547	547
March payments	(139)	(547)	(686)

Balance at March 31, 2008	$503	$—	$503

     On November 1, 2006, OCP, a wholly-owned subsidiary of Oplink as of October 31, 2007, reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to manufacture certain of its product lines in China beginning July 2007.
     The Company recorded an expense for accrued transitional costs for contract manufacturing of $547,000 and $1.8 million for the three and nine month periods ended March 31, 2008, respectively, as a result of the decision to outsource to China the manufacturing of certain product lines from its Woodland Hills, California and OCPA facilities to SAE.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets and product qualifications associated with the manufacturing of certain products, and estimated severance and retention payments, are being recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of SFAS No. 5 and No. 43.” The Company anticipates that the transition, including restructuring payments, will be completed by June 30, 2008.
8. Accrued Restructuring. On June 5, 2007, Oplink acquired 66,000,000 shares of OCP common stock, constituting approximately 58% of OCP’s outstanding shares in common stock. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares in common stock of OCP that it did not already own. On November 29, 2007, the board of directors of Oplink approved several strategic restructuring initiatives in order to enhance profitability and reduce costs. The restructuring initiatives are primarily related to the operations of OCP and the post-acquisition integration of OCP into Oplink’s operations.
     The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCPA. The restructuring is expected to be substantially complete by June 30, 2008.
     During the quarter ended March 31, 2008, Oplink completed the restructuring of the business operations at OCPA. The manufacturing activity at OCPA was transferred to Oplink’s principal manufacturing facility in Zhuhai, China.
     As part of the acquisition of OCP, the Company had recorded restructuring liabilities as of March 31, 2008 with a fair value of $1.4 million in accordance with SFAS No. 141 and EITF 95-3. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. A summary of the acquisition related accrued liability is as follows (in thousands):

March 31,
2008
Accrued Restructuring
Severance benefits	$1,155
Other acquisition related costs	290

Total restructuring accruals	1,445
Less: current portion	1,445

Non-current portion	$—

     The following table summarizes changes in accrued restructuring for the three and nine month periods ended March 31, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2008	2008

Accrued restructuring beginning balance	$2,500	$—
Additions	—	3,183
Cash payments	(1,055)	(1,738)

Accrued restructuring ending balance	$1,445	$1,445

9. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard and weighted average cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	March 31,	June 30,
	2008	2007

Inventories:
Raw materials	$12,628	$21,156
Work-in-process	8,469	10,159
Finished goods	4,533	4,112

Total	$25,630	$35,427

10. Net Assets Held for Sale and Other Assets. On January 18, 2008, OCP, a wholly-owned subsidiary of Oplink, completed its sale to DS Ventures, LLC (the “Buyer”) of OCP’s property located at 6101 Variel Avenue, Los Angeles, California, including the 148,671-square-foot industrial/office building located on the site, the underlying land and improvements.
     The total sale price for the property was $28.0 million. Net cash proceeds to OCP after transaction costs were $26.1 million and an unsecured promissory note in the amount of $1.25 million payable in July 2010 was issued to OCP by the Buyer. The note has been recorded as part of other assets on the condensed consolidated balance sheet. A personal guarantee of $725,000 was issued by the Buyer in conjunction with the promissory note.
     The transaction resulted in a gain on sale of $1.65 million being recognized in the condensed consolidated statements of operations for the three month and nine month periods ended March 31, 2008 with $525,000 of the gain being deferred to a future date. The deferred amount reflects the amount of the unsecured promissory note that is not backed by a personal guarantee from the Buyer and has been recorded under accrued liabilities.
11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007 and Fibercom in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2008	(in Years)	Amount	Amortization	Net

Technology	4	$8,673	$1,193	$7,480
Trade name	6	1,595	142	1,453
Customer relationships	3-4	5,481	802	4,679
Backlog	1	97	90	7

Total		$15,846	$2,227	$13,619

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2007	(in Years)	Amount	Amortization	Net

Patents	5	$400	$373	$27
Technology	3-6.5	5,216	1,040	4,176
Trade name	3-6	570	97	473
Customer relationships	3-4	2,380	252	2,128
Backlog	1	52	9	43

Total		$8,618	$1,771	$6,847

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Reported as:	2008	2007	2008	2007

Cost of revenues	$543	$57	$1,281	$172
Operating expenses	433	35	1,100	105

Total	$976	$92	$2,381	$277

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2008	$960
2009	3,812
2010	3,782
2011	3,677
2012	1,066
After 2012	322

$13,619

     The Company reviews certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to future discounted cash flows the assets are expected to generate. If certain identifiable intangibles

\

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
     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
     The Company had goodwill of $11.0 million and $574,000 on its condensed consolidated balance sheets at March 31, 2008 and June 30, 2007, respectively. Based on the revised purchase price allocation associated with the acquisition of the remaining 42% of outstanding shares of common stock of OCP, goodwill was increased by $1.0 million in the third quarter of fiscal 2008. At March 31, 2008, management determined that an impairment indicator of goodwill was not currently present, however, management will continue to monitor for the potential existence of impairment indicators.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2008	2007
Accrued liabilities:
Payroll and related expenses	$3,027	$5,876
Income tax payable	1,842	311
Accrued professional fees	1,186	1,195
Accrued sales return	582	562
Accrued sales commission	484	778
Accrued warranty	410	445
Advance deposits from customers	145	433
Acquisition costs	128	620
Accrued merger fees	—	329
Other	6,373	3,271

	$14,177	$13,820

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at the beginning of the period	$412	$400	$445	$405

Accruals for warranties issued during the period	17	68	117	157

Accruals related to pre-existing warranties including expirations and changes in estimates	23	(18)	(44)	25

Cost of warranty repair	(42)	(20)	(108)	(157)

Balance at the end of the period	$410	$430	$410	$430

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
     The effect of recording stock compensation for the three and nine month periods ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Stock compensation expense by type of award:
Employee stock options	$1,116	$952	$5,862	$2,976
Restricted stock awards	—	—	266	—
Employee stock purchase plan	172	43	434	199

Total stock compensation expense	1,288	995	6,562	3,175
Tax effect on stock compensation expense	—	—	—	—

Net effect on net (loss) income	$1,288	$995	$6,562	$3,175

Effect on net (loss) income per share:
Basic	$(0.06)	$(0.04)	$(0.30)	$(0.14)

Diluted	$(0.06)	$(0.04)	$(0.30)	$(0.14)

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
     During the three month periods ended March 31, 2008 and 2007, the Company granted 367,812 and 84,900 stock options, respectively, with an estimated total grant-date fair value of $1.9 million and $649,000, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended March 31, 2008 and 2007 not expected to vest was $268,000 and $90,000, respectively.

     During the nine month periods ended March 31, 2008 and 2007, the Company granted 1,524,311 and 446,812 stock options, respectively, with an estimated total grant-date fair value of $6.2 million and $3.4 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the nine months ended March 31, 2008 and 2007 not expected to vest was $706,000 and $435,000, respectively.
     As of March 31, 2008, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $10.4 million which will be recognized over an estimated weighted average amortization period of 2.8 years. Approximately $8,000 of stock compensation was capitalized as inventory at March 31, 2008 and June 30, 2007.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.54%	4.77%	3.57%	4.77%
Expected term	4.6 years	4.6 years	4.5 years	4.7 years
Expected dividends	0%	0%	0%	0%
Volatility	48%	47%	45%	48%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008		2007	2008	2007
Risk-free interest rate	N/A	(1)	NA	3.86%	4.95%
Expected term	N/A		NA	1.1 years	1.3 years
Expected dividends	N/A		NA	0.00%	0.00%
Volatility	N/A		NA	46%	48%

(1)	No purchase rights were granted under the Company’s employee stock purchase plan during three months ended March 31, 2008 and 2007.
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

     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of March 31, 2008, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

				Weighted
			Number of	Average
	Shares Available		Options	Exercise
	for Grant		Outstanding	Price

Balance, June 30, 2007	4,211,451		3,449,236	$16.31

Additional options and awards authorized	598,413		—	—
Options and awards granted	(949,366)	*	929,632	12.80
Converted from OCP options	(594,679)	**	594,679	28.35
Options exercised	—		(170,125)	11.86
Options canceled	928,765		(928,765)	23.60
Options expired	(288,007)	***	—	—

Balance, March 31, 2008	3,906,577		3,874,657	$15.83

*	The number of options and awards granted in the nine months ended March 31, 2008 include 19,734 stock awards.

**	In connection with the acquisition of OCP, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.

***	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled are not available for future grant.

     The options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2008				at March 31, 2008
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)

$0.0001 - $2.00	18,564	0.7	$1.01	$142	18,564	0.7	$1.01	$142
$3.0001 - $5.00	488,034	4.4	4.60	1,977	488,034	4.4	4.60	1,977
$5.0001 - $10.00	410,456	4.5	6.01	1,096	410,456	4.5	6.01	1,096
$10.0001 - $11.00	171,209	7.1	10.13	—	110,800	7.1	10.12	—
$11.0000 - $13.00	464,370	9.1	12.20	—	78,249	6.8	12.48	—
$13.0001 - $15.00	707,463	8.5	13.52	—	165,157	6.2	13.81	—
$15.0001 - $17.00	97,873	8.6	16.93	—	34,812	8.4	16.86	—
$17.0001 - $19.00	433,987	6.8	18.00	—	245,063	5.6	18.01	—
$19.0001 - $20.00	103,953	7.8	19.62	—	48,291	7.1	19.52	—
$20.0001 - $21.00	762,732	8.2	20.24	—	331,611	8.2	20.24	—
$21.0001 - $37.00	112,310	4.4	29.10	—	108,286	4.3	29.14	—
$40.0001 - $158.00	103,706	2.6	90.98	—	103,706	2.6	90.98	—

	3,874,657	7.0	$15.83	$3,215	2,143,029	5.5	$16.03	$3,215

Vested and expected to vest	3,586,535	6.5	$15.84	$3,214

     As of March 31, 2008 and June 30, 2007, options to purchase 2,143,029 and 2,000,366 shares at weighted average exercise prices of $16.03 and $15.82 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.65 as of March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 was 861,716. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $44,200 and $702,000, respectively, and for the nine months ended March 31, 2008 and 2007 was $479,200 and $6.0 million, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended March 31, 2008 and 2007 was approximately $204,000 and $259,000, respectively, and for the nine months ended March 31, 2008 and 2007 was approximately $2.0 million and $7.1 million, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three month periods ended March 31, 2008 and 2007 was $172,000 and $43,000, respectively, and $434,000 and $199,000 for the nine month periods ended March 31, 2008 and 2007, respectively. No shares were purchased under the employee stock purchase plan during the three months ended March 31, 2008 and 2007.
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
     The Company repurchased $422,000 and $40.0 million of its common stock during the three and nine months ended March 31, 2008 pursuant to its share repurchase program. The Company did not make any repurchases during the same three and nine month periods in 2007.
16. Recent Accounting Pronouncements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current views of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Management does not believe that the adoption of SAB No.110 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.
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
     In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue, stock option and purchase accounting related accounting issues. The Company believes that it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact future accounting for its operations.
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
     Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The case against Oplink is not a focus case. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Judge Scheindlin denied the motions to dismiss on March 16, 2008; the deadline for the focus case defendants to answer the amended complaints has not yet been set. Due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.
     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint does not seek recovery of damages or other relief against the Company. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. On February 28, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. At the initial status hearing on April 28, 2008, the Judge set a briefing schedule for motions to dismiss to be filed by the underwriters. The Company has waived service and anticipates also filing a motion to dismiss. The Judge stayed discovery until the court rules on all motions to dismiss.
     On June 7, 2007, the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs.
     On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of Optical Communication Products, Inc. (“OCP”) purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement was subject to customary conditions, including court approval following notice to members of the settlement class. On May 5, 2008, after notice to the settlement class, the court held a hearing regarding the proposed settlement. At this hearing, the court approved the settlement and awarded attorney’s fees to plaintiff’s counsel to be paid by the Company. The settlement resolves all claims that were or could have been brought on behalf of the proposed settlement class in the action settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith.
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

18. Segment Reporting. The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States, China and Taiwan, which develop, manufacture, and/or market fiber optic networking components.
     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Revenues:
United States	$17,213	$15,627	$60,104	$32,617
Europe	5,030	5,297	18,589	16,192
Asia	14,777	4,943	47,034	17,247
Canada	3,816	1,753	13,203	4,231

Totals	$40,836	$27,620	$138,930	$70,287

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	March 31,	June 30,
	2008	2007

United States	$12,044	$7,223
Asia	22,043	21,385
Europe	—	299

Totals	$34,087	$28,907

19. Accounting for Uncertainty in Income Taxes. Effective July 1, 2007, Oplink adopted Financial Accounting Standards Board Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.
     As a result of the implementation of FIN 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a short-term liability in the condensed consolidated balance sheet at March 31, 2008.

     Upon adoption of FIN 48, Oplink’s policy to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for (benefit from) income taxes did not change. The amount of interest and penalties included in the unrecognized tax benefit is approximately $17,000 at July 1, 2007 and March 31, 2008.
     Oplink’s total amount of unrecognized tax benefits as of July 1, 2007 and March 31, 2008 was $4,239,000. Oplink’s total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate are $766,000 as of July 1, 2007 and March 31, 2008.
     The tax years 2004 to 2006 remain open in several jurisdictions.
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
Overview
     Oplink began selling its products in 1996. The Company provides design, integration and optical manufacturing solutions (“OMS”) for optical networking components and subsystems. OMS expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. OMS enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. OMS also enables optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.
     The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and more recently, line transmission applications. Oplink’s addressable markets include long-haul networks, metropolitan area networks, (“MANs”), local area networks, (“LANs”) and fiber-to-the-home (“FTTH”) networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.
     Oplink offers its customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications. Oplink also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions. The lowest level of integration involves separate transmitter and receiver modules, which provides customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.
     Our management team, on an internal basis, informally monitors worldwide economic trends and in particular activity within the telecommunication sector. There is evidence to suggest that the world economy is slowing down, which, when combined with the recent turmoil in the credit and real estate markets, may result in a reduction in capital expenditures by the major telecommunication equipment manufacturers and therefore a reduction in Oplink revenue. Furthermore, capital expenditures tend to be sporadic in nature rather than flowing in a continuous stream. This characteristic of capital expenditures reduces our visibility in forecasting future revenues.
     The integration of Optical Communication Product’s (“OCP”) supply chain, including the transfer of production and purchasing activities from OCP’s facilities in Woodland Hills and Taiwan to facilities in China, has resulted in delays in production, as replacement raw materials, component sources and production techniques are re-qualified by our customers. These delays in production have had a material adverse impact on our revenues for the three month period ended March 31, 2008 and may continue to have a material adverse impact.
     A significant portion of our revenues is derived from our ROADM products. We anticipate revenues from our ROADM products to decrease in the fourth quarter of fiscal 2008.
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

     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
•	revenue recognition and product returns;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	long-lived asset valuation;

•	business combinations;

•	deferred taxes;

•	stock compensation;

•	loss contingencies
This is not a comprehensive list of all of our accounting policies.
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2008 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2007 as filed with the SEC on September 14, 2007. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Results of Operations
     Revenues:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Revenues	$40,836	$27,620	$13,216	47.8%	$138,930	$70,287	$68,643	97.7%

     The increase in revenues for the three and nine month periods ended March 31, 2008 compared to the three and nine month periods ended March 31, 2007 was primarily due to the acquisition of OCP which accounted for $13.2 million and $45.5 million of the increase in revenues, respectively, and for the nine month period, there was also an increase in Oplink’s core revenue from all major product categories.
     Oplink’s core revenues, which exclude any impact from the OCP acquisition, were flat for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007. Increased revenue from amplifier and conditioning and monitoring products was offset by reduced revenue from multiplexers and declining overall average selling prices. Oplink’s core revenues, excluding the impact from the OCP acquisition, increased by $23.2 million or 33.0% for the nine month period ended March 31, 2008, compared to the nine month period ended March 31, 2007, mainly driven by increased shipments partially offset by declining average selling prices.
     ROADM optical switching and routing products accounted for approximately 35.6% and 36.5% of Oplink’s core revenue in the three and nine month periods ended March 31, 2008, respectively, compared to 39.1% and 28.9% in the three and nine month periods ended March 31, 2007, respectively. Approximately $13.0 million or 56.0% of the total increase in Oplink’s core revenues for the nine month period ended March 31, 2008 was driven by sales of ROADM optical switching and routing products to an existing customer for which the primary and majority of the components are obtained from third party vendors.
     For the fourth quarter of fiscal 2008, we anticipate that there will be further declines in average selling prices and unit shipments. We expect to report consolidated revenues of between $33.0 million and $37.0 million, primarily due to a further decrease in ROADM sales for the fourth quarter of fiscal 2008.
Gross Profit:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Gross profit	$3,269	$7,036	$(3,767)	-53.5%	$26,085	$19,575	$6,510	33.3%
Gross profit margin	8.0%	25.5%			18.8%	27.9%
     Gross profit for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 decreased by $3.8 million mainly due to higher material costs associated with OCP products and reserves related to OCP inventory, partially offset by lower material costs of Oplink’s core products. Gross profit increased for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, primarily driven by a higher number of unit shipments, partially offset by higher material costs associated with ROADM sales and OCP products. Gross profit from Oplink’s core business, excluding the impact of the OCP acquisition, increased by $1.1 million for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, mainly due to lower material costs and slightly lower manufacturing overhead costs. Gross profit from Oplink’s core business, excluding the impact of the OCP acquisition, increased by $9.2 million for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007, mainly due to higher revenues partially offset by higher material costs.

     The acquisition of OCP decreased gross profit by $4.9 million on a revenue base of $13.2 million with a negative gross profit margin of 37.1% for the three month period ended March 31, 2008 and by $2.7 million on a revenue base of $45.5 million with a negative gross profit margin of 5.9% for the nine month period ended March 31, 2008.
     Gross profit for the three and nine month periods ended March 31, 2008 was positively impacted by the sale of inventory that had been previously fully reserved for $227,000 and $790,000, respectively, compared to the sale of inventory that had been previously fully reserved for $298,000 and $957,000 for the three and nine month periods ended March 31, 2007, respectively.
     Gross profit margin from Oplink’s core business, excluding the impact from the acquisition of OCP, was 29.6% and 30.8% on a revenue base of $27.6 million and $93.5 million for the three and nine month periods ended March 31, 2008, respectively.
     Gross profit margin from the core Oplink business increased from 25.5% for the three month period ended March 31, 2007 to 29.6% for the three month period ended March 31 2008 primarily due to lower material costs and slightly lower manufacturing overhead costs.
     Gross profit margin from the core Oplink business increased from 27.9% for the nine month period ended March 31, 2007 to 30.8% for the nine month period ended March 31,2008, primarily due to slightly lower manufacturing overhead costs on a larger revenue base, partially offset by increased material costs as a percentage of revenues, which was due to higher sales of ROADM optical switching and routing products, for which the components are primarily obtained from third party vendors.
     We expect our gross profit margin in the fourth quarter of fiscal 2008 to increase slightly compared to the third quarter of fiscal 2008. The modest margin improvement is partly a result of a change in our product mix, specifically, reduced revenue from our lower margin products, primarily our ROADM products and OCP products. The modest margin improvement will also be driven by reduced manufacturing costs as we continue the transfer of our manufacturing capability from our higher cost facility at Woodland Hills, California, to lower cost manufacturing facilities in China. We expect this transfer to be complete by June 2008.
     Research and Development:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Research and development	$3,570	$1,487	$2,083	140.1%	$12,134	$4,760	$7,374	154.9%
     Research and development expenses for the three and nine month periods ended March 31, 2008 compared to the three and nine month periods ended March 31, 2007 increased by $2.1 million and $7.4 million, respectively. The acquisition of OCP contributed $1.7 million and $6.6 million of the increase for the three and nine month periods ended March 31, 2008, respectively. Excluding the impact from the OCP acquisition, research and development expenses increased $389,000 or 26.2% and $743,000 or 15.6% for the three and nine month periods ended March 31, 2008, respectively, compared to the three and nine month periods ended March 31, 2007.

     The increase in research and development expenses from Oplink’s core operations, which excludes the impact from the OCP acquisition, was due to higher salary expenses driven by increased research and development programs being undertaken in our Chinese research facilities and higher stock compensation expenses associated with new grants for the three and nine month periods ended March 31, 2008.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. Thus, we expect our research and development expense, excluding stock compensation expense, to be slightly higher in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008.
     Sales and Marketing:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Sales and marketing	$2,708	$1,623	$1,085	66.9%	$8,839	$4,613	$4,226	91.6%
     The increase in sales and marketing expenses for the three and nine month periods ended March 31, 2008 compared to the three and nine month periods ended March 31, 2007 were primarily due to expenses resulting from the acquisition of OCP. The acquisition of OCP contributed to an increase in sales and marketing expenses of $836,000 and $3.3 million for the three and nine month periods ended March 31, 2008, respectively. Excluding the impact from the OCP acquisition, sales and marketing expenses increased $249,000 or 15.3% and $939,000 or 20.4%, for the three and nine month periods ended March 31, 2008, respectively, compared to the three and nine month periods ended March 31, 2007, primarily due to increased salary expenses and stock compensation expenses associated with an increase in headcount, and increased traveling costs.
     We expect our sales and marketing expense, excluding stock compensation expense, to essentially trend with revenues in the fourth quarter of fiscal 2008. However, the continued integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of sales and marketing expenses may be materially different from future actual sales and marketing expenses in the fourth quarter of fiscal 2008.
     General and Administrative:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
General and administrative	$3,834	$2,105	$1,729	82.1%	$15,873	$6,815	$9,058	132.9%

     The acquisition of OCP accounted for $1.4 million and $8.3 million of the increase in general and administrative expenses for the three and nine month periods ended March 31, 2008, respectively, compared to the three and nine month periods ended March 31, 2007. Excluding the impact from the OCP acquisition, general and administrative expenses increased by $302,000 or 14.3% and $771,000 or 11.3% for the three and nine month periods ended March 31, 2008, respectively, compared to the three and nine month periods ended March 31, 2007. The increase in the three and nine month periods was primarily due to higher accounting fees as a result of the OCP acquisition and higher legal fees associated with patent infringement litigation. The increase in general and administrative expenses for the nine month period ended March 31, 2008 was partially offset by a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of existing stock options as a result of a change in the tax laws.
     We expect our general and administrative expense, excluding stock compensation expense, to be slightly lower in the fourth quarter of fiscal 2008 compared to the third quarter of fiscal 2008 due primarily to anticipated reductions in employee headcount due to the integration of OCP into Oplink. The merger integration effort should result in processes being rationalized and duplicative functions between OCP and Oplink being phased out. However, the continued integration of OCP into Oplink may create unexpected operational challenges that may mean our current expectations of general and administrative expenses may be materially different from future actual general and administrative expenses in the fourth quarter of fiscal 2008.
     Stock Compensation Expense:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Stock compensation expense	$1,288	$995	$293	29.4%	$6,562	$3,175	$3,387	106.7%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock and purchases under the employee stock purchase plan in accordance with the provisions of SFAS No. 123 (R) which we adopted on July 1, 2005 (see Note 14 — Stock Compensation). The fair value of stock options, restricted stock granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     The increase in stock compensation expense for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007 was due primarily to the OCP acquisition which increased stock compensation expense by $2.7 million. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions.
     The increase in stock compensation expense for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 was mainly due to new grants associated with increased headcount as a result of OCP acquisition and follow-on grants to existing employees. Stock compensation expense in fiscal 2008 includes the continued amortization of previously-granted stock options from fiscal 2007.

     We expect our stock compensation expense in the fourth quarter of fiscal 2008 to remain largely unchanged from the third quarter of fiscal 2008.
     Transitional Costs for Contract Manufacturing
A summary of accrued transitional costs for contract manufacturing in fiscal 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Liability assumed from OCP acquisition in June 2007	$1,232	$	$1,232

Additional charge in June 2007	216	—	216
June payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge in September 2007	248	507	755
September payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge in December 2007	305	227	532
December payments	(841)	(227)	(1,068)

Balance at December 31, 2007	642	—	642
Additional charge in March 2008	—	547	547
March payments	(139)	(547)	(686)

Balance at March 31, 2008	$503	$	$503

     On November 1, 2006, OCP reached an agreement with SAE, a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin the outsourcing of manufacturing of some of its product lines to SAE in China starting in July 2007. These products were previously manufactured at OCP’s facilities in Woodland Hills, California and in Asia. As a result of this agreement, we recorded an expense of $547,000 and $1.8 million for the three and nine month periods ended March 31, 2008, respectively.
     These transitional charges, which are primarily expenses incurred to relocate certain fixed assets, to qualify products associated with the manufacturing of product lines in China, estimated severance and retention payments. We anticipate that the transition, including work force reduction payments, to be complete by June 30, 2008.
     Impairment Charges and Other Costs
     The Company reviews property, equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to market prices or future discounted cash flows that the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows. As part of management’s review of intangible assets during the three month period ended December 31, 2007, it was determined that the intangible assets of F3, a majority-owned subsidiary of Oplink, were impaired. This resulted in an impairment charge of $517,000 being recorded in the statement of operations for the nine month period ended March 31, 2008.
     In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), restructuring expenses of $69,000 and $178,000 were incurred during the three month and nine month periods ended March 31, 2008, respectively, as a result of restructuring initiatives implemented at F3, a majority-owned subsidiary of Oplink, and at Oplink Shanghai, a wholly-owned subsidiary of Oplink.
     Merger Fees
     Merger fees for the three and nine month periods ended March 31, 2008 was a credit of $371,000 and an expense of $5.6 million, respectively. Merger fees reflect costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fees that were incurred in the second quarter of fiscal 2008. In the third quarter of fiscal 2008, the Company recorded a reduction in an accrual associated with the acquisition of OCP.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $976,000 and $92,000 for the three months ended March 31, 2008 and 2007, respectively, and approximately $2.4 million and $277,000 for the nine months ended March 31, 2008 and 2007, respectively. The increase in amortization expense was primarily attributable to the acquisition of OCP which increased the portfolio of intangible assets.
     Interest and Other Income, Net:
(In thousands, except percentages)

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2008	2007	Change	Change	2008	2007	Change	Change
Interest and other income, net	$1,513	$2,504	$(991)	-39.6%	$6,665	$6,988	$(323)	-4.6%
     The decrease in interest and other income for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 was primarily due to the decreased balances of cash and cash equivalents, short-term and long-term investments as a result of the cash consideration of approximately $80 million given by Oplink to acquire the remaining 42% of OCP on October 31, 2007, stock repurchases of $40 million, and lower average rates of return. The decrease in interest and other income for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007 was mainly due to the lower balance of cash and cash equivalents, short-term and long-term investment as a result of OCP acquisition and stock repurchases. The average rate of return for the three and nine month periods ended March 31, 2008 was 4.2% and 4.9%, respectively, compared to the average rate of return of 5.1% and 4.9% for the three and nine month periods ended March 31, 2007, respectively.

     Gain (Loss) on Sale of Assets
     The Company recorded a gain on sales of assets of $2.4 million in the three and nine month periods ended March 31, 2008. On January 18, 2008, OCP, a wholly-owned subsidiary of Oplink, completed its sale to DS Ventures, LLC, of OCP’s property located at 6101 Variel Avenue, Los Angeles, California. The transaction resulted in a gain on sale of assets of $1.65 million which was recognized in the condensed consolidated statements of operations in the three and nine month periods ended March 31, 2008. In addition, we recognized a gain on sale of manufacturing equipment of approximately $800,000 in the three and nine month periods ended March 31, 2008.
     Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares in common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink.
     Minority interest income for the three month period ended March 31, 2008 was immaterial. Minority interest income for the nine month period ended March 31, 2008 was $5.9 million and primarily represented the 42% minority ownership interest in OCP between June 5, 2007 and October 31, 2007. Minority interest income for the three and nine month periods ended March 31, 2007 was immaterial.
     Provision for Income Taxes.
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $365,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively, and $908,000 and $125,000 for the nine months ended March 31, 2008 and 2007, respectively. The effective tax rate for the third quarter of fiscal 2008 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $49.7 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2008. As of March 31, 2008, we had cash, cash equivalents, short-term and long-term investments of $138.3 million. As of March 31, 2008, working capital was $169.6 million.
     Nine Months Ended March 31, 2008
     Our operating activities provided cash of $3.6 million in the nine month period ended March 31, 2008 as a result of a net loss of $6.0 million for the period adjusted by $9.6 million, primarily for non-cash charges of depreciation and amortization of property, equipment and intangible assets of $7.8 million, provision for excess and obsolete inventory of $6.4 million, and stock compensation charges of $6.6 million, partially offset by minority interest in loss of consolidated subsidiaries of $5.9 million, a decrease in cash of $3.2 million as a result of a net change in assets and liabilities, and other non-cash items of $2.1 million.
     Accounts receivable generated $2.4 million of cash primarily driven by lower revenues in the third quarter of fiscal 2008 compared to the first and the second quarters of fiscal 2008. Days sales outstanding was 67, 64 and 74 days for the first three quarters of fiscal 2008, compared to 75, 77 and 71 days for the first three quarters of fiscal 2007. Excluding the impact from the OCP acquisition, days sales outstanding was 73, 68 and 79 days for the first three quarters of fiscal 2008, compare to 75, 77 and 71 days for the first three quarters of fiscal 2007. We typically bill customers on an open account basis with payment terms of between net thirty to ninety days. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories used $331,000 of cash during the nine month period ended March 31, 2008, primarily due to the lower volume of sales and associated purchases of inventory. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against the risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets generated $2.5 million in cash in the nine month period ended March 31, 2008, largely due to cash received from an income tax refund and interest income being paid out to us from our investment portfolio.
     Accounts payable used $4.1 million of cash in the nine month period ended March 31, 2008, largely due to payments of merger fees attributable to the acquisition of OCP and lower inventory purchases driven by lower anticipated sales.
     Accrued liabilities consumed $3.7 million of cash in the nine month period ended March 31, 2008, mainly due to payments associated with the OCP acquisition.
     Our investing activities generated cash of $8.7 million during the nine month period ended March 31, 2008, primarily due to sales or maturities of marketable investment securities of $193.8 million, sales of OCP’s property and equipment of $27.3 million, and the sale of OCP’s investment in Stratalight of $5.0 million, partially offset by purchases of marketable investment securities of $128.6 million, $81.4 million in cash consideration given to purchase the remaining 42% of the outstanding shares of OCP common stock, $6.9 million in property and equipment purchases, and an investment of $400,000 in a start-up company. A significant portion of our property and equipment purchases, $3.4 million, was for the purchase and build out of our research and development facility in Wuhan, China. We anticipate that cash outlays in capital expenditures will be $1.0 million over the next three months.
     Our financing activities used cash of $37.5 million in the nine month period ended March 31, 2008 due to cash usage of $40.0 million for the repurchase of our common stock, partially offset by $2.5 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan.

     Nine Months Ended March 31, 2007
     Our operating activities provided cash of $8.0 million in the nine month period ended March 31, 2007 as a result of our net income of $10.2 million being increased by $7.1 million for the non-cash charges of depreciation and amortization of property and equipment, and stock compensation expense, being partially offset by the use of cash as a result of a net change in assets and liabilities of $9.3 million.
     In the nine month period ended March 31, 2007, the use of cash as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expense and other current assets, and accounts payable.
     Accounts receivable used $7.9 million of cash during the nine month period ended March 31, 2007 primarily due to increased shipments during the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Days sales outstanding in accounts receivable ended the third quarter of fiscal 2007 at 71 days, as compared to 72 days at the end of the fourth quarter of fiscal 2006.
     Inventories used $3.6 million of cash during the nine month period ended March 31, 2007 primarily due to the increased volume of sales and associated purchases of inventory required to meet customer demand.
     Prepaid expenses and other current assets used $2.5 million of cash during the nine month period ended March 31, 2007 primarily due to an increase in interest receivable and the conversion of accounts receivable to short-term notes by certain customers. Interest receivable increased primarily due to the timing of interest income receipts generated by our marketable investment securities as well as from higher yields.
     Accounts payable provided cash of $3.7 million during the nine month period ended March 31, 2007 primarily due to higher inventory purchases as a result of the higher demand for our products by our customers.
     Our investing activities provided cash of $6.7 million in the nine month period ended March 31, 2007. This was primarily due to sales or maturities of marketable investment securities providing cash of $95.6 million being partially offset by purchases of marketable investment securities of $86.8 million, resulting in a net increase of cash of $8.8 million. This net increase was partially offset by approximately $1.6 million in purchases of equipment and the usage of $500,000 in connection with the acquisition of the assets of Fibercom Optics Communication Corp.
     Our financing activities provided cash of $7.5 million in the nine month period ended March 31, 2007 due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

Contractual Obligations
     Our contractual obligations as of March 31, 2008 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations
Purchase obligations	$17,074	$15,305	$1,717	$52
Operating leases	894	590	180	124

Total	$17,968	$15,895	$1,897	$176

Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP 157-2.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current views of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not believe that the adoption of SAB No.110 will have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS No. 141R on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS No. 160 on our consolidated financial position, results of operations or cash flows.
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
     In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenue, stock option and purchase accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.
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
     As of March 31, 2008, all of our short-term investments were in high credit quality corporate bonds, and all of our long-term investments were in government debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States and our non-government securities have high credit ratings. Furthermore, the relatively short duration of our portfolio and the seasoned nature of the assets securing these investments act as a buffer against potentially adverse market conditions. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2008	2008	2007	2007
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$49,107	1.9%	$12,289	5.2%
Cash equivalents — fixed rate	23,967	1.9%	4,137	5.3%
Short-term investments — variable rate	7,992	3.2%	154	2.2%
Short-term investments — fixed rate	38,884	4.8%	73,146	5.0%
Long-term investments — fixed rate	5,000	4.2%	42,978	8.1%

Total	$124,950		$132,704

	2009	2010	2011 and after	Total	Fair Value
Long-term investments — fixed rate	$5,000	$—	$—	$5,000	$5,003
Average interest rate	4.2%	—	—	4.2%	—
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
     Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The case against Oplink is not a focus case. In September 2007, the Company’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Judge Scheindlin denied the motions to dismiss on March 16, 2008; the deadline for the focus case defendants to answer the amended complaints has not yet been set. Due to the inherent uncertainties of litigation, the Company can not accurately predict the ultimate outcome of the litigation.

     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint does not seek recovery of damages or other relief against the Company. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. On February 28, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. At the initial status hearing on April 28, 2008, the Judge set a briefing schedule for motions to dismiss to be filed by the underwriters. The Company has waived service and anticipates also filing a motion to dismiss. The Judge stayed discovery until the court rules on all motions to dismiss.
     On June 7, 2007, the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs.
     On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of Optical Communication Products, Inc. (“OCP”) purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement was subject to customary conditions, including court approval following notice to members of the settlement class. On May 5, 2008, after notice to the settlement class, the court held a hearing regarding the proposed settlement. At this hearing, the court approved the settlement and awarded attorney’s fees to plaintiff’s counsel to be paid by the Company. The settlement resolves all claims that were or could have been brought on behalf of the proposed settlement class in the action settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith.
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
Item 1A—Risk Factors
     The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
We have incurred significant losses in the past, and if we are unable to continue to increase our revenues while controlling our costs and operating expenses, we may be unable to sustain our profitability.
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur losses of $6.0 million, $2.6 million, $6.4 million and $36.8 million in the nine month period ended March 31, 2008 and for fiscal years ended June 30, 2005, 2004 and 2003, respectively. As of March 31, 2008, we had an accumulated deficit of $218.7 million.
     We will need to increase our revenues while controlling costs and operating expenses to achieve and sustain profitability. Our recent acquisition of OCP, which was reporting net losses prior to being acquired by us, has adversely impacted our net income and will continue to do so until we can successfully reduce the costs of OCP’s operations and more fully integrate OCP’s operations with our own.
Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter, which may cause our stock price to drop.
     It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors that are likely to cause these variations include, among others:
•	fluctuations in demand for, and sales of, our products;

•	declines in the average selling prices of our products;

•	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products);

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	the availability of materials and components used in our products or increases in the prices of these materials;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.
Our recent acquisition of Optical Communication Products (“OCP”) may prove unfavorable to us and our stockholders, because we may not realize expected benefits or synergies.
     Our recent acquisition of OCP may prove unfavorable to us and our stockholders. We may not be able to successfully integrate OCP’s business with our own, and we may not realize expected benefits or synergies. The price paid for OCP and the expenses incurred in the transaction may be higher than the actual value of the acquired business. Consolidating OCP’s operating results with our own has impaired our consolidated operating results due to OCP’s lower gross margins, higher operating expenses, and lack of profitability, and may continue to impair our results in the future.
     As part of the integration of OCP into Oplink, we have discontinued certain product lines, which is expected to reduce revenue generated by OCP. Further, the integration of OCP’s manufacturing operations with ours, and the transfer of the manufacturing of OCP products to our facilities in Zhuhai, China, is resulting in our temporary inability to meet all of the potential demand for OCP’s products, which will further reduce OCP revenue. There is no guarantee that we will be successful in transferring OCP’s manufacturing to our facilities. Furthermore, even if we are successful in doing so, there is a risk that we will lose OCP customers due to them being forced to fill their orders from our competitors during this transition period or because they do not qualify our manufacturing processes.
     If we are unsuccessful in maintaining OCP’s revenue while seeking to reduce its cost structure by integrating its manufacturing with ours, our results of operations will continue to be negatively affected by the OCP acquisition. Failure to realize the expected benefits from the OCP acquisition may also result in an impairment to the goodwill and other intangible assets associated with the OCP acquisition.

We depend on the growth and success of the communications industry, which is subject to severe fluctuations in economic activity.
     We depend on the continued growth and success of the communications industry, which depends, in part, on the continuing growth in demand for increased bandwidth over communications networks. The rate at which communications service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand from historical rates for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.
     Further, as the communications industry consolidates and realigns to accommodate technological and other developments, our customers and service provider end users may consolidate or align with other entities in a manner that may delay orders and harm our business. Our customers’ continued outsourcing might result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contractor manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other source of components, which could harm our operating results.
     The recent turmoil in the credit markets coupled with the widely-held view that the US may be heading into a recession has had a negative impact on the general business environment that has been felt globally. Such macroeconomic stresses could not only adversely impact our revenue in the forth quarter of fiscal 2008 but could disproportionately impact our stock price as stock investors seek a “flight to safety” during these turbulent periods.
     Based on these and other factors, customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.
We expect volatility in our stock price, which could cause you to lose all or part of your investment.
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to a recent low of $8.22 in late March 2008. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts and our failure to meet estimates;

•	changes in market values of comparable companies;

•	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	any loss by us of a major customer;

•	economic fluctuations in the market for optical communications products, or in the telecommunications industry generally;

•	the outcome of, and costs associated with, any litigation to which we are or may become a party;

•	departures of key management or engineering personnel; and

•	future sales of our common stock.
The optical networking component industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.
     The optical networking component industry is experiencing declining average selling prices (“ASPs”) as a result of increasing competition, declining market demand, price pressures from significant customers, increased supply facilitated by a number of factors, including greater manufacturing efficiencies achieved through increased automation in the manufacturing process, increased low-cost offshore manufacturing and increased low cost labor. We anticipate that such ASPs will continue to decrease in the future in response to product and new technology introductions by competitors. These declining ASPs have contributed and may continue to contribute to a decline in our gross margins, which could harm our results of operations.
Our ROADM Optical Switching and Routing product has accounted for a significant portion of our revenues for recent periods. We have recently experienced declines in both unit shipments and ASPs of our ROADM products as a result of increased competition, and we expect this trend to continue.
     Our ROADM products accounted for 25%, 31% and 3% of our revenues for the nine month period ended March 31, 2008 and for the years ended June 30, 2007 and 2006, respectively. Revenues from our ROADM products declined from $13.7 million in the second quarter of fiscal 2008 to $9.8 million in the third quarter of fiscal 2008, and we expect a further decline for the fourth quarter of fiscal 2008.
     There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. The end-user customer recently announced that it had qualified another company as an alternative optical network system supplier. We expect this development, along with increased competition from other suppliers of ROADM products, to reduce our revenues from the sale of our ROADM products. In addition, we are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.
     Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. The vendor that provides the primary and critical component to our ROADM product may also be acquired by another company, which could result in us losing all of our current ROADM business.

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
     Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. Generally, customers consider a wide range of issues before purchasing our products, including interoperation with other components, product performance and reliability. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, our customers’ product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.
     We are in the process of transferring the manufacturing of OCP products to our facilities in China. OCP customers will need to qualify our manufacturing processes before resuming volume purchases, which may result in delayed revenue, lost revenue opportunities or the loss of customers.
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
     Our top five customers, although not the same five customers for each period, together accounted for 47%, 64% and 52% of our revenues for the nine month period ended March 31, 2008 and for the years ended June 30, 2007 and 2006, respectively.
     In addition, one customer accounted for 25% of our revenue for the third quarter of fiscal 2008. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. We may not be the sole source of supply to our customers, and they may choose to purchase products from other vendors. The loss of one or more of our significant customers, our inability to successfully develop relationships with additional customers or future price reductions could cause our revenue to decline significantly. Our dependence on a small number of customers may increase if the fiber optic components and subsystems industry and our other target markets continue to consolidate. Furthermore, our results of operations may be harmed due to a number of factors, including potential slow growth of some of our existing customers which may result in some instances, in a significantly decreased number of purchase orders being placed with Oplink; increased competition from other suppliers for our customers; and, other changes in the general business climate.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic modules.
     The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, Avanex Corporation, DiCon Fiberoptics, ExceLight Communications and its parent corporation, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, OpNext, Optium, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.
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
Because we depend on third parties to supply some of our raw materials and components, we may not be able to obtain sufficient quantities of these materials, which could limit our ability to fill customer orders and harm our operating results.
     Difficulties in obtaining raw materials and components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. We depend on third parties to supply the materials and components we use to manufacture our products and some of these third parties are close to full capacity. Adding extra capacity could be time consuming and expensive for Oplink. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of materials at acceptable prices. We obtain most of our critical materials from a single or limited number of suppliers and generally do not have long-term supply contracts with them. We could experience discontinuation of key components, price increases and late deliveries from our suppliers.

     The termination of the supply of a particular material, which would require us to redesign our products, identify and qualify acceptable replacement suppliers. We cannot be certain that we could obtain qualifications for such replacements from our customers.
     Some of our suppliers are competitors who may choose not to supply components to us in the future. In addition, some of the equipment we use is relatively complex and, in periods of high market demand, the lead times from order to delivery of this equipment could be as long as six months.
If we are unable develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.
     The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technology on a timely basis.
     Our failure to predict market needs accurately or to develop or obtain through acquisition new products or product enhancements in a timely manner may harm market acceptance and sales of our products. If the development of our products or any other future products takes longer than we anticipate, or if we are unable to develop and introduce these products to market, our revenues could suffer and we may not gain market share. Even if we are able to develop and commercially introduce new products, the new products may not achieve widespread market acceptance. Furthermore, we have implemented, and may continue to implement in the future, significant cost-cutting measures such as reductions in our workforce, including reductions in research and development and manufacturing personnel, that may weaken our research and development efforts or cause us to have difficulty responding to sudden increases in customer orders.
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

If we are unable to successfully integrate acquired businesses or technologies, our operating results may be harmed. The recent acquisition of OCP is our largest acquisition ever and may substantially challenge Oplink’s management infrastructure.
     We have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:
•	additional operating expenses without additional revenues;

•	potential dilutive issuances of equity securities;

•	the incurrence of debt and contingent liabilities;

•	intangible asset write-offs;

•	research and development write-offs;

•	other acquisition-related expenses; and

•	cannibalization of product lines leading to revenue attrition.
     Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. We have limited experience in acquiring other businesses and technologies, especially businesses with the size and complexity of OCP. Potential acquisitions also involve numerous risks, including:
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
     If we are unable to successfully integrate OCP into Oplink, the value of our technology and subsequently the carrying value of our purchased intangible assets and goodwill may be adversely affected. As a result, we may incur an impairment charge of up to the full book value of Oplink’s goodwill and intangible assets.

If we fail to effectively manage our manufacturing capability, produce products that meet our customers’ quality requirements and achieve acceptable production yields in China, we may not be able to deliver sufficient quantities of products that meet all of our customers’ order requirements in a timely manner, which would harm our operating results.
     We manufacture substantially all of our products in our facilities in China. The quality of our products and our ability to ship products on a timely basis may suffer if we cannot effectively maintain the necessary expertise and resources to effectively manage our manufacturing activities in China.
     Our acquisition of OCP has added to the complexity of effectively managing our manufacturing capability and meeting customers’ order requirements in a timely manner. We are in the process of transferring the manufacturing of OCP’s products to our facilities in China. We may experience delays, disruption or quality problems arising from such transfer. As a result, we may incur additional costs that would adversely affect our gross margins, and product shipments to our customers could be delayed beyond requested shipment schedules, which could adversely affect our revenues, competitive position and reputation.
     Because manufacturing our products involves complex and precise processes and the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Factors that affect our manufacturing yields include the quality of raw materials used to make our products, the quality of workmanship, the prior experience in manufacturing the specific product and our manufacturing processes. The inadvertent use by our suppliers of using defective materials could significantly reduce our manufacturing yields.
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
     We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:
•	may stop purchasing our products or defer their purchases on short notice;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	may cancel orders that they place with us.
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
     The recent acquisition of OCP may cause disruptions to our operations which may increase employee turnover. Although Oplink has offered incentives to select employees in order to facilitate a smooth and timely integration, employees may nevertheless experience uncertainty about their future role with Oplink, which may increase employee turnover. We may have difficulty attracting replacement employees especially in key management, sales, marketing and technical support personnel, which could further affect our operating results.

We are exposed to currency rate fluctuations and exchange controls that could adversely impact our operating results.
     Significant portions of our operations are conducted in currencies other than the United States dollar, particularly in Chinese Renminbi and the new Taiwan dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position. As a result, we will continue to experience foreign currency gains and losses.
     Moreover, China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency. Our business could be negatively impacted if we are unable to convert and remit our sales received in Renminbi into U.S. dollars.
If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.
     We are subject to taxation in the United States and in foreign jurisdictions in which we do business. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by U.S. authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.
If tax benefits available to our subsidiaries located in China are reduced or repealed or our China subsidiaries fail to meet the requirements for utilizing such tax benefits, our financial condition and operating results could suffer.
     Our subsidiaries located in China enjoy tax benefits in the form of tax holidays in China that are generally available to foreign investment enterprises. In the past, our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to qualify for preferential tax treatment in the future, they may be required to pay income tax on past profits or they may lose a portion or all of the benefits of the tax holiday. If China further elects to repeal or reduce the tax benefits available to us in the future, our financial condition and results of operations may be adversely impacted.
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
     Our products are subject to U.S. export control laws and regulations that regulate the export of products and disclosure of technical information to foreign countries and citizens. In some instances, these laws and regulations may require licenses for the export of products to, and disclosure of technology in, some countries, including China and Taiwan, and disclosure of technology to foreign citizens. We have generally relied on self-classification in determining whether export licenses are required and have determined that export licenses generally are not required for the products we export. As we develop and commercialize new products and technologies, the list of products and technologies subject to U.S. export controls changes, or in the event that the relevant export authorities disagree with the outcome of our self-classification, we may be required to obtain export licenses or other approvals with respect to those products and technologies and may possibly be subject to penalties under applicable laws. We cannot predict whether these licenses and approvals will be required and, if so, whether they will be granted. The failure to obtain any required license or approval could harm our business.
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
     We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China and Taiwan from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese and Taiwanese tax authorities, and the affected U.S. employees may be required to register with various Chinese and Taiwanese governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.

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
     The acquisition of OCP further increased the need to maintain effective internal controls over financial reporting of our financial position and statement of operations in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2008. As a result of the acquisition of OCP, we have identified areas of internal control over financial reporting requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through a review. As a result, we expect to incur additional expenses and diversion of management’s time.
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
     We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China and Taiwan. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:
•	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

•	disruptions of telecommunications networks due to natural disasters;

•	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

•	unexpected changes in regulatory or certification requirements for optical systems or networks;

•	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

•	economic instability;

•	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

•	power shortages at our manufacturing facilities in China, which may lead to production delays.
     To the extent that such disruptions interfere with our commercial activities, our results of operations could be harmed.
     Substantially all of Oplink’s manufacturing operations will be located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.
     In addition, events in Taiwan and especially China could disrupt our operations. There is currently political tension between the United States and China, which could, in either case, result in hostilities or deterioration in relations that would impact our trade relations with China.

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

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: May 9, 2008	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.