Form 10-Q/A
period 2008-03-30
OPLINK COMMUNICATIONS INC
filed 2008-05-21
CIK 1022225

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
          During our fiscal quarter ended December 30, 2007, we repurchased $39.6 million of our common stock pursuant to this repurchase program. During our fiscal quarter ended March 30, 2008, we repurchased the remaining $0.4 million of common stock authorized under the program. The amount of repurchases effected during each fiscal month in our fiscal quarter ended March 30, 2008 are set forth in the table below. The repurchases were effected by a single broker in market transactions at prevailing market prices pursuant to trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

				Maximum number (or
			Total number of shares	approximate dollar
			(or units) purchased as	value) of shares (or
	Total number of		part of publicly	units) that may yet be
	shares (or units)	Average price paid	announced plans or	purchased under the
Period	purchased	per share (or unit)	programs	plans or programs
December 31, 2007 through January 27, 2008	28,078	$15.00	28,078	0
January 28, 2008 through February 24, 2008	0	—	0	0
February 25, 2008 through March 30, 2008	0	—	0	0

Total	28,078	$15.00	28,078	0

ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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