Form 10-K
period 2008-06-29
OPLINK COMMUNICATIONS INC
filed 2008-09-12
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 28, 2007 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $302 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 29, 2008 approximately 20,766,522 shares of the registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 29, 2008, the end of the registrant’s fiscal year.

OPLINK COMMUNICATIONS, INC.

Form 10-K
June 29, 2008

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

Overview

Oplink Communications, Inc. (referred to in this report as “we,” “Oplink” or the “Company”) was incorporated in California in September 1995. We began selling our products in 1996, established operations in Zhuhai, China in April 1999 and reincorporated in Delaware in September 2000. We design, manufacture and sell optical networking components and subsystems. Our products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals and provide signal transmission and reception within an optical network. Our products enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. Our products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and more recently, line transmission applications. Our addressable markets include long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

As a photonic foundry, we provide design, integration and optical manufacturing solutions (“OMS”) for advanced and cost-effective components and subsystem manufacturing at our principal in-house design, service and manufacturing facility in Zhuhai, China and through our contract manufacturer in Donguan, China. We offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications as well as solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions. Our OMS customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

We undertake research and development activities at our Chinese facilities in Wuhan and Zhuhai, our Hsinchu Science-Based Industrial Park facility in Taiwan and at facilities in Fremont and Calabasas, California. The facilities in Hsinchu Science-Based Industrial Park in Taiwan and in Calabasas, California were acquired as a result of completing our acquisition of Optical Communication Products, Inc. (“OCP”) on October 31, 2007.

Through internal research and development, we have developed over 300 standard products that are sold as components or are integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation, bandwidth management and transmission products. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, MANs, LANs and FTTH networks.

We provide our solution and products to the exacting requirements of the world’s leading optical networking equipment companies, and work closely with customers during the product design and development cycle. This provides us with the ability to respond to the volume production requirements of our customers when their systems are ready for commercial deployment. We are responsive to our customers’ volume, quality, and time-to-market requirements.

By combining our in-house and our contract manufacturer’s technical expertise with extensive micro-optic packaging and manufacturing capabilities, we are able to produce large volumes of customized and standardized subsystems, modules and component solutions to meet the specific design needs of customers. Our U.S. headquarters in Fremont, California are third-party certified to the ISO 9001 and TL9000 standards in research and manufacturing and our products meet the Telcordia compliance standards. Our in-house manufacturing facilities and that of our contract manufacturer’s are third-party certified to the TL9000, ISO14001 and ISO 9001-2000 standards.

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Our website is available on the Internet at www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that its website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.

We files electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our Solution

Oplink is a leader in the optical industry and is uniquely positioned to provide unparalleled OMS to our customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer’s specific needs.

The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes Oplink’s OMS service the ideal solution for meeting the needs of system and subsystem companies for cost-effective manufacturing of optical equipment. Oplink possesses the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with our 250,000 square feet Class-10K clean room and a 500,000 square feet manufacturing facility in Zhuhai, China.

Oplink offers a wide range of engineering and design services, which include:

•	Optic-centric design;

•	Electrical system design;

•	Software and firmware development;

•	Thermal management;

•	Mechanical design;

•	System Integration; and

•	Compliance.

Oplink offers our customers turn key solutions including the following value-added services:

•	Optical Product Design and Maximization. Oplink will provide optical design, mechanical design, printed circuit board (PCB) layout and electrical design and software and firmware design services to our customers.

•	Testing. Oplink will carry out full optical and electrical system and component testing for customers to test for reliability, compliance and subsystem integration.

•	Customer Care. Oplink will provide preorder and post-sales customer support, access to engineering support, flexible order fulfillment/shipment and customer training around the globe.

•	System Integration. Oplink provides full system integration with performance testing, validation and guaranteed product performance. The integration and testing can be performed with any customer specified hardware or designs.

•	Procurement. We leverage our extensive expertise in the optical industry in its selection of reliable suppliers with the highest quality products for our customers.

•	Expert Assembly and Packaging. Oplink offers extensive experience in integrated assembly and packaging optimization to meet even the most challenging specifications.

•	Comprehensive Supply Chain Management. Oplink employs a synchronized and fully integrated supply chain model that addresses integration challenges specific to the optical environment as well as key logistical concerns.

•	Prototyping. To facilitate successful and timely new product introductions, Oplink’s manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

•	Global Distribution. Oplink provides customers with the flexible, worldwide shipment of assembled product.

Our Strategy

Oplink provides highly integrated optical sub-systems, design services and custom solutions to telecommunications equipment makers. By leveraging our well-established core competencies in optical design and manufacturing, we are able to serve not only telecommunications equipment makers, but also module and component makers in need of a manufacturing partner.

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

One-Stop-Shop Solution Provider.  Oplink offers a one-stop-shop approach or turn-key solutions in our OMS service that provide customized solutions to our customers’ specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing. Therefore, we believe that suppliers like Oplink who are able to offer a more integrated manufacturing solution to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer’s time-to-market. We believe that offering broad solutions increases our penetration of existing customers.

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

Products and Technologies

We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation, bandwidth management and transmission products. Some of our products have attributes that combine multiple functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote, reporting and control to enhance their function in an optical network.

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

Wavelength Expansion Products.  In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and direct them. We offer wavelength expansion products that are designed to enable the combination and separation of a particular wavelength in all parts of the network including emerging access and metro networks and traditional long haul networks. Wavelength expansion products include wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

•	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters and arrayed wave guides, or AWGs. Our solutions are available in a variety of channel spacings.

•	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for multiplexing or demultiplexing.

•	Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within multiplexer/demultiplexer (Mux/Demux) or optical add/drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products at 50, 100 and 200 GHz spacing.

•	DWDM Interleavers. A DWDM interleaver is an optical component that combines light signals from two sets of signals over a single fiber, which effectively doubles the capacity of the optical network system, or separates a single light source into multiple signals.

Optical Amplification Products.  Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFAs and the components used in EDFA and Raman amplifier designs. Our optical amplification products include the following:

•	Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of EDFs and fiber optic components used in fiber optic amplifiers to boost the amplitude of an incoming optical signal.

•	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ gain blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

•	Wavelength Division Multiplexers (“WDM”) Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

•	Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

•	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

•	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

•	Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

•	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source or EDF. Reflected light can interfere with a laser’s process and create noise, which can impair system performance in optical networks.

•	Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes or for power splitting and have very low insertion loss.

Bandwidth Management Products

Communications equipment suppliers use our bandwidth management products to add intelligence and flexibility to their systems, which allows communications service providers to monitor the performance, control the direction, and condition the amplitude of light signals throughout the optical network.

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

We offer the following products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency:

•	Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channel that is used in monitoring the network performance.

•	Integrated WDM Monitor Arrays. Our integrated WDM monitor arrays convert optical signals into electrical signals for network selective wavelength power monitoring. This module combines multiple network power monitoring functions in a single module and integrates WDM filters and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not signals are being transmitted properly through the network.

•	Integrated Tap Monitor Arrays. Our integrated tap monitor arrays convert optical signals into electrical signals for network signal power monitoring. This module integrates a tap coupler, a device that splits the light power, and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not optical signals are being transmitted properly through the network.

•	Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches, electronics, firmware, software and third-party photo detectors. These subsystems integrate network switching protection functions and monitor optical signal quality such as optical power in response to unexpected disruption in the optical network. They provide redundant path protection with fast routing and switching with network fault management and diagnostic capability.

Optical Switching and Routing Products.  As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers with up to eight different end destinations. Our optical switching and routing products include the following:

•	Reconfigurable OADMs (“ROADMs”). ROADMs combine OADM functionality, optical wavelength selective switching, or WSS, and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of variable optical wavelengths having different amplitudes with different end destinations.

•	Switches. Optical switches are devices that can direct optical signals to different end destinations.

•	Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

•	Circulators. Circulators consist of sophisticated micro-optic components that are used to re-direct optical signals. Circulators are also used in dispersion compensation applications and in DWDM fiber grating based wavelength expansion products.

Wavelength Conditioning Products.  For reliable fiber optic communication systems, the light signal intensity needs to be controlled. For example, excess input power can overload the receivers and an optical attenuator is used to reduce the input signal to the level required by the receiver. Wavelength conditioning products are used in optical networks along with DWDM multiplexers and demultiplexers, optical amplifiers, and re-configurable optical add drop multiplexers to provide the power control functions. Our wavelength conditioning products include the following:

•	Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have equal power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

•	Variable Multiplexers. Variable Multiplexers combine multiple ITU channel signals along with the function of adjusting the power level. The subsystems attenuate the power level of individual ITU signals to achieve equalization of the spectrum or blocking specific channels.

•	Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then multiplex these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.

Transmission Products

The acquisition of OCP has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as the well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Our transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

Our transmission products are engineered with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.

Transmitters and Receivers — Transmitters convert an electronic digital input signal into an optical output signal for transmission over a fiber optic network. Receivers detect optical signals from a fiber optic network and convert them into an electronic signal in standard digital/logic format for further signal processing. Oplink offers separate transmitter and receiver modules that provide our customers with the greatest flexibility in product design by allowing them to place transmitters and receivers separately according to design specifications.

Oplink’s optical transmitter and receiver products support the SONET/SDH, Fast Ethernet, and Gigabit Ethernet transmission standards and are offered in a wide range of data rates, transmission distances and packaging options.

Transceivers — Optical transceivers are products that contain both a transmitter and a receiver in a single package and serve as high data rate interconnects between network devices, such as routers, switches, servers and access elements. Oplink’s optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Oplink’s transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet, Gigabit Ethernet Passive Optical Network (GePON), Gigbabit Passive Optical Network (GPON), ESCON and Fiber Channel transmission standards.

SFP Transceivers — Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows Oplink’s customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. Oplink’s cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

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

Oplink’s CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF and SFP, and provide eight wavelength channels at nominally 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 125 Mb/s Fast Ethernet up to 2.5Gb/s SONET/SDH. Oplink’s Gigabit Ethernet CWDM product family is available in an industrial operating temperature option (-40 to +85 degrees Celsius).

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

Oplink’s bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates are 1250Mb/s and 125Mb/s, which are the Gigabit Ethernet and Fast Ethernet standard rates, respectively. Our Gigabit Ethernet and Fast Ethernet Bi-Directional product families are available in an industrial operating temperature option (-40 to +85 degree Celsius).

DWDM Transceivers — Dense wavelength division multiplexing, or DWDM, transceivers, allow the mixing of optical signals by utilizing different wavelengths. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8 nm or 100GHz. DWDM transceivers enable an optical transport system to increase the transmission capacity over a single fiber.

Oplink’s DWDM transceivers are available in the SFP package, and provide 44 wavelength channels. They are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.67Gb/s and accommodate reaches up to 200km.

GePON products — OCP’s GePON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GePON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source.

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2008, we sold our products to over 372 companies worldwide. Our top five customers, although not the same five customers for each period, together accounted for 60%, 64% and 52% of our revenues in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2008 and 2007. Flextronics Canada, Inc. (“Flextronics”) and Huawei each accounted for greater than 10% of our revenue for the fiscal year ended June 30, 2006. For fiscal 2006, primarily all of our shipments to Flextronics, a contract manufacturer, were to fulfill purchase orders placed by Nortel Networks Corporation (“Nortel”). Through Flextronics and through direct sales, Nortel accounted for greater than 10% of our revenues for the fiscal year ended June 30, 2006. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See “Concentration of Credit Risk” under Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

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

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels, including seven international sales representatives and distributors. Our sales representatives and distributors are independent organizations within North America, Europe and Asia. As of June 30, 2008, Oplink employed 44 people in sales, marketing and customer service and support in the U.S. and 20 people in sales and marketing in Asia, who manage key customer accounts and support our direct sales force, sales representatives and distributors.

Our marketing team promotes our products within the communications industry. We gather and analyze market research data with the intent to become a market-driven supplier that provides cost-effective, value-add solutions to our customer base. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort. Our web site provides customers with a comprehensive listing of our broad product portfolio. We provide extensive technical support to our customers during their design and qualification process as well as ongoing post-sales support.

Product Development

As of June 30, 2008, Oplink had 246 engineers involved in research and development of its products. Oplink’s engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary component, module and subsystem development center is located in Zhuhai, China and our access market system development center is located in Wuhan, China. Our research and development expense, including non-cash compensation expense, was $15.4 million, $7.4 million and $6.7 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. We spend a significant portion of our financial resources on our research and development budget and staff to enhance our current fiber optic subsystems, modules and components, and to develop new technologies and products to serve the current and next-generation communication markets.

We believe that some of our competitors are developing products similar to those that we have under development. While we are currently developing products in all of the areas described above, we may choose to prioritize or redirect our development efforts in response to market demands. Therefore, it is not certain that we will introduce products for any or all of the categories listed above.

Manufacturing

We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China and through our contract manufacturer in Donguan, China, SAE Magnetics (H.K.) Limited, a wholly-owned subsidiary of TDK Corporation. We maintain a pilot line at our headquarters in Fremont, California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 58,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and will attempt to lease to third parties the remaining areas that are in excess of our current requirements.

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

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink’s products undergo rigid qualification tests and studies and are conducted according to Telcordia standards. Oplink’s ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters have been modeled after the ISO 9001-1994 and TL 9000 quality standards in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai, China are both third-party certified to the ISO 9001-2000, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standard.

Competition

The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

•	competitive pricing;

•	the quality of our manufacturing processes and products;

•	the breadth of our product line;

•	offering short-lead times;

•	availability, performance and reliability of our products;

•	the effective integration of OCP;

•	our ability to participate in the growth of emerging technologies;

•	the ability to win designs through prototyping;

•	established relationships with key customers;

•	ability to provide technical design support;

•	the compatibility of our products with existing communications networks;

•	manufacturing capacity and capability; and

•	our financial strength.

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

Intellectual Property

As of June 30, 2008, we had been granted 183 issued patents and have 11 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 18 issued patents and 7 pending patent applications in the People’s Republic of China, and 4 issued patents and 2 pending patent applications in Canada.

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

Litigation regarding intellectual property rights is common in the optical communications industry. We cannot make any assurances that third parties will not claim infringement by us with respect to our technology. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could seriously harm our financial condition.

Employees

As of June 30, 2008, Oplink had 169 full-time employees located in the United States, and 2,659 full-time employees located in Asia. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006

Revenues:
United States	$72,098	$50,824	$14,750
Europe	23,664	19,779	14,020
Asia	62,579	28,317	18,636
Canada	17,912	8,579	7,440

Totals	$176,253	$107,499	$54,846

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2008	2007

United States	$10,423	$7,223
Asia	23,783	21,385
Europe	—	299

Totals	$34,206	$28,907

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2008:

Name	Age	Position

Joseph Y. Liu	57	Chief Executive Officer and Director
Thomas P. Keegan	54	President
Shirley Yin	40	Chief Financial Officer
Peter Lee	34	Chief Operating Officer
River Gong	45	Senior Vice President, Worldwide Sales
Stephen M. Welles	40	Vice President, General Counsel and Secretary

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

Thomas P. Keegan has served as our President since May 2008. Prior to that, he served as our General Counsel and Vice-President of Business Development. Before joining Oplink, Mr. Keegan had eighteen years of experience as a private practice attorney in California and Taipei, Taiwan, including six years with the law firm Jack and Keegan LLP. His practice areas included business and technology transactions, commercial litigation, and intellectual property enforcement, with a focus on trans-national work involving parties in or from Taiwan, Hong Kong and China. Prior to his legal career, Mr. Keegan held management positions in the marine transportation industry. Mr. Keegan received his B.A. from St. Louis University and his J.D. from Golden Gate University School of Law. He was admitted to practice law in the State of California in 1988 and is a member of the California State Bar Association.

Shirley Yin has served as Chief Financial Officer since August 2007. Ms. Yin joined Oplink in June 2000 as our Accounting Manager and was promoted to Controller in October 2003. From July 2007 to August 2007, Ms. Yin held the position of Vice President, Finance, and Acting Chief Financial Officer. Before joining Oplink, Ms. Yin spent three years at PricewaterhouseCoopers as a Business Assurance Senior Associate. She is a Certified Public Accountant. Ms. Yin received a Bachelor of Economics in Business Management from Zhongshan University in China and her M.S. in Accountancy from the University of Southern California.

Peter Lee has served as our Chief Operating Officer since August 2008. Mr. Lee joined Oplink in August 2000 and held positions as Production Manager, Product Engineering Manager, Director of Product Engineering and since April 2005, Senior Director of Product Line Management (“PLM”) and Operations. In May 2007, Mr. Lee was promoted to Vice President of Marketing and PLM, responsible for managing activities in PLM, Manufacturing, Research and Development and Strategic Planning. Mr. Lee received his B.S. in Electrical Engineering from National Taiwan University and his M.S. in Electrical Engineering from Columbia University.

River Gong, our Senior Vice President of Worldwide Sales, has served as our head of sales since February 2003. From January 2001 to February 2003, Ms. Gong served as our Sr. Director of Sales, from May 1999 to January 2001 she was Director of Sales, and from January 1998 to May 1999 she was Sales Manager. Prior to joining Oplink, Ms. Gong was Division Manager and Sales Manager of MP Fiber Optics (now Global Opticom), a fiber optics company, from January 1995 to December 1997. Prior to that, she was an architect in China for five years. Ms. Gong received her B.S. in Architecture from Harbin Institute University.

Stephen M. Welles has served as our Vice President, General Counsel and Secretary since May 2008. Mr. Welles was an associate and of counsel Wilson Sonsini Goodrich & Rosati in Palo Alto, California from October 1999 to April 2008, and was an associate with Ropes & Gray in Boston, Massachusetts from September 1996 to September 1999. He received his J.D. from Georgetown University and a B.A. in Economics from Boston College.

Directors

The following table sets forth certain information regarding our directors as of August 31, 2008:

Name	Age	Position

Joseph Y. Liu	57	Chief Executive Officer, President and Director
Leonard J. LeBlanc	67	Chairman of the Board of Directors
Chieh Chang	56	Director
Jesse W. Jack	72	Director
Hua Lee	56	Director

Joseph Y. Liu’s biography is set forth above under “Executive Officers.”

Leonard J. LeBlanc has been a member of our Board of Directors since July 2000 and became the chairman of the board in February 2006. Mr. LeBlanc was on the Board of Directors of eBest Inc., a private software company providing collaborative business management solutions from August 2000 to December 2004. From February 2001 to September 2003, Mr. LeBlanc was Vice President of Corporate Development and Acting Chief Financial Officer of eBest Inc. Mr. LeBlanc was the Executive Vice President and Chief Financial Officer of Vantive Corporation, a customer relationship management software and solution company, from August 1998 to January 2000. From March 1996 to July 1997, Mr. LeBlanc was the Executive Vice President of Finance and Administration and Chief Financial Officer at Infoseek Corporation, an Internet search and navigation company. From September 1993 to December 1994, Mr. LeBlanc served as Senior Vice President, Finance and Administration of GTECH Corporation, a manufacturer of lottery equipment and systems. From May 1987 to December 1992, Mr. LeBlanc served as Executive Vice President, Finance and Administration and Chief Financial Officer of Cadence Design Systems, Inc., an electronic design automation software company. Mr. LeBlanc also serves on the board of directors of AXT, Inc., a company involved with the manufacture and sale of high-performance compound semiconductor substrates. Mr. LeBlanc received his B.S. and M.S. from the College of Holy Cross, and his master’s degree in finance from George Washington University.

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

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

We have incurred significant losses in the past, and if we are unable to continue to increase our revenues while controlling our costs and operating expenses, we may be unable to sustain our profitability.

Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incurred losses of $6.8 million, $2.6 million, $6.4 million and $36.8 million for fiscal years ended June 30, 2008, 2005, 2004 and 2003, respectively. As of June 30, 2008, we had an accumulated deficit of $219 million.

We will need to increase our revenues while controlling costs and operating expenses to achieve and sustain profitability. Our recent acquisition of Optical Communication Products, Inc. (“OCP”), which was reporting net losses prior to being acquired by us, has adversely impacted our net income and will continue to do so until we can successfully reduce the costs of OCP’s operations and more fully integrate OCP’s operations with our own.

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

It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors that are likely to cause these variations include, among others:

•	fluctuations in demand for, and sales of, our products;

•	declines in the average selling prices of our products;

•	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products);

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term;

•	the availability of materials and components used in our products or increases in the prices of these materials;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.

Our recent acquisition of OCP may prove unfavorable to us and our stockholders, because we may not realize expected benefits or synergies.

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

As part of the integration of OCP into Oplink, we have discontinued certain product lines, which is expected to reduce revenue generated by OCP. Further, the integration of OCP’s manufacturing operations with ours, and the transfer of the manufacturing of OCP products to facilities in China has resulted in our temporary inability to meet all of the potential demand for OCP’s products, which will further reduce OCP revenue. Furthermore, even if we are successful in ramping up our capacity for OCP products, there is a risk that we will lose OCP customers due to them being forced to fill their orders from our competitors during this period.

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

Further, as the communications industry consolidates and realigns to accommodate technological and other developments, our customers and service provider end users may consolidate or align with other entities in a manner that may delay orders and harms our business. Our customers’ continued outsourcing might result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contract manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other source of components, which could harm our operating results.

The recent turmoil in the credit markets coupled with the widely-held view that the US may be heading into a recession has had a negative impact on the general business environment that has been felt globally. Such macroeconomic stresses could not only adversely impact our revenue in the fourth quarter of fiscal 2008 but could disproportionately impact our stock price as stock investors seek a “flight to safety” during these turbulent periods.

Based on these and other factors, customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to a recent low of $8.65 in late March 2008. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our ROADM products accounted for 23%, 31% and 3% of our revenues for the years ended June 30, 2008, 2007 and 2006, respectively. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues during fiscal 2008 fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $6.5 million in the fourth quarter of fiscal 2008. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. The end-

user customer has announced that it has qualified another company as an alternative optical network system supplier. We expect this development, along with increased competition from other suppliers of ROADM products, to reduce our revenues from the sale of our ROADM products. In addition, we are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.

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

Our top five customers, although not the same five customers for each period, together accounted for 60%, 64% and 52% of our revenues for the years ended June 30, 2008, 2007 and 2006, respectively.

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

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis.

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

Our acquisition of OCP has added to the complexity of effectively managing our manufacturing capability and meeting customers’ order requirements in a timely manner. We recently completed the transfer of the manufacturing of OCP’s products to facilities in China. We may continue to experience delays, disruption or quality problems arising from such transfer. As a result, we may incur additional costs that would adversely affect our gross margins, and product shipments to our customers could be delayed beyond requested shipment schedules, which could adversely affect our revenues, competitive position and reputation.

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

We are subject to taxation in the United States and in foreign jurisdictions in which we do business. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S. tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.

If tax benefits available to our subsidiaries located in China are reduced or repealed or our China subsidiaries fail to meet the requirements for utilizing such tax benefits, our financial condition and operating results could suffer.

Our subsidiaries located in China enjoy tax benefits in the form of tax holidays in China that are generally available to foreign investment enterprises. In the past, our subsidiaries in China have qualified for preferential tax treatment and have not been obligated to pay income tax. However, if our subsidiaries fail to qualify for preferential tax treatment in the future, they may be required to pay for income tax on past profits or they may lose a portion or all of the benefits of the tax holiday. If China further elects to repeal or reduce the tax benefits available to us in the future, our financial condition and results of operations may be adversely impacted.

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

From time to time we may be involved in lawsuits as a result of alleged infringement of others’ intellectual property. Both prosecuting and defending lawsuits involving our intellectual property may be costly and time consuming and may also divert the efforts and attention of our management and technical personnel. Intellectual property litigation is often highly complex and can extend for a protracted period of time, which can substantially increase the cost of litigation. Accordingly, the expenses and diversion of resources associated with intellectual property litigation to which we may become a party could seriously harm our business and financial condition. In the process of asserting our intellectual property rights, these rights could be found to be invalid, unenforceable or not infringed. Failure to successfully assert our intellectual property rights could result in our inability to prevent our competitors from utilizing our proprietary rights. Any intellectual property litigation also could invalidate our proprietary rights and force us to do one or more of the following:

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	pay substantial monetary damages; or

•	redesign the products that use the technology.

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

We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees with the Bureau of Citizenship and Immigration Services. We also send our U.S. employees to China and Taiwan from time to time and for varying durations of time to assist with our Chinese operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the Chinese and Taiwanese tax authorities, and the affected U.S. employees may be required to register with various Chinese and Taiwanese governmental authorities. If we fail to comply with the foregoing laws and regulations or any other applicable laws and regulations, we may incur liabilities.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting (“Management’s Report on Internal Control Over Financial Reporting”) in our Annual Report on Form 10-K each year. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting in the Form 10-K. Although our management and independent registered public accounting firm have concluded that no material weaknesses in our internal control over financial reporting existed as of June 30, 2008, and although we believe that we are taking adequate measures to ensure that we maintain an adequate internal control structure and procedures for financial reporting, we can not assure you that this will be the case in future periods.

The acquisition of OCP further increased the need to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 as of June 30, 2008. As a result of the acquisition of OCP, we have identified areas of internal control over financial reporting requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through a review. As a result, we expect to incur additional expenses and diversion of management’s time.

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

Substantially all of Oplink’s manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of

China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China’s central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

In July 2004, we purchased a building in Fremont, California, totaling approximately 51,000 square feet. The building is our headquarters and is used for administrative, sales and marketing, and research and development.

We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 667,000 square feet. Our facility in the Zhuhai Free Trade Zone is our principal manufacturing center and is also used for administration, research and development and employee living quarters.

In July 2006, we purchased a 10,000 square feet research and development facility in Wuhan, China. In June 2007, we further expanded the research and development facility in the same building by an additional 10,000 square feet and in September 2007, there was a further expansion of 39,000 square feet in the same building. We currently lease 20,000 square feet of our Wuhan facility to third parties.

We lease a total of approximately 45,000 square feet in Shanghai, China. Our Shanghai facilities are used for administration and research and development. The lease for our Shanghai facilities expires in July 2011. We also lease approximately 19,000 square feet in Calabasas, California. The lease expires in February 2010.

We also operate a research and development leased facility site in Hsinchu, Taiwan. This lease is for an 8,400 square feet facility and expires on December 31, 2012.

We believe that our current facilities will be adequate for our purposes for the foreseeable future. We believe that suitable replacement and additional spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

IPO Litigation

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

Plaintiffs filed amended complaints in the six focus cases on or about August 14, 2007. The case against Oplink is not a focus case. In September 2007, Oplink’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the focus cases and to appoint class representatives and class counsel in those cases. The focus case issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for class certification in December 2007. Judge Scheindlin denied the motions to dismiss on March 16, 2008; the deadline for the focus case defendants to answer the amended complaints has not yet been set. Due to the inherent uncertainties of litigation, we can not accurately predict the ultimate outcome of the litigation.

IPO 16(b) Claim

On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against Oplink as a nominal defendant. The complaint does not seek recovery of damages or other relief against Oplink. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of Oplink acted as a “group” by coordinating their efforts to undervalue the IPO price of Oplink and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of Oplink to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for Oplink’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. On February 28, 2008, Ms. Simmonds filed an Amended Complaint asserting substantially similar claims as those set forth in the initial complaint. At the initial status hearing on April 28, 2008, the Judge set a briefing schedule for motions to dismiss to be filed by the underwriters. Oplink has waived service and anticipates also filing a motion to dismiss. The Judge stayed discovery until the court rules on all motions to dismiss.

Oplink vs. O-Net Communications, et al.

On June 7, 2007, Oplink initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Oplink’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred Oplink’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against Oplink declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on Oplink’s patents, a judgment declaring that three patents held by Oplink are invalid, and an award of attorney’s fees and costs. On August 26, 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential Settlement Agreement resolving all claims at issue in the lawsuit. Pursuant to the Settlement Agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. The parties will jointly file with the court a stipulation dismissing all claims with prejudice following the satisfaction of certain conditions set forth in the Settlement Agreement.

Merlin Partners, LP vs. Optical Communication Products, Inc., et al.

On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of OCP purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement was subject to customary conditions, including court approval following notice to members of the settlement class. On May 5, 2008, after notice to the settlement class, the court held a hearing regarding the proposed settlement. At this hearing, the court approved the settlement and awarded attorney’s fees to plaintiff’s counsel to be paid by Oplink. The settlement resolves all claims that were or could have been brought on behalf of the proposed settlement class in the action settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith.

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

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low

Fiscal 2008:
Quarter ended June 30, 2008	$11.15	$9.15
Quarter ended March 31, 2008	$15.02	$8.65
Quarter ended December 31, 2007	$16.15	$13.86
Quarter ended September 30, 2007	$16.17	$12.38

Fiscal 2007:
Quarter ended June 30, 2007	$18.03	$13.85
Quarter ended March 31, 2007	$21.06	$15.47
Quarter ended December 31, 2006	$22.36	$19.00
Quarter ended September 30, 2006	$20.80	$14.28

As of August 29, 2008 there were approximately 61 stockholders of record and the closing sale price of our common stock was $13.14. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite and the NASDAQ Telecommunications Index for each of the last five fiscal years ended June 30, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparison in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oplink Communications, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 6/30/03 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

Use of Proceeds From Sales of Registered Securities

On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 2,250,714 shares of common stock, including the over-allotment shares, at an initial public offering price of $126.00 per share. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million. As of June 30, 2008, we had $142.1 million in cash, cash equivalents, short-term and long-term investments.

Repurchases of Equity Securities

During the fiscal year ended June 30, 2008, Oplink repurchased 2,748,565 shares of its common stock at an average price per share of $14.55, pursuant to a $40 million repurchase program approved by its Board of Directors and announced on August 27, 2007. The amount of repurchases effected during each fiscal month in the fiscal year are set forth in the table below.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that may yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Month	Purchased	(or Unit)	Plans or Programs	Plans or Programs

Months 1 — 3	0	—	0	0
(July 2 — September 30, 2007)
Month 4	1,363,184	$14.50	1,363,184	$20,233,832
(October 1 — October 28, 2007)
Month 5	651,699	$14.82	651,699	$10,575,653
(October 29 — November 25, 2007)
Month 6	705,604	$14.32	705,604	$471,404
(November 26 — December 30, 2007)
Month 7	28,078	$15.00	28,078	0
(December 31, 2007 — January 27, 2008)
Months 8 — 12	0	—	0	0
(January 28 — June 29, 2008)

Total	2,748,565	$14.55	2,748,565	0

On August 14, 2008, Oplink announced that its Board of Directors approved a new share repurchase program authorizing Oplink to repurchase up to $20 million of its common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not require Oplink to acquire a specific number of shares, and may be suspended from time to time or discontinued. The share repurchases will be funded from available working capital. There is no fixed termination date for the repurchase program.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of June 30, 2008 and 2007 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2005 and 2004 and the selected consolidated balance sheet data as of June 30, 2006, 2005 and 2004 are derived from audited financial statements not included in this Form 10-K. Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2008, 2007, 2006 and 2004 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$176,253	$107,499	$54,846	$34,355	$34,328

Cost of revenues:
Cost of revenues	140,539	78,588	39,121	24,709	22,736
Stock compensation expense	456	315	248	27	177

Total cost of revenues	140,995	78,903	39,369	24,736	22,913

Gross profit	35,258	28,596	15,477	9,619	11,415

Operating expenses:
Research and development:
Research and development	14,393	6,796	6,140	7,173	7,056
Stock compensation expense	1,022	618	557	2	448

Total research and development	15,415	7,414	6,697	7,175	7,504

Sales and marketing:
Sales and marketing	10,501	6,064	4,092	3,629	3,329
Stock compensation expense	1,001	733	580	84	53

Total sales and marketing	11,502	6,797	4,672	3,713	3,382

General and administrative:
General and administrative	14,268	7,102	6,300	6,160	6,619
Stock compensation expense	5,452	3,045	1,279	110	1,011

Total general and administrative	19,720	10,147	7,579	6,270	7,630

Impairment charge and other costs	626	—	—	322	—
Transitional costs for contract manufacturing, other charges and restructuring costs	2,285	216	(72)	—	452
Merger fees	5,618	1,451	—	(904)	—
In-process research and development	—	—	1,120	—	1,565
Amortization of goodwill, intangible and other assets	1,519	222	72	185	56

Total operating expenses	56,685	26,247	20,068	16,761	20,589

(Loss) income from operations	(21,427)	2,349	(4,591)	(7,142)	(9,174)
Interest and other income, net	7,518	9,666	7,030	4,591	2,665
Gain (loss) on sale of assets	2,305	(18)	(458)	(96)	68

(Loss) income before minority interest and provision for income taxes	(11,604)	11,997	1,981	(2,647)	(6,441)
Minority interest	5,891	1,418	30	—	—
Provision for income taxes	(1,045)	(241)	(73)	—	—

Net (loss) income	$(6,758)	$13,174	$1,938	$(2,647)	$(6,441)

Net (loss) income per share:
Basic	$(0.31)	$0.60	$0.09	$(0.13)	$(0.31)

Diluted	$(0.31)	$0.57	$0.09	$(0.13)	$(0.31)

Shares used in per share calculation:
Basic	21,533	22,071	21,353	21,153	20,783

Diluted	21,533	22,942	22,184	21,153	20,783

	June 30,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$142,081	$227,878	$188,280	$186,133	$190,443
Working capital	159,696	254,076	138,276	132,260	137,268
Total assets	268,740	368,389	237,955	228,273	232,941
Long-term liabilities	989	207	30	—	104
Total stockholders’ equity	$238,270	$269,775	$227,140	$218,571	$219,740

On November 7, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.

In June 2007, we acquired 58% of Optical Communications Products, Inc.’s (“OCP”) outstanding common stock with the remaining 42% being acquired in October 2007. As a result, fiscal 2008 had a full year of financial results from OCP while fiscal 2007 had one month of financial results from OCP.

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

On January 1, 2001, Oplink adopted a fiscal year which ends on the Sunday closest to June 30. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. For presentation purposes, Oplink will present each fiscal year as if it ended on June 30. June 29, 2008, July 1, 2007 and July 2, 2006 represent the Sunday closest to the years ended June 30, 2008, 2007 and 2006, respectively. Fiscal years 2008, 2007 and 2006 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this report.

Overview

Oplink Communications, Inc. (“We”, “Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. We are headquartered in Fremont, California and have manufacturing, design and research and development facilities in Zhuhai and Wuhan, China, in Taiwan and in Calabasas, California.

We began selling our products in 1996. Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and more recently, line transmission applications. Our addressable markets include long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

We offer our customers design, integration and optical manufacturing solutions (“OMS”) for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications. We also offer solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

The acquisition of Optical Communication Products, Inc. (“OCP”) has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that we can now offer our customers. Our transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Our transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

REVENUES.  We generate substantially all of our revenues from the sale of fiber optic components and subsystems. To date, excluding the products sold by OCP, we have developed over 300 standard products that are sold or integrated into customized solutions for our customers. Our products are generally categorized into the three following major groups: bandwidth creation products, which include wavelength expansion and optical amplification products; bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products; and transmission products. A significant proportion of our revenues are derived from our bandwidth creation products, which include our wavelength expansion products, in particular, multiplexers.

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

STOCK COMPENSATION EXPENSE.  Effective July 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) under the modified prospective application method. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

Our stock compensation is generally accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock was surrendered by an OCP executive officer. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007. The liability was settled for a cash consideration of $103,125 on January 2, 2008.

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan pursuant to the provisions of SFAS No. 123(R).

As of June 30, 2008, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $10.9 million which will be recognized over an estimated weighted average amortization period of 2.9 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2008 and 2007. At June 30, 2008, we also issued 19,784 stock awards with a total grant-date fair value of $266,000.

ACQUISITIONS.  On June 5, 2007, we consummated the acquisition from Furukawa Electric Co., Ltd. (“Furukawa”) of its majority interest in OCP. We acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares in common stock. The acquisition of the 58% of OCP’s outstanding shares of common stock was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) as disclosed in our Form 10-K for the year ended June 30, 2007.

In fiscal 2008, the preliminary accounting was updated, which resulted in an increase to the purchase price to $102.9 million from $99.7 million to include assumed liabilities of $3.2 million. The assumed liabilities are for costs incurred to close down OCP facilities that are no longer needed, costs incurred to reduce the number of employees, costs incurred as a result of change-in-control provisions for OCP executives and costs incurred to cancel pre-existing contracts. The liabilities incurred are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The allocation of the revised purchase price of $102.9 million was updated to reflect updated valuations for inventory and fixed assets and assumed liabilities as follows:

Net working capital	$87,235
Net fixed assets	3,696
Other net assets	2,951
Identifiable intangible assets	9,012

Total purchase price	$102,894

On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares in common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. The merger became effective immediately after the close of trading on October 31, 2007. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. Pursuant to the merger agreement, we paid $1.65 per share in cash, or approximately $79.4 million in the aggregate, to former holders of the 42% of OCP common stock not held by Oplink. In connection with the merger, we assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to the conversion terms stated in the merger agreement.

The acquisition of 48,107,148 shares of OCP common stock, which represented approximately 42% of OCP’s outstanding shares of common stock that Oplink did not already own has been accounted for as a business combination using the purchase method of accounting pursuant to SFAS No. 141. Assets acquired and liabilities assumed were recorded at their fair values as of October 31, 2007, which was the acquisition completion date.

The purchase price for the remaining 42% of OCP’s outstanding shares of common stock on October 31, 2007 that Oplink did not already own was comprised of (in thousands):

Cash	$79,379
Fair value of assumed vested stock options	910
Transaction costs	1,406

Total purchase price	$81,695

The purchase price for the remaining 42% stake in OCP was allocated to OCP’s net tangible and identifiable intangible assets based on their estimated fair values. Goodwill is recorded as a result of the excess of purchase price for the 42% of OCP’s outstanding common stock over the fair values of net tangible and identifiable intangible assets. The allocation of purchase price for the remaining 42% stake in OCP is shown below (in thousands):

Net working capital	$47,503
Net fixed assets	5,946
Other net assets	11,299
Identifiable intangible assets	6,692
Goodwill	10,255

Total purchase price	$81,695

Intangible assets are comprised of technology, trademarks and customer relationships. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 4 years and 6 years. Goodwill is tested for impairment at least annually or sooner whenever events or circumstances indicate that it may be impaired. Management believes that no impairment indicators currently exist. Management will continue to monitor goodwill for potential impairment indicators pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended
	June 30,	June 30,	June 30,
	2008	2007	2006

Net revenues	$176,253	$170,598	$120,655
Net (loss) income	$(12,104)	$(18,755)	$2,846
Net (loss) income per share
Basic	$(0.56)	$(0.82)	$0.13

Diluted	$(0.56)	$(0.82)	$0.12

Shares used in per share calculations
Basic	21,533	22,864	22,210

Diluted	21,533	22,864	23,041

Depreciation of fixed assets and amortization of intangible assets were adjusted to reflect the fair values of the assets. Minority interest was adjusted to reflect OCP becoming a wholly-owned subsidiary of Oplink at the beginning of each period presented. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if we and OCP had been a consolidated entity during the periods presented.

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

Depreciation and Amortization Expenses

Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and 5 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in process are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repairs and maintenance costs are charged to expense as incurred.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Europe, Asia and Canada. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, nor are we able to predict whether a customer experiencing financial difficulties will ultimately pay us the amounts owed. If the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances, which would negatively affect our operating results in that period. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience, which would positively increase our operating results in future periods.

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2008, 2007 and 2006. In such instances, our gross margins were positively impacted by the utilization of fully reserved inventory of $1.2 million, $1.3 million and $698,000 in fiscal 2008, 2007 and 2006, respectively, excluding any impact from OCP.

Impairment of Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our marketable securities may be classified as either held-to-maturity or available-for-sale as prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value based upon quoted market prices of the securities. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the fair value has been below the cost basis of the security, and our ability and intent to hold the security for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the security.

Long-Lived Asset Valuation

We evaluate the carrying value of long-lived assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal year 2008, a charge of $517,000 was recorded based upon an impairment analysis of the carrying amount of the purchased intangible assets related to the acquisition of F3. There was no impairment charge recorded in fiscal years 2007 and 2006.

Business Combination

We account for the acquisition of companies in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets with definite lives to expense over time and immediately expense in-process research and development costs, or IP R&D, at the time the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments.

Liabilities assumed as part of an acquisition are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).

On an on-going basis, SFAS No. 142 requires that we review and test goodwill and intangible assets with indefinite lives for impairment on at least an annual basis. We may be required to review and test for impairment more frequently if events or changes in circumstances indicate that the assets may be impaired.

Income Taxes

We account for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Effective July 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” See Note 12 — “Income Taxes” in the consolidated financial statements for additional information.

Stock Compensation

We account for stock compensation costs in accordance with SFAS No. 123(R) and apply the provisions of SAB 107. We utilize the Black-Scholes option valuation model to estimate the grant-date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for purchase rights under our employee stock purchase plan.

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

The application of SFAS No. 123(R) and SAB 107 may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

Loss Contingencies

We are or have been subject to proceedings, lawsuits and other claims. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5 “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates.

Results of Operations

For Each of the Years Ended June 30, 2008, 2007 and 2006

REVENUE

	Years Ended				Years Ended
	June 30,			Percentage	June 30			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Revenue	$176,253	$107,499	$68,754	64.0%	$107,499	$54,846	$52,653	96.0%

Revenues for the year ended June 30, 2008 increased by $68.8 million from the year ended June 30, 2007 mainly due to the acquisition of OCP, which accounted for $48.0 million or 70% of the increase in revenues. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. As a result, revenues for fiscal year 2008 included a full year of revenues from OCP while revenue for fiscal 2007 only included one month of revenue from OCP.

Oplink’s core revenues, which exclude any impact from the OCP acquisition, increased by $20.8 million for the year ended June 30, 2008 compared to the year ended June 30, 2007, primarily driven by higher unit shipments in all major product categories, being partially offset by declining average selling prices. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry.

We expect consolidated revenues in the first quarter of fiscal 2009 to be in the range of $38 million to $42 million. We expect this increase to result from the continued increase in unit shipments, partially offset by further declines in average selling prices, which is a characteristic of the industry.

Revenues for the year ended June 30, 2007 increased by $52.7 million from the year ended June 30, 2006 primarily due to increased unit shipments of our optical switching and routing products, in particular our ROADM optical switching and routing products to an existing customer. The increase in revenues from higher unit shipments was partially offset by decreases in the average selling prices of products during the fiscal year ended June 30, 2007 as compared to the fiscal year ended June 30, 2006. In addition, the acquisition of approximately 58% of OCP’s outstanding common stock accounted for $6.6 million or 12.5% of the increase in revenues in fiscal year 2007.

GROSS PROFIT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Gross profit	$35,258	$28,596	$6,662	23.3%	$28,596	$15,477	$13,119	84.8%
Gross profit margin	20.0%	26.6%			26.6%	28.2%

The increase in gross profit of $6.7 million for the year ended June 30, 2008 compared to the year ended June 30, 2007 was mainly due to higher revenues as a result of higher unit shipments, including shipments attributable to the acquisition of OCP, being partially offset by higher material costs, labor costs, and manufacturing overhead expenses associated with the higher unit shipments, and higher reserves and adjustments of $7.3 million which was primarily related to OCP inventories. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. As a result, OCP contributed a full year of gross profit for fiscal year 2008 while it contributed one month of gross profit for fiscal 2007. Our gross profit for the year ended June 30, 2008 was positively impacted by the sale of inventory that had been previously fully reserved of $1.2 million, compared to the sale of inventory that had been previously fully reserved of $1.3 million for the year ended June 30, 2007.

Our gross profit margin decreased for the year ended June 30, 2008 compared to the year ended June 30, 2007 due to higher material costs relative to revenues, which was driven by higher sales of lower margin OCP products and our ROADM optical switching and routing product for which the components are primarily obtained from third party vendors resulting in lower margin, $7.3 million of reserves and adjustments associated with OCP inventories, and higher labor costs and manufacturing expenses as a percentage of revenues. We expect our overall gross profit margin in the first quarter of fiscal 2009 to decrease slightly compared to the fourth quarter of fiscal 2008, due to expected higher sales of OCP products and ROADM optical switching and routing products which generally have lower gross profit margins and increased labor costs and manufacturing expenses in China relative to sales.

The increase in gross profit of $13.1 million for the year ended June 30, 2007 compared to the year ended June 30, 2006 was primarily due to a higher number of unit shipments, being partially offset by slightly higher production labor and manufacturing overhead expenses associated with the higher unit shipments. Our gross profit for the year ended June 30, 2007 was positively impacted by the sales of inventory that had been previously fully reserved of $1.3 million, compared to the sales of inventory for the year ended June 30, 2006 of inventory that had been previously fully reserved of $698,000.

Our gross profit margin decreased for the year ended June 30, 2007 compared to the year ended June 30, 2006 due to higher material costs relative to revenues, which was due to higher sales of lower margin ROADM optical switching and routing products.

RESEARCH AND DEVELOPMENT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Research and development	$15,415	$7,414	$8,001	107.9%	$7,414	$6,697	$717	10.7%

Research and development expenses increased by $8.0 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 and in October 2007, OCP became a 100% owned subsidiary of Oplink. Consequently, fiscal 2008 included a full year of research and development expenses from OCP while fiscal 2007 included one month of research and development expense from OCP. The acquisition of OCP accounted for $6.8 million or 85% of the increase in research and development expenses. In addition, higher salary expenses driven by increased research and development programs being undertaken at our research facilities in China and higher stock compensation expense associated with new stock option grants also contributed to the increase in research and development expenses.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. Therefore, we anticipate our research and development expenses, including stock compensation expenses, to increase slightly in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

Research and development expenses for the year ended June 30, 2007 compared to the year ended June 30, 2006 increased by $717,000. The increase was primarily attributable to the OCP acquisition which accounted for an increase in expense of $998,000. Excluding the impact from the OCP acquisition, research and development expenses declined as research and development programs were transitioned from higher cost facilities in the United States to lower cost facilities in China.

SALES AND MARKETING

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Sales and marketing	$11,502	$6,797	$4,705	69.2%	$6,797	$4,672	$2,125	45.5%

The increase in sales and marketing expenses of $4.7 million for the year ended June 30, 2008 compared to the year ended June 30, 2007 was primarily due to the acquisition of OCP which accounted for $3.2 million or 68% of the increase. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. As a result, fiscal 2008 had a full year of sales and marketing expenses from OCP while fiscal 2007 had one month of sales and marketing expense from OCP. In addition, higher salary expenses and stock compensation expenses associated with an increase in headcount, and increased travel costs further contributed to the increase in sales and marketing expenses for the year ended June 30, 2008. We expect our sales and marketing expenses, including stock compensation expense, to remain substantially unchanged in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

The increase in sales and marketing expense for the year ended June 30, 2007 compared to the year ended June 30, 2006 was primarily due to higher sales commission and personnel expense resulting from higher revenues and sales activity, as well as expenses resulting from the acquisition of F3 in Taiwan in the second quarter of fiscal 2006, the acquisition of Fibercom in Taiwan in the fourth quarter of fiscal 2006 and the acquisition of OCP in June 2007.

GENERAL AND ADMINISTRATIVE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

General and administrative	$19,720	$10,147	$9,573	94.3%	$10,147	$7,579	$2,568	33.9%

General and administrative expenses increased by $9.6 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. Therefore, the acquisition of OCP contributed a full year of general and administrative expenses in fiscal 2008 versus one month of general and administrative expense in fiscal 2007. The acquisition of OCP accounted for $8.0 million or 84% of total increase in general and administrative expenses. In addition, higher professional fees as a result of the OCP acquisition and higher legal fees associated with patent infringement litigation and the OCP acquisition further contributed to the increase. The increase in general and administrative expense for fiscal 2008 was partially offset by a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of existing stock options as a result of a change in the tax laws. We expect our general and administrative expenses for the first quarter of fiscal 2009, including stock compensation expense, to be slightly lower than the expenses in the fourth quarter of fiscal 2008, primarily driven by cost savings as a result of the continued integration of OCP into Oplink.

The increase in general and administrative expenses for the year ended June 30, 2007 compared to the year ended June 30, 2006 was due to higher stock compensation expense as a result of the granting of stock options, a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of an existing stock options as a result of a change in the tax laws and the acquisition of a 58% stake in OCP.

STOCK COMPENSATION EXPENSE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Stock compensation expense	$7,931	$4,711	$3,220	68.4%	$4,711	$2,664	$2,047	76.8%

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on July 1, 2005 (see Note 2 of the notes to the consolidated financial statements in Item 8). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

The increase in stock compensation expense of $3.2 million for the year ended June 30, 2008 compared to the year ended June 30, 2007 was due primarily to the OCP acquisition which increased stock compensation expenses by $2.5 million. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions. In addition, our acquisition of approximately 58% of OCP’s outstanding common stock in June 2007 and the acquisition of the remaining 42% of OCP’s outstanding common stock in October 2007 contributed a full year’s worth of stock compensation expense in fiscal 2008 versus a month of stock compensation expense in fiscal 2007. New grants associated with increased headcount and follow-on grants to existing employees also contributed to the increase in stock compensation expense.

The increases in stock compensation expense for the year ended June 30, 2007 compared to the year ended June 30, 2006 were due to the granting of additional stock options in fiscal 2007, a lower estimated forfeiture rate of our stock options based on an update to our historical experience of option pre-vesting cancellations and the timing of the grants, and the acquisition of a 58% majority stake in OCP.

Effective July 1, 2005, we adopted the provisions of SFAS No. 123(R) under the modified prospective application method. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Our stock compensation is generally accounted for as an equity instrument. In one instance, however, a grant of 62,500 shares of restricted stock was surrendered by an OCP executive officer and was settled for a cash consideration of $103,125 on January 2, 2008. The cash settlement was recorded as a liability on the consolidated balance sheet at June 30, 2007.

We expect our stock compensation expense in the first quarter of fiscal 2009 to remain largely unchanged from the fourth quarter of fiscal 2008.

IMPAIRMENT CHARGE AND OTHER COSTS.  In fiscal 2008, we noted impairment indicators that the carrying value of purchased intangible assets recorded in connection with the acquisition of F3 in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value in the consolidated statement of operations for the year ended June 30, 2008. We will continue to monitor for the potential existence of impairment indicators. There was no impairment charge during fiscal years 2007 or 2006.

In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), restructuring expenses of $109,000 were incurred during the year ended June 30, 2008, as a result of restructuring initiatives implemented at F3, a majority-owned subsidiary of Oplink.

TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING.  For the years ended June 30, 2008 and 2007, transitional costs for contract manufacturing of $2.3 million and $216,000 were incurred, respectively. The transitional charges are related primarily to estimated severance and retention payments, the relocation of certain fixed assets and product qualification costs associated with the transfer to China of the manufacturing of some of our products. We expect these costs to be significantly reduced during fiscal 2009 as all manufacturing transfer has been substantially completed during fiscal 2008.

MERGER FEES.  Merger fees for the year ended June 30, 2008 were $5.6 million and reflect costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fees.

Merger fees for the year ended June 30, 2007 were $1.5 million and relate primarily to investment banking fees, legal, public relations and additional board of directors’ expenses associated with Oplink’s acquisition of approximately 58% of OCP’s outstanding common stock in June 2007.

IN-PROCESS RESEARCH AND DEVELOPMENT.  There was no IP R&D expense recorded in fiscal 2008 and 2007. We recorded $1,120,000 as IP R&D expense in fiscal 2006 in connection with the acquisition of F3. The IP R&D consisted of both the IC chipset and computer plug-in hardware/software solutions developed for Skype, Google-Talk and other similar web-based software that enable free or low-cost voice communication over the internet (“VoIP”) or instant messaging (“VoIM”) through the regular office and household corded or cordless call devices.

The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective R&D projects, reduced by the portion of the net cash flows from the revenues attributable to core technology. The resulting cash flows were then discounted back to their present value using a discount rate of 45%. At the time of the acquisition, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisition of F3 was $1,120,000 and was charged to expense at the time of the acquisition.

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS.  Amortization expenses of intangible and other assets of approximately $3.3 million, $519,000 and $217,000 were recorded for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, representing charges incurred as a result of a two step acquisition process of OCP during fiscal 2007 and 2008 and the acquisitions of F3 during fiscal 2006. For fiscal years ended June 30, 2008, 2007 and 2006, $1.8 million, $297,000 and $145,000 of amortization of intangible and other assets were included in the cost of revenues, respectively. The increase in amortization expense was primarily attributable to the acquisition of OCP which increased the portfolio of intangible assets.

INTEREST AND OTHER INCOME, NET

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2008	2007	Change	Change	2007	2006	Change	Change
	(In thousands, except percentages)

Interest and other income, net	$7,518	$9,666	$(2,148)	(22.2)%	$9,666	$7,030	$2,636	37.5%

Interest income decreased by $2.1 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. The decrease was mainly due to lower yields on our investments and a lower average balance of cash and cash equivalents, short-term and long-term investments as a result of stock repurchases of $40 million and cash consideration of approximately $81 million used by Oplink to acquire the remaining 42% of OCP’s outstanding common stock in October 2007, being partially offset by cash contributed by OCP. The average rate of return for the years ended June 30, 2008, 2007 and 2006 was 4.4%, 4.9% and 3.8%, respectively.

GAIN (LOSS) ON SALE OF ASSETS.  We recorded a gain of $2.3 million and a loss of $18,000 on disposal of fixed assets for the years ended June 30, 2008 and 2007, respectively. In January 2008, OCP completed its sale to DS Ventures, LLC, of its property located in Woodland Hills, California. The transaction resulted in a gain on sale of assets of $1.6 million. In addition, in the third quarter of fiscal 2008, we recognized a gain on sale of manufacturing equipment of approximately $800,000. We incurred a loss of $458,000 for the year ended June 30, 2006 primarily due to charges from the re-measurement of assets held for sale at the lower of their carrying amount or fair value less cost to sell.

MINORITY INTEREST.  On June 5, 2007, we consummated the acquisition from Furukawa of Furukawa’s 58% interest in OCP. We acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. The 42% of OCP’s common stock not purchased by Oplink was recorded on the balance sheet as minority interest of $68.7 million at June 30, 2007.

On October 31, 2007, we completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that we did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink.

A minority interest income of $5.9 million and $1.4 million is recorded in Oplink’s consolidated statement of operations for the years ended June 30, 2008 and 2007, respectively, and primarily reflects the 42% minority share of OCP’s net loss between June 6, 2007 and October 31, 2007.

PROVISION FOR INCOME TAXES.  We have recorded a tax provision of $1,045,000, $241,000 and $73,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The increase in provision for income taxes for the year ended June 30, 2008 compared to the year ended June 30, 2007 was mainly due to alternative minimum taxes in the U.S. and increase in income in foreign jurisdictions. At June 30, 2008, we had approximately $96.2 million of federal and $60.3 million of state net operating loss carryforwards. Because of certain changes in ownership in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to Section 382 of the Internal Revenue Code. We may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses. Based on the available objective evidence at June 30, 2008, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $59.4 million has been recorded at June 30, 2008. Included in the June 30, 2008 valuation allowance is approximately $2.7 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

Accrued Transitional costs for Contract Manufacturing

A summary of accrued transitional costs for contract manufacturing and restructuring charges accrued in fiscal 2008, 2007 and 2006 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2006	$—	$—	$—
Liability assumed from OCP acquisition	1,232	—	1,232
Additional charge	216	—	216
Cash payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	$341	$—	$341

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, we incurred $2.3 million and $216,000 transitional costs for contract manufacturing for the years ended June 30, 2008 and 2007, respectively. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China are recorded in accordance with SFAS No. 146 and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits. We expect these costs to be significantly reduced during fiscal 2009 as all the manufacturing transfer was substantially completed during fiscal 2008.

Accrued Restructuring Costs

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

The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCPA. The restructuring was substantially complete by June 30, 2008.

During the year ended June 30, 2008, the manufacturing activity at OCPA was transferred to Oplink’s principal manufacturing facility in Zhuhai, China.

As part of the acquisition of OCP, we had recorded restructuring liabilities as of June 30, 2008 with a fair value of $370,000 in accordance with SFAS No. 141 and EITF 95-3. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. A summary of the acquisition related accrued liability is as follows (in thousands):

June 30,
2008

Accrued Restructuring
Severance benefits	$80
Other acquisition related costs	290

Total restructuring accruals	370
Less: current portion	370

Non-current portion	$—

The following table summarizes changes in accrued restructuring for the year ended June 30, 2008 (in thousands):

Year Ended
June 30,
2008

Accrued restructuring beginning balance	$—
Additions	3,183
Cash payments	(2,813)

Accrued restructuring ending balance	$370

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

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,323	$40,836	$48,943	$49,151

Cost of revenues:
Cost of revenues	28,040	37,464	37,841	37,194
Stock compensation expense	110	103	114	129

Total cost of revenues	28,150	37,567	37,955	37,323

Gross profit	9,173	3,269	10,988	11,828

Operating expenses:
Research and development:
Research and development	3,026	3,325	3,610	4,432
Stock compensation expense	255	245	256	266

Total research and development	3,281	3,570	3,866	4,698

Sales and marketing:
Sales and marketing	2,397	2,461	2,763	2,880
Stock compensation expense	266	247	239	249

Total sales and marketing	2,663	2,708	3,002	3,129

General and administrative:
General and administrative	3,109	3,141	3,614	4,404
Stock compensation expense	738	693	2,919	1,102

Total general and administrative	3,847	3,834	6,533	5,506

Transitional costs for contract manufacturing	451	547	532	755
Merger fees	—	(371)	4,568	1,421
Impairment charges and other costs	(69)	69	626	—
Amortization of intangible and other assets	419	433	401	266

Total operating expenses	10,592	10,790	19,528	15,775

Loss from operations	(1,419)	(7,521)	(8,540)	(3,947)
Interest and other income, net	853	1,513	2,093	3,059
(Loss) gain on sale of assets	(88)	2,433	(3)	(37)

Loss before minority interest and provision for income taxes	(654)	(3,575)	(6,450)	(925)
Minority interest	—	—	3,407	2,484
Provision for income taxes	(137)	(365)	(309)	(234)

Net (loss) income	$(791)	$(3,940)	$(3,352)	$1,325

Net (loss) income per share:
Basic	$(0.04)	$(0.19)	$(0.16)	$0.06

Diluted	$(0.04)	$(0.19)	$(0.16)	$0.06

Shares used in per share calculation:
Basic	20,700	20,633	21,617	23,182

Diluted	20,700	20,633	21,617	23,792

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,212	$27,620	$22,953	$19,714

Cost of revenues:
Cost of revenues	28,085	20,515	16,497	13,491
Stock compensation expense	106	69	75	65

Total cost of revenues	28,191	20,584	16,572	13,556

Gross profit	9,021	7,036	6,381	6,158

Operating expenses:
Research and development:
Research and development	2,432	1,364	1,429	1,571
Stock compensation expense	222	123	144	129

Total research and development	2,654	1,487	1,573	1,700

Sales and marketing:
Sales and marketing	1,941	1,461	1,280	1,382
Stock compensation expense	243	162	170	158

Total sales and marketing	2,184	1,623	1,450	1,540

General and administrative:
General and administrative	2,367	1,464	1,772	1,499
Stock compensation expense	965	641	717	722

Total general and administrative	3,332	2,105	2,489	2,221

Transitional costs for contract manufacturing	216	—	—	—
Merger fees	1,451	—	—	—
Amortization of intangible and other assets	117	35	35	35

Total operating expenses	9,954	5,250	5,547	5,496

(Loss) income from operations	(933)	1,786	834	662
Interest and other income, net	2,678	2,504	2,323	2,161
(Loss) gain on sale of assets	(10)	(8)	(2)	2

Income before minority interest and provision for income taxes	1,735	4,282	3,155	2,825
Minority interest	1,390	7	9	12
Provision for income taxes	(116)	(10)	(33)	(82)

Net income	$3,009	$4,279	$3,131	$2,755

Net income per share:
Basic	$0.13	$0.19	$0.14	$0.13

Diluted	$0.13	$0.19	$0.14	$0.12

Shares used in per share calculation:
Basic	22,524	22,202	22,000	21,557

Diluted	23,252	23,011	23,022	22,552

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $49.0 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan awards and warrants, through June 30, 2008. As of June 30, 2008, we had cash, cash equivalents and short-term and long-term investments of $142.1 million and working capital of $159.7 million.

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

In July 2008, we entered into a capital expenditure commitment in China of approximately $2.1 million which will be funded from available working capital. The majority of the total commitment is due before the fiscal year ending June 30, 2010. On August 12, 2008, our Board of Directors approved a new repurchase program, authorizing the repurchase up to $20 million of our common stock. The new repurchase plan replaced a former $40 million repurchase program, under which we had bought back all $40 million of stock through June 30, 2008. The new repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. There is no fixed termination date for the repurchase program. The share repurchase will be funded from available working capital. Consequently, the new repurchase plan and the capital expenditure commitment may result in a reduction in our cash, cash equivalents, short-term and long-term investments in fiscal 2009 compared to fiscal 2008.

Fiscal 2008

Our operating activities provided $7.7 million of cash in fiscal 2008 as a result of a net loss of $6.8 million for the period adjusted by $10.4 million in non-cash depreciation and amortization charges, $7.9 million in non-cash stock-based compensation expense, and $7.3 million in provision for excess and obsolete inventory, being partially offset by other non-cash items of $1.7 million, minority interest in loss of consolidated subsidiaries of $5.9 million, and a decrease in cash of $3.5 million as a result of a net change in assets and liabilities.

The increase in net assets and liabilities was mainly due to an increase of $3.1 million in inventories and a decrease of $5.3 million in accrued liabilities, being partially offset by decreases in accounts receivable of $1.7 million, prepaid expenses and other current assets of $2.0 million, respectively, and an increase in accounts payable of $1.0 million.

Accounts receivable generated $1.7 million of cash primarily driven by the slight improvement in collection. Days sales outstanding (“DSOs”) at the end of the fiscal years ended June 30, 2008 and 2007 were 71 days and 82 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if customers delayed their payments or if we offered extended payment terms to our customers.

Inventories used $3.1 million of cash during the fiscal 2008 mainly due to increased number of unit sales and associated purchases of inventories required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers and our forecast of demand for these products. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another in relation to changes in the level of sales.

Prepaid expenses and other current assets decreased and therefore generated $2.0 million in cash, largely due to cash received from an income tax refund, interest income being paid out to us from our investment portfolio, and lower interest income receivable as a result of lower cash balance.

Accounts payable generated $1.0 million of cash as a result of higher inventory purchases driven by higher anticipated sales in the first quarter of fiscal 2009.

Accrued liabilities consumed $5.3 million of cash in fiscal 2008 mainly due to payments associated with the acquisition of OCP.

Our investing activities used $10.5 million of cash primarily due to $81.4 million in cash consideration given to purchase the remaining 42% of the outstanding shares of OCP common stock, purchase of marketable investment securities of $178.2 million, $8.0 million in property and equipment purchases, and an investment of $400,000 in a start-up company, being partially offset by sales or maturities of investment of $225.2 million and sales of property and equipment of $27.3 million primarily as a result of the acquisition of OCP, and the sale of OCP’s investment in Stratalight of $5.0 million. We anticipate capital expenditure in fiscal 2009 to be approximately $6.0 million.

Our financing activities used cash of $36.9 million in fiscal 2008 due to cash usage of $40.0 million for the repurchase of our common stock, partially offset by $3.1 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and purchases of our common stock through our employee stock purchase plan.

Fiscal 2007

Our operating activities provided $12.7 million of cash in fiscal 2007 which consisted of net income of $13.2 million, $5.4 million in non-cash depreciation and amortization charges, $4.7 million in non-cash stock-based compensation expense and $630,000 in other non-cash expenses being partially offset by minority interest of $1.4 million and $9.9 million increase in net assets and liabilities.

The increase in net assets and liabilities was primarily the result of an increase of $12.2 million in accounts receivable, an increase in inventories of $1.2 million being partially offset by an increase in accounts payable of $2.3 million.

Accounts receivable used $12.2 million of cash primarily due to higher shipments in every quarter in fiscal 2007 compared to the corresponding quarters in fiscal 2006, excluding the impact from the OCP acquisition. The OCP acquisition contributed $6.6 million in shipments between June 6, 2007 and June 30, 2007. DSOs at the end of the fiscal years ended June 30, 2007 and 2006 were 82 days and 68 days, respectively. The increase in DSOs is attributable primarily to the OCP acquisition having a back-ended impact on accounts receivable balances. Excluding the impact from the OCP acquisition, DSOs would have been 71 days.

Inventories used $1.2 million of cash during fiscal 2007 primarily due to increased volumes of unit sales and associated purchases of inventory required to meet customer demand. Excluding the acquisition of the 58% stake in OCP, inventory turns in fiscal 2007 for Oplink had improved compared to fiscal 2006. Inventory turns had deteriorated with the acquisition of the 58% stake in OCP in the fourth quarter of fiscal 2007.

Accounts payable increased and therefore provided $2.3 million of cash in fiscal 2007 primarily due to a higher level of inventory purchases.

Our investing activities produced cash of $82.5 million in fiscal 2007. Net cash generated in investing activities in fiscal year ended June 30, 2007 was primarily due to sales or maturities of investments of $211.3 million partially offset by purchases of investments of $122.3 million for a net increase of $89.0 million in preparation of the acquisition of a 58% stake in OCP. The acquisition of a 58% stake in OCP resulted in $84.2 million in cash consideration and $649,000 of transaction costs being paid out being partially offset by the $81.4 million in cash and cash equivalents that was on OCP’s balance sheet at June 5, 2007 for a net cash outlay of $3.4 million. We also paid $500,000 in connection with the acquisition of the assets of Fibercom Optics Communication Corp in fiscal 2007. The acquisition of property and equipment used $2.6 million of cash in fiscal 2007.

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

Accounts receivable used $6.0 million of cash primarily due to higher shipments during the last quarter of the fiscal year ended June 30, 2006 compared to the last quarter of the fiscal year ended June 30, 2005. DSOs at the end of the fiscal years ended June 30, 2006 and 2005 were 68 days and 73 days, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements and have never established any special purpose entities. We have not entered into any options on non-financial assets.

Contractual Obligations

Our contractual obligations as of June 30, 2008 have been summarized below (in thousands):

	Contractual Obligations Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 years

Purchase obligations	$17,520	$17,520	$—	$—	$—
Operating leases	1,052	612	327	113	—
Capital expenditure	2,143	—	2,122	21

Total	$20,715	$18,132	$2,449	$134	$—

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU

Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect that SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current views of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not believe that the adoption of SAB No. 110 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business combinations completed on or after the date of adaption. We have not yet evaluated the impact of SFAS No. 141R on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option and purchase accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

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

As of June 30, 2008, all of our short-term investments were in high quality corporate bonds and government and government agency debt securities, and our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. As of June 30, 2008, we had $67,000 gross unrealized losses on our investments classified as held-to-maturity primarily due to changes in market interest rates and current credit market condition. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. However, liquidating investments before maturity could have a material impact on our interest earnings. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2007
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$35,798	1.1%	$12,289	5.2%
Cash equivalents — fixed rate	19,933	0.0%	4,137	5.3%
Short-term investments — variable rate	8,615	2.9%	154	2.2%
Short-term investments — fixed rate	41,462	2.0%	73,146	5.0%
Long-term investments — variable rate	5,003	2.4%	—	0.0%
Long-term investments — fixed rate	15,000	3.0%	42,978	8.1%

Total	$125,811		$132,704

	Expected Fiscal Year Maturity Date
	2009	2010	Total	Fair Value

Long-term investments — variable rate	$—	$5,003	$5,003	$4,999
Long-term investments — fixed rate	—	15,000	15,000	14,951
Average interest rate		2.8%	2.8%

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

As of June 30, 2008, Renminbi appreciated by 10% against the U.S. dollar compared to June 30, 2007. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.

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

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are set forth beginning on page F-1 at the end of this report. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2008, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2008, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Oplink Communications, Inc. and its subsidiaries maintained effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008 and the related financial statement schedule and our report dated September 12, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
September 12, 2008

Part III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “Election of Directors,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Corporate Governance and Information Regarding the Board and its Committees” in the proxy statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) to be filed with the SEC within 120 days after June 29, 2008, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2008 Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2008 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2008 Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the in the section of our 2008 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3. Exhibits

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Merger by and among Oplink Communications, Inc, Oplink Acquisition Corporation and Optical Communication Products, Inc, dated as of June 19, 2007.
3	.1(2)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(2)	Bylaws of Oplink.
3	.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3	.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3	.5(5)	Amendment to Bylaws of Oplink Communications, Inc.
4	.1(3)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.1(2)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.2(2)*	Oplink’s 2000 Equity Incentive Plan.
10	.3(2)*	Oplink’s 2000 Employee Stock Purchase Plan.
10	.4(2)*	Oplink’s 1998 Stock Plan.
10	.5(2)*	Oplink Form of Indemnity Agreement.
10	.6(4)*	Form of Stock Option Agreement between Oplink and Chieh Chang, and Leonard LeBlanc.
10	.7(6)*	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.8(7)	Stock Purchase Agreement between Oplink Communications, Inc. and The Furukawa Electric Co., Ltd. dated April 22, 2007.
10	.9(8)*	Form of Executive Corporate Event Agreement for River Gong, Thomas P. Keegan, Peter Lee, Stephen Wells, Yanfeng Yang and Shirley Yin.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2**	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Form 8-K filed on June 25, 2007 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 No. 333-41506, as amended, filed on September 20, 2000 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 2008.

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

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2008

/s/ Shirley Yin Shirley Yin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2008

/s/ Leonard J. LeBlanc Leonard J. LeBlanc	Chairman of the Board	September 12, 2008

/s/ Chieh Chang Chieh Chang	Director	September 12, 2008

/s/ Jesse W. Jack Jesse W. Jack	Director	September 12, 2008

/s/ Hua Lee Hua Lee	Director	September 12, 2008

Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 12 to the consolidated financial statements, on July 1, 2007 the Company changed its method of accounting for uncertain tax position as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2008 expressed an unqualified opinion thereon.

/s/   Burr, Pilger & Mayer LLP

San Jose, California
September 12, 2008

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$72,001	$111,600
Short-term investments	50,077	73,300
Accounts receivable, net	34,200	34,795
Inventories	27,950	35,427
Net assets held for sale	—	22,200
Prepaid expenses and other current assets	4,949	6,412

Total current assets	189,177	283,734
Long-term investments	20,003	42,978
Property, plant and equipment, net	34,206	28,907
Goodwill and intangible assets, net	23,487	7,421
Other assets	1,867	5,349

Total assets	$268,740	$368,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,014	$14,604
Accrued liabilities	11,756	13,509
Income tax payable	1,000	311
Accrued transitional costs for contract manufacturing	341	1,234
Restructuring accrual	370	—

Total current liabilities	29,481	29,658
Non-current liabilities	989	207

Total liabilities	30,470	29,865

Commitments and contingencies (Note 15)
Minority interest	—	68,749

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,729,935 and 23,167,521 shares issued and outstanding as of June 30, 2008 and 2007, respectively	21	23
Additional paid-in capital	449,492	478,615
Accumulated other comprehensive income	8,256	3,112
Accumulated deficit	(219,499)	(211,975)

Total stockholders’ equity	238,270	269,775

Total liabilities and stockholders’ equity	$268,740	$368,389

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$176,253	$107,499	$54,846

Cost of revenues:
Cost of revenues	140,539	78,588	39,121
Stock compensation expense	456	315	248

Total cost of revenues	140,995	78,903	39,369

Gross profit	35,258	28,596	15,477

Operating expenses:
Research and development:
Research and development	14,393	6,796	6,140
Stock compensation expense	1,022	618	557

Total research and development	15,415	7,414	6,697

Sales and marketing:
Sales and marketing	10,501	6,064	4,092
Stock compensation expense	1,001	733	580

Total sales and marketing	11,502	6,797	4,672

General and administrative:
General and administrative	14,268	7,102	6,300
Stock compensation expense	5,452	3,045	1,279

Total general and administrative	19,720	10,147	7,579

Impairment charge and other costs	626	—	—
Transitional costs for contract manufacturing and other costs	2,285	216	(72)
Merger fees	5,618	1,451	—
In-process research and development	—	—	1,120
Amortization of intangible and other assets	1,519	222	72

Total operating expenses	56,685	26,247	20,068

(Loss) income from operations	(21,427)	2,349	(4,591)
Interest and other income, net	7,518	9,666	7,030
Gain (loss) on sale of assets	2,305	(18)	(458)

(Loss) income before provision for income taxes	(11,604)	11,997	1,981
Minority interest	5,891	1,418	30
Provision for income taxes	(1,045)	(241)	(73)

Net (loss) income	$(6,758)	$13,174	$1,938

Net (loss) income per share:
Basic	$(0.31)	$0.60	$0.09

Diluted	$(0.31)	$0.57	$0.09

Shares used in per share calculation:
Basic	21,533	22,071	21,353

Diluted	21,533	22,942	22,184

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid in	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at June 30, 2005	21,251,873	$21	$445,612	$—	$(37)	$62	$(227,087)	$218,571
Exercise of stock options	180,433	1	1,959	—	—	—	—	1,960
Issuance of common stock from ESPP	90,931	—	803	—	—	—	—	803
Repurchase of common stock	(1,248)	—	—	(11)	—	—	—	(11)
Reclassification of deferred stock compensation balance	—	—	(37)	—	37	—	—	—
Stock compensation	—	—	2,672	—	—	—	—	2,672
Tax benefit arising from disqualifying dispositions of stock options	—	—	21	—	—	—	—	21
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,938	1,938
Change in cumulative translation adjustments	—	—	—	—	—	1,293	—	1,293
Change in unrealized loss on investments	—	—	—	—	—	(107)	—	(107)

Total comprehensive income								3,124

Balance at June 30, 2006	21,521,989	22	451,030	(11)	—	1,248	(225,149)	227,140
Exercise of stock options	672,577	—	7,497	—	—	—	—	7,497
Issuance of common stock from ESPP	115,697	—	1,053	—	—	—	—	1,053
Issuance of common stock option in connection with acquisition	857,258	1	14,216	—	—	—	—	14,217
Retirement of treasury stock	—	—	(11)	11	—	—	—	—
Stock compensation	—	—	4,608	—	—	—	—	4,608
Tax benefit arising from disqualifying dispositions of stock options	—	—	222	—	—	—	—	222
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,174	13,174
Change in cumulative translation adjustments	—	—	—	—	—	1,812	—	1,812
Change in unrealized gain on investments	—	—	—	—	—	52	—	52

Total comprehensive income								15,038

Balance at June 30, 2007	23,167,521	23	478,615	—	—	3,112	(211,975)	269,775
Exercise of stock options	175,992	1	2,043	—	—	—	—	2,044
Issuance of common stock from ESPP	115,494	—	1,083	—	—	—	—	1,083
Issuance of common stock options in connection with acquisition	—	—	910	—	—	—	—	910
Repurchase and retirement of common stock	(2,748,565)	(3)	(39,997)	—	—	—	—	(40,000)
Forfeiture of restricted stock	(291)	—	—	—	—	—	—	—
Stock compensation	19,784	—	6,769	—	—	—	—	6,769
Tax benefit arising from disqualifying dispositions of stock options	—	—	69	—	—	—	—	69
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	(766)	(766)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(6,758)	(6,758)
Change in cumulative translation adjustments	—	—	—	—	—	5,121	—	5,121
Change in unrealized gain on investments	—	—	—	—	—	23	—	23

Total comprehensive loss								(1,614)

Balance at June 30, 2008	20,729,935	$21	$449,492	$—	$—	$8,256	$(219,499)	$238,270

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(6,758)	$13,174	$1,938
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,107	4,918	6,169
Amortization of intangible and other assets	3,342	519	217
Stock compensation expense	7,931	4,711	2,664
Inventory charges	7,274	—	—
Amortization of (discount) premium on investments	(687)	112	241
(Gain) loss on sale or disposal of assets	(2,305)	18	458
In-process research and development	—	—	1,120
Impairment charge and other costs	626	—	—
Transitional costs of contract manufacturing and other costs	—	216	(72)
Minority interest in loss of consolidated subsidiaries	(5,891)	(1,418)	(30)
Tax benefit arising from disqualifying dispositions of stock options	69	222	21
Other	556	61	(1)
Change in assets and liabilities:
Accounts receivable	1,736	(12,185)	(6,024)
Inventories	(3,090)	(1,236)	(328)
Prepaid expenses and other current assets	2,041	203	(403)
Other assets	109	775	156
Accounts payable	1,001	2,331	487
Accrued liabilities and accrued restructuring costs	(5,342)	244	(830)

Net cash provided by operating activities	7,719	12,665	5,783

Cash flows from investing activities:
Purchases of available-for-sale investments	(148,547)	(59,625)	(46,030)
Sales and maturities of available-for-sale investments	130,540	83,741	63,266
Purchases of held-to-maturity investments	(29,623)	(62,633)	(77,285)
Sales and maturities of held-to-maturity investments	94,700	127,540	37,000
Proceeds from sales of property and equipment	27,338	12	130
Purchases of property, plant and equipment	(8,014)	(2,635)	(1,662)
Sales of cost investments	5,000	—	—
Purchases of cost investments	(400)	—	—
Acquisition of businesses, net of cash acquired	(81,445)	(3,917)	(5,871)

Net cash (used in) provided by investing activities	(10,451)	82,483	(30,452)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,127	8,550	2,763
Repurchase of common stock	(40,000)	—	(11)

Net cash (used in) provided by financing activities	(36,873)	8,550	2,752

Effect of exchange rate changes on cash	6	46	63
Net (decrease) increase in cash and cash equivalents	(39,599)	103,744	(21,854)
Cash and cash equivalents, beginning of year	111,600	7,856	29,710

Cash and cash equivalents, end of year	$72,001	$111,600	$7,856

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$531	$138	$25

Cash paid during the period for interest	$—	$18	$—

Supplemental non-cash investing and financing activities:
Issuance of common stock and options in connection with acquisitions	$910	$14,217	$—

Change in unrealized gain (loss) on investments	$23	$52	$(107)

Tax liability arising from the adoption of FIN 48	$766	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY:

The Company

Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai and Wuhan, China, in Taiwan and in Calabasas, California.

Oplink began selling its products in 1996. The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and more recently, line transmission applications. Oplink’s addressable markets include long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

Oplink offers its customers design, integration and optical manufacturing solutions (“OMS”) for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications. Oplink also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

The acquisition of Optical Communication Products, Inc. (“OCP”) has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as the well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Oplink’s transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

Risks and uncertainties

There are a number of risks and certainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, the potential for a downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible reductions in customer orders, the Company’s reliance upon third parties to supply components and materials for its products, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry, and other risks detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (“SEC”).

Fiscal year

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. June 29, 2008, July 1, 2007 and July 2, 2006 represent the Sunday closest to the period ended June 30, 2008, 2007 and 2006, respectively. Fiscal 2008, 2007 and 2006 are 52-week fiscal years.

Reclassifications

Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income (loss).

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of OCP Asia and OCP UK, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

On November 7, 2005, the Company announced a one-for-seven reverse split of its common stock. The effective date of the reverse stock split was November 9, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $72,000 and $171,000 at June 30, 2008 and 2007, respectively.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

The Company derives its revenues from the sale of fiber optic subsystems and components. Revenues from product sales is generally recognized upon shipment of the product or customer acceptance, which ever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectability is reasonably assured. Revenues associated with contract-related cancellation payments from customers is recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectability of the cancellation payments is determined to be reasonably assured.

Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues is recognized based on the Company’s historical experience.

Amounts billed to customers for shipping and handling are included in cost of revenues.

The Company records sales taxes accrued and collected on sales of its products in accrued liabilities on its consolidated balance sheets.

Foreign currency translations

The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenues and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation and foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and are immaterial for all periods presented.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company’s cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government and non-government debt securities are maintained with three high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company’s accounts receivable are derived from revenues earned from customers located in the United States, Europe, Asia and Canada. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2008	2007	2006

Customer A	25%	33%	*
Customer B	14%	12%	21%
Customer C	*	*	12%

*	Less than 10%.

At June 30, 2008, two customers accounted for 26% and 15% of total accounts receivable, respectively. At June 30, 2007, three customers accounted for 25%, 17% and 12% of total accounts receivable, respectively.

The Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers.

Substantially all of Oplink’s manufacturing operations are located in China and are subject to laws and regulations of China.

Inventories

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are derived from revenues earned from customers located in the United States, Europe, Asia and Canada. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. If the condition or circumstances of the Company’s customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company’s estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Assets held for sale, which include land and buildings, is recorded at the lower of cost or fair value (see note 7). Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and five years are used for manufacturing and engineering equipment. Estimated useful lives of three to five years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in process are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repairs and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

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

During fiscal 2008, the Company noted that the carrying value of purchased intangible assets in connection with the acquisition of F3 Inc. in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded in the consolidated statement of operations for the year ended June 30, 2008 based on the amounts by which the carrying amounts of these assets exceeded their fair value. There was no impairment charge during fiscal years 2007 and 2006.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of technology, trade name, backlog and customer relationships. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from one year to six and a half years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Accrued transitional costs for contract manufacturing

On November 1, 2006, OCP, a wholly-owned subsidiary of Oplink as of October 31, 2007, reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to manufacture certain of its product lines in China beginning July 2007. In connection with the outsourcing, a restructuring liability of $1.2 million was accrued on Oplink’s consolidated balance sheet at June 30, 2007 primarily for estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets associated with the manufacturing of certain of OCP’s product lines pursuant to SFAS No. 146,

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.” The Company recorded an expense for accrued transitional costs for contract manufacturing of $2.3 million and $216,000 for the years ended June 30, 2008 and 2007, respectively. The restructuring has been substantially completed as of June 30, 2008 (see Note 4).

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

There was an income tax receivable of $33,000 and income tax payable of $1.8 million at June 30, 2008. At June 30, 2007, there was an income tax receivable and payable of $726,000 and $311,000, respectively.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on July 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Upon adoption of FIN No. 48 on July 1, 2007, the Company recognized a cumulative effect adjustment of $766,000, increasing its income tax liability for unrecognized tax benefits, and increasing the July 1, 2007 accumulated deficit balance. The impact on adoption of FIN 48 is more fully described in Note 12, “Income Taxes.”

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended June 30, 2008, 2007, and 2006 were immaterial.

Stock compensation

Summary

Effective July 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effect of recording stock compensation for the three years ended June 30, 2008, 2007 and 2006 was as follows (in thousands, except per share data):

	Years Ended June 30,
	2008	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$7,011	$4,252	$2,227
Restricted stock awards	266	83	—
Employee stock purchase plan	654	376	445
Net change of amounts capitalized as inventory	—	—	(8)

Total stock-based compensation	7,931	4,711	2,664
Tax effect on stock-based compensation	—	—	—

Net effect on net (loss) income	$7,931	$4,711	$2,664

Effect on net (loss) income per share:
Basic	$(0.37)	$(0.21)	$(0.12)

Diluted	$(0.37)	$(0.21)	$(0.12)

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

During the years ended June 30, 2008, 2007 and 2006, the Company granted 1,465,632, 594,912 and 1,075,567 stock options, respectively, with an estimated total grant-date fair value of $7.4 million, $4.6 million and $8.7 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the years ended June 30, 2008, 2007 and 2006 not expected to vest was $1.2 million, $620,000 and $2.5 million, respectively.

As of June 30, 2008, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $10.9 million which will be recognized over an estimated weighted average amortization period of 2.9 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2008 and 2007. During the year ended June 30, 2008, the Company also issued 19,784 stock awards with a total grant-date fair value of $266,000.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended June 30
	2008	2007	2006

Risk-free interest rate	3.35%	4.73%	4.73%
Expected term	4.5 years	4.6 years	4.7 years
Expected dividends	0%	0%	0%
Volatility	46%	48%	47%

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended June 30
	2008	2007	2006

Risk-free interest rate	2.87%	4.83%	4.44%
Expected term	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%
Volatility	48%	47%	45%

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the stock option plans was $5.05, $7.96 and $8.12 per share for the years ended June 30, 2008, 2007 and 2006, respectively. The weighted-average fair value of the purchase rights under Oplink’s employee stock purchase plan was $2.66, $6.36 and $4.70 per share for the years ended June 30, 2008, 2007 and 2006, respectively.

Equity Incentive Program

Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of June 30, 2008, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2005	4,790,277	3,063,489	$14.5481
Options granted	(1,075,567)	1,075,567	17.7316
Options exercised	—	(180,433)	10.8641
Options canceled	317,294	(317,294)	19.5404
Expired(1)	(5,837)	—	—

Balance, June 30, 2006	4,026,167	3,641,329	15.2351
Options authorized during fiscal 2007	665,768	—	—
Options granted	(594,912)	594,912	17.4252
Options exercised	—	(672,577)	11.1323
Options canceled	114,428	(114,428)	16.4818

Balance, June 30, 2007	4,211,451	3,449,236	16.3067
Additional options and awards authorized	598,413	—	—
Options and awards granted(2)	(1,485,366)	1,465,632	11.8119
Converted from OCP options(3)	(594,679)	594,679	28.3498
Options exercised	—	(175,992)	11.6157
Options canceled	1,244,988	(1,244,988)	23.0357
Expired(4)	(413,747)	—	—

Balance, June 30, 2008	3,561,060	4,088,567	$14.6000

(1)	The Company’s 1995 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

(2)	The number of options and awards granted in the year ended June 30, 2008 include 19,734 stock awards.

(3)	In connection with the acquisition of OCP, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.

(4)	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled are not available for future grant.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding at June 30, 2008				Options Vested and Exercisable at June 30, 2008
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
		(In years)		(In thousands)		(In years)		(In thousands)

$ 0.0001 - $ 2.00	16,364	0.6	$0.92	$153	16,364	0.6	$0.92	$153
$ 3.0001 - $ 5.00	485,834	4.1	4.60	2,748	485,834	4.1	4.60	2,748
$ 5.0001 - $ 10.00	409,287	4.2	6.00	1,746	409,287	4.2	6.00	1,746
$10.0001 - $ 11.00	665,277	9.1	10.10	119	121,539	6.8	10.13	26
$11.0000 - $ 13.00	400,114	8.9	12.22	—	77,095	6.5	12.54	—
$13.0001 - $ 15.00	627,301	8.3	13.46	—	166,143	6.2	13.75	—
$15.0001 - $ 17.00	93,954	8.4	16.94	—	39,207	8.2	16.88	—
$17.0001 - $ 19.00	378,878	6.3	18.05	—	236,359	5.4	18.06	—
$19.0001 - $ 20.00	97,650	7.8	19.64	—	47,788	7.4	19.59	—
$20.0001 - $ 21.00	759,105	8.0	20.24	—	378,312	7.9	20.25	—
$21.0001 - $ 37.00	77,678	2.6	31.09	—	77,108	2.5	31.11	—
$40.0001 - $158.00	77,125	2.3	88.19	—	77,125	2.3	88.19	—

	4,088,567	7.1	$14.60	$4,766	2,132,161	5.4	$14.97	$4,672

Vested and expected to vest	3,732,805	6.7	$11.47	$4,750

As of June 30, 2007 and 2006, options to purchase 2,000,366 and 2,095,338 shares at weighted average exercise prices of $15.82 and $14.89 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.26 as of June 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 was 1,015,380. The total intrinsic value of options exercised during the years ended June 30, 2008, 2007 and 2006 was $517,000, $6.2 million and $1.1 million, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the years ended June 30, 2008, 2007 and 2006 was approximately $2.0 million, $7.5 million and $2.0 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the years ended June 30, 2008, 2007 and 2006 was $654,000, $368,000 and $445,000, respectively. 115,494, 115,697 and 90,931 shares were purchased under the employee stock purchase plan during the years ended June 30, 2008, 2007 and 2006.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the authorized number of shares of common stock will be increased on that date. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.

Stock compensation related to OCP stock recorded in fiscal 2007

From June 6, 2007, which is the date that OCP became a majority-owned subsidiary of Oplink, to June 30, 2007, OCP recorded stock compensation expense of $160,000 related to employee stock option awards granted from June 6, 2007 to June 30, 2007 and the amortization of previously granted OCP stock options. There were 15,288,969 stock options to purchase OCP common stock available for grant as of June 30, 2007 pursuant to OCP’s 2000 Stock Incentive Plan.

Employee Stock Purchase Plan

OCP had an employee stock purchase plan of which a total of 322,818 shares were available for future issuance under the plan at June 30, 2007. No shares were issued between June 6, 2007 and June 30, 2007 pursuant to this plan. The June 6th date reflects the date that OCP became a majority-owned subsidiary of Oplink. Stock-based compensation expense in the amount of $8,000 was recorded in the consolidated statement of operations related to the amortization of stock purchase rights granted prior to June 5, 2007. $8,000 in compensation cost is related to the employee stock purchase plan as a result of the acquisition of the 58% majority stake in OCP on June 5, 2007.

Restricted Stock Awards

There were no restricted stock awards issued by OCP from the date it became a majority-owned subsidiary of Oplink through June 30, 2007. An expense of $83,000 was recorded for restricted stock awards that had previously been awarded by OCP but were amortized in the period from June 6 to June 30, 2007.

In June 2007, a grant of 62,500 shares of restricted stock awards was surrendered by an OCP executive officer and was settled for a cash consideration of $103,125 on January 2, 2008.

On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. The merger was approved on October 31, 2007 by OCP shareholders holding more than two thirds of OCP common stock not held by Oplink. As a result of the merger, OCP became a wholly-owned subsidiary of Oplink. In connection with the merger, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. As a result of the assumption of OCP stock options, $910,000 in additional paid-in-capital was included in the purchase price of OCP. OCP’s stock option plans were retired with the consummation of the merger. During the one month period from October 1, 2007 to October 31, 2007, the intrinsic value of OCP options exercised, the cash received from the exercise of OCP options and the grant-date fair value of OCP options issued pursuant to OCP stock option plans, was not material. However, the acquisition of OCP by Oplink triggered the accelerated vesting of OCP stock options pursuant to change-in-control provisions resulting in a stock compensation expense of $2.1 million being recorded in the statement of operations for the year ended June 30, 2008.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and changes in unrealized gains and losses on investments, net of taxes. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity. The balance of accumulated other comprehensive income is as follows (in thousands):

	June 30,
	2008	2007

Accumulated other comprehensive income:
Cumulative translation adjustment	$8,244	$3,123
Unrealized gain (loss) on investments, net	12	(11)

	$8,256	$3,112

Net (loss) income per share

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

	Years Ended June 30,
	2008	2007	2006

Numerator:
Net (loss) income	$(6,758)	$13,174	$1,938

Denominator:
Weighted average shares outstanding — basic	21,533	22,071	21,353
Effect of dilutive potential shares	—	871	831

Weighted average shares outstanding — diluted	21,533	22,942	22,184

Net (loss) income per share — basic	$(0.31)	$0.60	$0.09

Net (loss) income per share — diluted	$(0.31)	$0.57	$0.09

Antidilutive stock options not included in net income (loss) per share calculation	4,089	1,600	2,184

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently issued accounting standards

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect that SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact of FSP No. 142-3 on its consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current views of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not believe that the adoption of SAB No. 110 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values. This replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. In addition, SFAS No. 141R requires the acquirer to recognize contingent consideration at the acquisition date and to be measured at its fair value. Under SFAS No. 141, in contrast, contingent consideration obligations usually were not recognized at the acquisition date. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to business

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations completed on or after the date of adoption. The Company has not yet evaluated the impact of SFAS No. 141R on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option and purchase accounting related accounting issues. The Company believes that it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of its operations.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term and long-term investments at June 30, 2008 and 2007 consist of the following (in thousands):

	June 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Corporate securities	$30,171	$30,159	$43	$(18)	$30,184
United States government agencies	19,906	19,906	2	(2)	19,906

Total short-term investments	50,077	50,065	45	(20)	50,090

Long-term investments:
United States government agencies	20,003	20,003	11	(64)	19,950

Total long-term investments	20,003	20,003	11	(64)	19,950

Total investments	$70,080	$70,068	$56	$(84)	$70,040

	June 30, 2007
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$75	$75	$—	$—	$75
Obligations of states and political subdivisions	79	79	—	—	79
Corporate securities	16,152	16,165	—	(24)	16,141
United States government agencies	56,994	56,996	—	(94)	56,902

Total short-term investments	73,300	73,315	—	(118)	73,197

Long-term investments:
Corporate securities	7,438	7,438	—	(30)	7,408
United States government agencies	35,540	35,536	6	(32)	35,510

Total long-term investments	42,978	42,974	6	(62)	42,918

Total investments	$116,278	$116,289	$6	$(180)	$116,115

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2008 and June 30, 2007 are presented in the following tables (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Corporate securities	$22,493	$27	$(15)	$22,505
United States government agencies	19,906	2	(2)	19,906

Total available-for-sale investments	42,399	29	(17)	42,411

Held-to-maturity investments:
Corporate securities	7,666	16	(3)	7,679
United States government agencies	20,003	11	(64)	19,950

Total held-to-maturity investments	27,669	27	(67)	27,629

Total investments	$70,068	$56	$(84)	$70,040

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$75	$—	$—	$75
Obligations of states and political subdivisions	79	—	—	79
Corporate securities	10,932	—	(13)	10,919
United States government agencies	12,536	6	(4)	12,538

Total available-for-sale investments	23,622	6	(17)	23,611

Held-to-maturity investments:
Corporate securities	12,671	—	(41)	12,630
United States government agencies	79,996	—	(122)	79,874

Total held-to-maturity investments	92,667	—	(163)	92,504

Total investments	$116,289	$6	$(180)	$116,115

Gross realized gain (loss) on sales of available-for-sale securities in fiscal 2008 and 2007 were not material. There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2006. The unrealized losses are primarily due to changes in market interest rates and current credit market condition. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these investments upon maturity. The following tables provide a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2008 and 2007 (in thousands):

	June 30, 2008
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
Corporate securities	$13,955	$(15)	$—	$—	$13,955	$(15)
United States government agencies	998	(2)	—	—	998	(2)

Total available-for-sale investments	14,953	(17)	—	—	14,953	(17)

Held-to-maturity investments:
Corporate securities	4,616	(3)	—	—	4,616	(3)
United States government agencies	14,939	(64)	—	—	14,939	(64)

Total held-to-maturity investments	19,555	(67)	—	—	19,555	(67)

Total investments in loss position	$34,508	$(84)	$—	$—	$34,508	$(84)

	June 30, 2007
	In Loss Position		In Loss Position
	< 12 Months		12 Months and Longer		Total in Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale investments:
Corporate securities	$10,920	$(13)	$—	$—	$10,920	$(13)
United States government agencies	2,656	(4)	—	—	2,656	(4)

Total available-for-sale investments	13,576	(17)	—	—	13,576	(17)

Held-to-maturity investments:
Corporate securities	12,630	(41)	—	—	12,630	(41)
United States government agencies	34,960	(41)	39,918	(81)	74,878	(122)

Total held-to-maturity investments	47,590	(82)	39,918	(81)	87,508	(163)

Total investments in loss position	$61,166	$(99)	$39,918	$(81)	$101,084	$(180)

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2008 and 2007 by contractual maturities are shown below (in thousands):

	June 30, 2008		June 30, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$42,399	$42,411	$13,087	$13,072
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	1,133	1,133
Due after ten years	—	—	9,402	9,406

Total available-for-sale investments	42,399	42,411	23,622	23,611
Held-to-maturity investments:
Due in one year or less	7,666	7,679	60,228	60,126
Due in one year to five years	20,003	19,950	32,439	32,378

Total held-to-maturity investments	27,669	27,629	92,667	92,504

Total investments	$70,068	$70,040	$116,289	$116,115

NOTE 4 —	ACCRUED TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING

A summary of accrued transitional costs for contract manufacturing accrued in fiscal 2008, 2007 and 2006 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2006	$—	$—	$—
Liability assumed from OCP acquisition	1,232	—	1,232
Additional charge	216	—	216
Cash payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	$341	$—	$341

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, the Company incurred $2.3 million and $216,000 transitional costs for contract manufacturing for the years ended June 30, 2008 and 2007, respectively. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of its product lines in China are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits. The Company expects these costs to be significantly reduced during fiscal 2009 as all the manufacturing transfer was substantially completed during fiscal 2008.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ACCRUED RESTRUCTURING COSTS

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

The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCPA. The restructuring was substantially complete by June 30, 2008.

During the year ended June 30, 2008, Oplink also completed the restructuring of the business operations at OCPA. The manufacturing activity at OCPA was transferred to Oplink’s principal manufacturing facility in Zhuhai, China.

As part of the acquisition of OCP, the Company had recorded restructuring liabilities as of June 30, 2008 with a fair value of $370,000 in accordance with SFAS No. 141 and EITF 95-3. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. A summary of the acquisition related accrued liability is as follows (in thousands):

June 30,
2008

Accrued Restructuring
Severance benefits	$80
Other acquisition related costs	290

Total restructuring accruals	370
Less: current portion	370

Non-current portion	$—

The following table summarizes changes in accrued restructuring for the year ended June 30, 2008 (in thousands):

Year Ended
June 30, 2008

Accrued restructuring beginning balance	$—
Additions	3,183
Cash payments	(2,813)

Accrued restructuring ending balance	$370

NOTE 6 —	ACQUISITIONS

Acquisitions in fiscal 2008

In November 2007, the preliminary accounting for the acquisition of approximately 58% of OCP’s outstanding shares of common stock was updated, which resulted in an increase to the purchase price to $102.9 million from $99.7 million to include assumed liabilities of $3.2 million. The assumed liabilities are for costs incurred to close down OCP facilities that are no longer needed, costs incurred to reduce the number of employees, costs incurred as a result of change-in-control provisions for OCP executives and costs incurred to cancel pre-existing

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts. The liabilities incurred are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The allocation of the revised purchase price of $102.9 million was updated to reflect updated valuations for inventory and fixed assets and assumed liabilities as follows:

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

The acquisition of 48,107,148 shares of OCP common stock, which represents the remaining 42% of OCP’s outstanding shares of common stock that Oplink did not already own has been accounted for as a business combination using the purchase method of accounting pursuant to SFAS No. 141. Assets acquired and liabilities assumed were recorded at their fair values as of October 31, 2007, which was the acquisition completion date.

The purchase price for the remaining 42% of OCP’s outstanding shares of common stock on October 31, 2007 that Oplink did not already own was comprised of (in thousands):

Cash	$79,379
Fair value of assumed vested stock options	910
Transaction costs	1,406

Total purchase price	$81,695

The purchase price for the remaining 42% stake in OCP was allocated to OCP’s net tangible and identifiable intangible assets based on their estimated fair values. Goodwill is recorded as a result of the excess of purchase price for the 42% of OCP’s outstanding common stock over the fair values of net tangible and identifiable intangible assets. The allocation of purchase price for the remaining 42% stake in OCP is shown below (in thousands):

Net working capital	$47,503
Net fixed assets	5,946
Other net assets	11,299
Identifiable intangible assets	6,692
Goodwill	10,255

Total purchase price	$81,695

Intangible assets are comprised of technology, trademarks and customer relationships. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 4 years and 6 years. Goodwill is tested for impairment at least annually or sooner whenever events or circumstances

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicate that it may be impaired. Management believes that no impairment indicators currently exist. Management will continue to monitor goodwill for potential impairment indicators pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006

Net revenues	$176,253	$170,598	$120,655
Net (loss) income	$(12,104)	$(18,755)	$2,846
Net (loss) income per share
Basic	$(0.56)	$(0.82)	$0.13

Diluted	$(0.56)	$(0.82)	$0.12

Shares used in per share calculations
Basic	21,533	22,864	22,210

Diluted	21,533	22,864	23,041

Depreciation of fixed assets and amortization of intangible assets were adjusted to reflect the fair values of the assets. Minority interest was adjusted to reflect OCP becoming a wholly-owned subsidiary of Oplink at the beginning of each period presented. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if Oplink and OCP had been a consolidated entity during the periods presented.

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

The shares of Oplink common stock issued to Furukawa are subject to a three year lock-up restriction on Furukawa’s ability to resell the shares. One third of the shares, or approximately 285,757 shares, will be released from the lock-up each year.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquisition of approximately 58% of OCP’s outstanding shares of common stock was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the completion of the acquisition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Based upon management’s estimate and a valuation performed by an independent third party, the preliminary purchase price, after the allocation of negative goodwill, was allocated to the various asset classes as follows (in thousands):

Technologies	$2,615
Customer relationships	1,801
Tradenames	407
Backlog	52
Net working capital	89,654
Net fixed assets	2,232
Other net assets	2,951

Total purchase price	$99,712

Intangible assets are comprised of technology, patents, trademarks, customer relationships and backlog. Identifiable intangible assets with finite lives are being amortized using the straight-line method over estimated useful lives of between 1 year and 6 years.

Acquisitions in fiscal 2006

In November 2005, the Company acquired approximately 96% of the outstanding share capital of F3 Inc. (“F3”), a fabless semiconductor company based in the Science Based Industrial Park, Hsin-Chu, Taiwan that has developed an ASIC chip for the Company’s Shanghai operation’s networking software solution capability to

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

address the Skype Voice over IP and IM market. The Company anticipates through this natural progression to be able to participate in an additional segment of the telecom market and hoped to thereby diversify its product offering and participate in a segment that has higher growth potential than the Company’s current telecom products. The purchase price was comprised of $4.6 million in cash and approximately $40,000 in transaction costs. The Company purchased the shares directly from the F3 shareholders. The outstanding shares that the Company did not purchase, constituting approximately 4% of F3’s outstanding share capital, will remain outstanding and will continue to be held by the F3 shareholders. The results of F3’s operations have been included in the consolidated financial statements since the acquisition date.

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

The value of the IP R&D products was determined by estimating the net cash flows from the sale of the products resulting from the completion of the respective research and development projects, reduced by the portion of the net cash flows from the revenues attributable to core technology. The resulting cash flows were then

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted back to their present value using a discount rate of 45%. At the time of the acquisition, these products had not yet reached technological feasibility and had no alternative future use. The fair value assigned to the IP R&D in connection with the acquisition of F3 was $1,120,000 and was charged to operations at the time of the acquisition.

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

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the F3 and Fibercom acquisitions had taken place at the beginning of each period presented (in thousands, except per share amounts):

Year Ended
June 30, 2006

Net revenues	$58,648
Net income (loss)	$820
Net income (loss) per share:
Basic	$0.04

Diluted	$0.04

Shares used in per share calculation:
Basic	21,353

Diluted	22,184

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

NOTE 7 —	NET ASSETS HELD FOR SALE AND OTHER ASSETS

On April 20, 2007, OCP’s Broad of Directors approved resolutions to market and sell the land and building located in Woodland Hills, California. On May 16, 2007. OCP entered into an exclusive sales listing agreement with a real estate advisory firm to market and sell the property. The carrying value of the land and building on Oplink’s consolidated balance sheet at June 30, 2007 was approximately $22.2 million.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 18, 2008, OCP completed its sale to DS Ventures, LLC (the “Buyer”) of OCP’s property located in Woodland Hills, California, including the 148,671-square-foot industrial/office building located on the site, the underlying land and improvements. Subsequently, OCP leased back approximately 148,000 square feet from the Buyer for a period of six months with monthly payment of approximately $100,000. The lease was then extended on a month to month basis for portion of the facility with monthly payment of approximately $25,000.

The total sale price for the property was $28.0 million. Net cash proceeds to OCP after transaction costs were $26.1 million and an unsecured promissory note in the amount of $1.25 million payable in July 2010 was issued to OCP by the Buyer. The note has been recorded as part of other assets on the consolidated balance sheet. A personal guarantee of $725,000 was issued by the Buyer in conjunction with the promissory note.

The transaction resulted in a gain on sale of $1.6 million being recognized in the consolidated statement of operations in fiscal 2008 with $525,000 of the gain being deferred to a future date. The deferred amount reflects the amount of the unsecured promissory note that is not backed by a personal guarantee from the Buyer and has been recorded under accrued liabilities.

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS, NET

The following tables present details of the intangible assets acquired in connection with the acquisitions of the 58% stake in OCP in fiscal 2007, the remaining 42% stake in OCP in fiscal 2008, and F3 and Fibercom in fiscal 2006 at June 30, 2008 and 2007 (in thousands):

	Estimated	Gross	Accumulated
June 30, 2008	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$8,673	$1,735	$6,938
Trade name	6	1,595	209	1,386
Customer relationships	3-4	5,481	1,147	4,334
Backlog	1	97	97	—

Total		$15,846	$3,188	$12,658

	Estimated	Gross	Accumulated
June 30, 2007	Useful Life	Amount	Amortization	Net
	(In years)

Patents	5	$400	$373	$27
Technology	3-6.5	5,216	1,040	4,176
Trade name	3-6	570	97	473
Customer relationships	3-4	2,380	252	2,128
Backlog	1	52	9	43

Total		$8,618	$1,771	$6,847

The following table presents details of the amortization expense of intangible and other assets as reported in the consolidated statements of operations (in thousands):

	Years Ended June 30,
Reported as:	2008	2007	2006

Cost of revenues	$1,823	$297	$145
Operating expenses	1,519	222	72

Total	$3,342	$519	$217

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future amortization of intangible assets is as follows (in thousands):

Fiscal Years Ending June 30,	Amount

2009	$3,812
2010	3,782
2011	3,677
2012	1,066
2013	260
After 2013	61

$12,658

The Company reviews certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on future discounted cash flows.

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

The Company had goodwill of $10.8 million and $574,000 on its consolidated balance sheets at June 30, 2008 and 2007, respectively. Goodwill of $10.2 million was recorded as a result of the acquisition of the remaining 42% of outstanding shares of common stock of OCP in October 2007.

In fiscal 2008, the Company noted impairment indicators that the carrying value of purchased intangible assets recorded in connection with the acquisition of F3 in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value in the consolidated statement of operations for the year ended June 30, 2008. The Company will continue to monitor for the potential existence of impairment indicators. There was no impairment charge during fiscal years 2007 or 2006.

NOTE 9 —	OTHER INVESTMENTS

The Company had other investments of $400,000 included in other assets on its consolidated balance sheet at June 30, 2008, representing an investment in a start-up company.

The Company had other investment of $5.0 million included in other assets on its consolidated balance sheet at June 30, 2007, reflecting OCP’s investment in StrataLight Communications, Inc. (“StrataLight”), which was recorded on Oplink’s consolidated balance sheet as a result of Oplink’s acquisition of 58% stake in OCP. On July 13, 2007, OCP and StrataLight entered into an option agreement whereby StrataLight may elect to repurchase all of OCP’s equity interest in StrataLight for an aggregate purchase price of $5,000,000 plus cumulative dividends through the date of the repurchase. The option agreement requires that, if StrataLight exercises its option, the repurchase must be completed by August 31, 2007. On August 29, 2007, StrataLight exercised its option and repurchased all of OCP’s equity interest for $5.0 million.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2008	2007

Accounts receivable, net:
Accounts receivable	$34,643	$35,125
Less: Allowance for doubtful accounts	(443)	(330)

	$34,200	$34,795

Inventories:
Raw materials	$19,720	$21,156
Work-in-process	8,230	10,159
Finished goods	—	4,112

	$27,950	$35,427

Property, plant and equipment, net:
Production and engineering equipment	$51,134	$57,623
Computer hardware and software	7,348	9,023
Building and leasehold improvements	20,538	15,985
Land	1,949	1,949
Construction in progress	39	1,105

	81,008	85,685
Less: Accumulated depreciation and amortization	(46,802)	(56,778)

	$34,206	$28,907

Accrued liabilities:
Payroll and related expenses	$3,388	$6,205
Accrued sales commission	465	778
Accrued warranty	286	445
Accrued professional fees	1,473	1,195
Acquisition costs	13	620
Accrued sales return	594	562
Advance deposits from customers	239	433
Other	5,298	3,271

	$11,756	$13,509

NOTE 11 —	ACCRUED WARRANTY

The Company provides reserves for the estimated cost of product warranties at the time revenues are recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 10, is as follows (in thousands):

Balance at June 30, 2006	$405
Additional warranty reserve through business combination	15
Accruals for warranties issued during the year	207
Adjustments related to pre-existing warranties including expirations and changes in estimates	6
Cost of warranty repair	(188)

Balance at June 30, 2007	445
Accruals for warranties issued during the year	160
Adjustments related to pre-existing warranties including expirations and changes in estimates	(2)
Cost of warranty repair	(317)

Balance at June 30, 2008	$286

NOTE 12 —	INCOME TAXES

Consolidated (loss) income before provision for income taxes includes non-U.S. loss of approximately $1,582,000 for the year ended June 30, 2008 and non-U.S. income of approximately $5,901,000 and $1,899,000 for the years ended June 30, 2007 and 2006, respectively. The Company recorded a current tax provision of $1,045,000, $241,000, and $73,000 for the years ended June 30, 2008, 2007 and 2006, respectively. The current tax provision for the year ended June 30, 2006 is $73,000.

	Years Ended June 30,
	2008	2007	2006

Current tax expense:
Federal	$525	$164	$73
State	134	65	—
Foreign	386	12	—

	$1,045	$241	$73

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liability) consist of the following (in thousands):

	June 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$42,029	$46,758
Accruals and reserves	13,152	9,851
Research and development credit carryforwards	8,824	8,308

Gross deferred tax assets	64,005	64,917
Valuation allowance	(59,397)	(62,554)

Net deferred tax assets	4,608	2,363
Deferred tax liability	(4,176)	(1,931)

Total net deferred tax assets	$432	$432

The net deferred tax assets of $330,000 are included in prepaid expenses and other current assets and $102,000 is recorded in other assets in the consolidated balance sheets at June 30, 2008 and 2007.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,
	2008	2007	2006

Tax at federal statutory rate	35%	34%	34%
State, net of federal benefit	(1)%	—	—
Research credit carryforward	—	—	(1)%
Stock compensation	(9)%	6%	28%
In-process research and development	—	—	19%
Acquired intangibles	—	—	17%
Foreign rate differences	7%	(16)%	(32)%
Deferred tax assets not benefitted	53%	36%	(60)%
Purchase accounting adjustments	(16)%	(48)%	—
Permanent differences and trueups	(2)%	(9)%	—
Unbenefitted pre-acquisition losses	(58)%	—	—
Minority Interest	(18)%	—	—
Other	(1)%	(1)%	(1)%

Effective tax rate	(9)%	2%	4%

Based on the available objective evidence at June 30, 2008, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. However, the valuation allowance against deferred tax assets at June 30, 2008 and 2007 was less than 100% as management believes that a portion of the deferred tax assets will be realized. The realizable deferred tax assets are as a result of the acquisition of OCP.

Included in the June 30, 2008 valuation allowance is approximately $2.7 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes. The change in valuation allowance for the years ended June 30, 2008, 2007 and 2006 was a decrease of $3.2 million, an increase of $13.0 million and a decrease of $5.9 million, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2008, the Company has approximately $96.2 million of federal and $60.3 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards prior to 1999 pursuant to section 382 of the Internal Revenue Code.

The federal net operating loss carryforwards will expire through 2027 and the California net operating loss carryforwards will expire through 2017.

As of June 30, 2008, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.5 million and $4.3 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California is $0.6 million and $0.1 million, respectively. The Company also has California Manufacturing Credit carryforwards of $1.4 million. The federal research and development tax credit carryforwards will expire through 2028. The California research and development credit carries forward indefinitely.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary and continue for two additional years, which thereafter the subsidiary is taxed at a reduced rate for the next three years. Zhuhai Oplink’s tax holiday expired on December 31, 2001. Shanghai Oplink and Zhuhai FTZ Oplink are under tax holiday now.

Effective July 1, 2007, Oplink adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a long-term liability in the consolidated balance sheet at June 30, 2008.

Upon adoption of FIN 48, Oplink’s policy to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for (benefit from) income taxes did not change. The amount of interest and penalties included in the unrecognized tax benefit is approximately $17,000 at July 1, 2007 and June 30, 2008.

Oplink’s total amount of unrecognized tax benefits as of July 1, 2007 and June 30, 2008 was $4,239,000. Oplink’s total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate are $766,000 as of July 1, 2007 and June 30, 2008.

The tax years 2004 to 2007 remain open in several jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$766
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to prior years	—
Settlements	—

Balance at June 30, 2008	$766

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

NOTE 13 —	STOCKHOLDER’S EQUITY

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

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2008 and 2007. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

Repurchase of common stock

On September 26, 2001, the Company’s Board of Directors authorized a program to repurchase up to an aggregate of $21.2 million of the Company’s common stock. On September 19, 2002, the Company’s Board of

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors approved an increase in the buyback plan to repurchase up to an aggregate of $40.0 million of the Company’s common stock. Such repurchases may be made from time to time on the open market at prevailing market prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in August 2002, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. On August 27, 2007, Oplink’s Board of Directors authorized the Company to repurchase $40 million of its common stock over the next two years. $40.0 million of common stock was repurchased under this repurchase plan during the year ended June 30, 2008. The Company did not make any repurchases during fiscal 2007. In 2006, the Company repurchased 1,248 shares of it common stock for $11,000. As of June 30, 2008, repurchases of $75.2 million have been made under the two repurchase programs.

On August 14, 2008, Oplink announced that its Board of Directors has approved a new repurchase program, authorizing the Company to repurchase up to $20 million of its common stock. The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued.

Acquisition of Optical Communication Products

On June 5, 2007, Oplink consummated its acquisition from Furukawa of Furukawa’s majority interest in OCP. In accordance with the terms of the Stock Purchase Agreement between Oplink and Furukawa, Oplink acquired all 66,000,000 shares of OCP common stock held by Furukawa, constituting approximately 58% of OCP’s outstanding shares, in exchange for $84,150,000 in cash and 857,258 shares of Oplink common stock. The shares of Oplink common stock issued to Furukawa are subject to a three year lock-up restriction on Furukawa’s ability to resell the shares. One third of the shares, or approximately 285,757 shares, will be released from the lock-up on each of the first, second and third anniversaries of the closing of the transaction.

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

NOTE 14 —	RELATED PARTY TRANSACTIONS

Investor Rights Agreement

The Company has an agreement with the former holders of its preferred stock, including entities with which its directors are affiliated, that provides these stockholders certain rights relating to the registration of their shares of common stock issued upon conversion of the preferred stock. These rights survived the Company’s initial public offering and will terminate no later than eight years after the closing date. The investor rights agreement does not contain any provision requiring the Company to pay liquidated damages or other consideration to the investors if the Company fails to perform its registration obligations, nor does the agreement contain any other provision that could require the Company to net-cash settle the registration rights. Therefore, consistent with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the registration rights were not accounted for separately from the underlying common stock, which is included in stockholders’ equity.

Loans to Officers

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments on August 16, 2002 and August 16, 2005. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. As of June 30, 2008, the note has not been repaid in full and a balance of $105,000 remained. Oplink believes that the balance of the note will be paid. The note is recorded as a component of other assets on the consolidated balance sheets. As of June 30, 2007, the outstanding principal balance was $130,000.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and was due and payable in four equal installments every six months from the date of new employment by the former executive officer. As of June 30, 2008 and 2007, the outstanding principal balance of the note receivable from this former executive officer was approximately $20,000, and is recorded as a component of other assets on the consolidated balance sheets. Oplink believes that the balance of the note will be paid.

NOTE 15 —	COMMITMENTS AND CONTINGENCIES

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

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2008 were $17.5 million, of which all are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2009	$612
2010	259
2011	68
2012	68
2013	45

$1,052

Rent expense for all operating leases was approximately $1.6 million, $395,000 and $353,000 in fiscal 2008, 2007 and 2006, respectively.

Capital Expenditure

In July 2008, the Company entered into a capital expenditure commitment of approximately $2.1 million which will be funded from available working capital. The majority of the total commitment is due before the fiscal year ending June 30, 2010.

Litigation

IPO Securities Litigation

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IPO 16(b) Claim

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

Oplink vs. O-Net Communications, et al.

On June 7, 2007, the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs. On August 26, 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential Settlement Agreement resolving all claims at issue in the lawsuit. Pursuant to the Settlement Agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. The parties will jointly file with the court a stipulation dismissing all claims with prejudice following the satisfaction of certain conditions set forth in the Settlement Agreement.

Merlin Partners, LP vs. Optical Communication Products, Inc., et al.

On October 3, 2007, a complaint, Merlin Partners, LP vs. Optical Communication Products, Inc., Oplink Communications, Inc., et al., was filed in the Court of Chancery of the State of Delaware by an entity identifying itself as a stockholder of OCP purporting to represent a class of all stockholders other than the defendants named in the complaint. The lawsuit named OCP, all of the members of OCP’s board of directors, a former OCP director, and Oplink as defendants. The complaint alleged, among other things, that OCP’s directors and Oplink breached their fiduciary duties to OCP stockholders by failing to disclose all material facts in the proxy statement relating to the merger and by failing to negotiate a higher price to be paid to OCP stockholders in the merger. On October 23, 2007, a Memorandum of Understanding was executed to settle the lawsuit. Pursuant to the settlement, OCP made supplemental disclosures to the proxy statement by means of the public filing of a Form 8-K; however, neither OCP nor any other defendant made any admission that such supplemental disclosures were material. The settlement was subject to customary conditions, including court approval following notice to members of the settlement class. On May 5, 2008, after notice to the settlement class, the court held a hearing regarding the proposed settlement. At this hearing, the court approved the settlement and awarded attorney’s fees to plaintiff’s counsel to be paid by the Company. The settlement resolves all claims that were or could have been brought on behalf of the proposed settlement class in the action settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith.

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

NOTE 16 —	SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customer location is as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006

Revenues:
United States	$72,098	$50,824	$14,750
Europe	23,664	19,779	14,020
Asia	62,579	28,317	18,636
Canada	17,912	8,579	7,440

Totals	$176,253	$107,499	$54,846

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2008	2007

United States	$10,423	$7,223
Asia	23,783	21,385
Europe	—	299

Totals	$34,206	$28,907

NOTE 17 —	401(K) PLAN

In 1997, the Company adopted the Oplink 401(k) Plan. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate beginning one month after commencement of employment. There are no employer matching contributions under the plan.

OCP adopted the Optical Communications, Inc. 401(k) Profit Sharing Plan in 1992. This plan remains in effect for all OCP employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, pursuant to Section 401(k) of the Internal Revenue Code. OCP employees are eligible to participate beginning one month after commencement of employment. Prior to February 1, 2008, the plan provided for a partial employer match of employees’ contributions and for additional discretionary employer contributions up to a certain amount. There are currently no employer matching contributions under the plan, nor are there any other employer contributions under the plan.

NOTE 18 —	SUBSEQUENT EVENTS

In July 2008, the Company entered into a capital expenditure commitment of approximately $2.1 million which will be funded from available working capital. The majority of the total commitment is due before the year ending June 30, 2010.

On August 14, 2008, Oplink announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase up to $20 million of its common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The share repurchases will be funded from available working capital. There is no fixed termination date for the repurchase program.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,323	$40,836	$48,943	$49,151

Cost of revenues:
Cost of revenues	28,040	37,464	37,841	37,194
Stock compensation expense	110	103	114	129

Total cost of revenues	28,150	37,567	37,955	37,323

Gross profit	9,173	3,269	10,988	11,828

Operating expenses:
Research and development:
Research and development	3,026	3,325	3,610	4,432
Stock compensation expense	255	245	256	266

Total research and development	3,281	3,570	3,866	4,698

Sales and marketing:
Sales and marketing	2,397	2,461	2,763	2,880
Stock compensation expense	266	247	239	249

Total sales and marketing	2,663	2,708	3,002	3,129

General and administrative:
General and administrative	3,109	3,141	3,614	4,404
Stock compensation expense	738	693	2,919	1,102

Total general and administrative	3,847	3,834	6,533	5,506

Transitional costs for contract manufacturing	451	547	532	755
Merger fees	—	(371)	4,568	1,421
Impairment charges and other costs	(69)	69	626	—
Amortization of intangible and other assets	419	433	401	266

Total operating expenses	10,592	10,790	19,528	15,775

Loss from operations	(1,419)	(7,521)	(8,540)	(3,947)
Interest and other income, net	853	1,513	2,093	3,059
(Loss) gain on sale of assets	(88)	2,433	(3)	(37)

Loss before minority interest and provision for income taxes	(654)	(3,575)	(6,450)	(925)
Minority interest	—	—	3,407	2,484
Provision for income taxes	(137)	(365)	(309)	(234)

Net (loss) income	$(791)	$(3,940)	$(3,352)	$1,325

Net (loss) income per share:
Basic	$(0.04)	$(0.19)	$(0.16)	$0.06

Diluted	$(0.04)	$(0.19)	$(0.16)	$0.06

Shares used in per share calculation:
Basic	20,700	20,633	21,617	23,182

Diluted	20,700	20,633	21,617	23,792

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,212	$27,620	$22,953	$19,714

Cost of revenues:
Cost of revenues	28,085	20,515	16,497	13,491
Stock compensation expense	106	69	75	65

Total cost of revenues	28,191	20,584	16,572	13,556

Gross profit	9,021	7,036	6,381	6,158

Operating expenses:
Research and development:
Research and development	2,432	1,364	1,429	1,571
Stock compensation expense	222	123	144	129

Total research and development	2,654	1,487	1,573	1,700

Sales and marketing:
Sales and marketing	1,941	1,461	1,280	1,382
Stock compensation expense	243	162	170	158

Total sales and marketing	2,184	1,623	1,450	1,540

General and administrative:
General and administrative	2,367	1,464	1,772	1,499
Stock compensation expense	965	641	717	722

Total general and administrative	3,332	2,105	2,489	2,221

Transitional costs for contract manufacturing	216	—	—	—
Merger fees	1,451	—	—	—
Amortization of intangible and other assets	117	35	35	35

Total operating expenses	9,954	5,250	5,547	5,496

(Loss) income from operations	(933)	1,786	834	662
Interest and other income, net	2,678	2,504	2,323	2,161
(Loss) gain on sale of assets	(10)	(8)	(2)	2

Income before minority interest and provision for income taxes	1,735	4,282	3,155	2,825
Minority interest	1,390	7	9	12
Provision for income taxes	(116)	(10)	(33)	(82)

Net income	$3,009	$4,279	$3,131	$2,755

Net income per share:
Basic	$0.13	$0.19	$0.14	$0.13

Diluted	$0.13	$0.19	$0.14	$0.12

Shares used in per share calculation:
Basic	22,524	22,202	22,000	21,557

Diluted	23,252	23,011	23,022	22,552

Schedule II

Oplink Communications, Inc.

Valuation and Qualifying Accounts
For the Years ended June 30, 2008, 2007 and 2006

		Additions
	Balance at	Through	Charged to
	Beginning	Business	Costs and		Balance at
	of Year	Combination	Expenses	Deductions(1)	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended June 30, 2008	$330	$—	$113	$—	$443
Year Ended June 30, 2007	$178	$154	$3	$5	$330
Year Ended June 30, 2006	$144	$—	$87	$53	$178
Accrued transitional cost for contract manufacturing
Year Ended June 30, 2008	$1,234	$—	$2,185	$3,078	$341
Year Ended June 30, 2007	$—	$1,232	$216	$214	$1,234
Year Ended June 30, 2006	$63	$—	$—	$63	$—
Accured sales returns
Year Ended June 30, 2008	$562	$—	$32	$—	$594
Year Ended June 30, 2007	$240	$273	$49	$—	$562
Year Ended June 30, 2006	$390	$—	$(150)	$—	$240

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.