Form 10-Q
period 2008-09-30
OPLINK COMMUNICATIONS INC
filed 2008-11-07
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the Registrant’s common stock outstanding as of October 31, 2008 was 20,784,081.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS		(1)
Current assets:
Cash and cash equivalents	$99,450	$72,001
Short-term investments	32,253	50,077
Accounts receivable, net	32,743	34,200
Inventories	24,065	27,950
Prepaid expenses and other current assets	5,387	4,949

Total current assets	193,898	189,177

Long-term investments	15,003	20,003
Property, plant and equipment, net	32,780	34,206
Goodwill and intangible assets, net	22,533	23,487
Other assets	1,877	1,867

Total assets	$266,091	$268,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,515	$16,014
Accrued liabilities	11,751	11,756
Income tax payable	1,270	1,000
Accrued transitional costs for contract manufacturing	282	341
Restructuring accrual	—	370

Total current liabilities	27,818	29,481

Non-current liabilities	979	989

Total liabilities	28,797	30,470

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,784,081 and 20,729,935 shares issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	21	21
Additional paid-in capital	451,412	449,492
Accumulated other comprehensive income	8,772	8,256
Accumulated deficit	(222,911)	(219,499)

Total stockholders’ equity	237,294	238,270

Total liabilities and stockholders’ equity	$266,091	$268,740

(1)	The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenues	$42,952	$49,151

Cost of revenues:
Cost of revenues	36,645	37,194
Stock compensation expense	118	129

Total cost of revenues	36,763	37,323

Gross profit	6,189	11,828

Operating expenses:
Research and development:
Research and development	3,282	4,432
Stock compensation expense	223	266

Total research and development	3,505	4,698

Sales and marketing:
Sales and marketing	2,257	2,880
Stock compensation expense	315	249

Total sales and marketing	2,572	3,129

General and administrative:
General and administrative	2,666	4,404
Stock compensation expense	911	1,102

Total general and administrative	3,577	5,506

Transitional costs for contract manufacturing	—	755
Merger fees	—	1,421
Amortization of intangible assets	412	266

Total operating expenses	10,066	15,775

Loss from operations	(3,877)	(3,947)
Interest and other income, net	927	3,059
Loss on sale of assets	(6)	(37)

Loss before minority interest and provision for income taxes	(2,956)	(925)
Minority interest in loss of consolidated subsidiaries	—	2,484
Provision for income taxes	(456)	(234)

Net (loss) income	$(3,412)	$1,325

Net (loss) income per share:
Basic	$(0.16)	$0.06

Diluted	$(0.16)	$0.06

Shares used in per share calculation:
Basic	20,757	23,182

Diluted	20,757	23,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,412)	$1,325
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,835	1,895
Amortization of intangible and other assets	954	540
Stock compensation expense	1,567	1,746
Provision for excess and obsolete inventory	4,065	—
Amortization of discount on investments	(146)	(55)
Loss on sale or disposal of assets	6	37
Transitional costs of contract manufacturing	—	755
Minority interest in loss of consolidated subsidiaries	—	(2,484)
Other	(341)	93
Change in assets and liabilities:
Accounts receivable, net	1,504	(1,172)
Inventories	401	(1,275)
Prepaid expenses and other current assets	(382)	(135)
Other assets	(7)	—
Accounts payable	(1,579)	3,991
Accrued liabilities	(137)	556

Net cash provided by operating activities	4,328	5,817

Cash flows from investing activities:
Purchases of available-for-sale investments	(5,033)	(36,038)
Sales and maturities of available-for-sale investments	28,019	10,056
Maturities of held-to-maturity investments	—	25,000
Proceeds from sales of property and equipment	468	2
Purchases of property and equipment	(462)	(1,073)
Sales of cost investments	—	5,000
Purchases of cost investments	—	(400)
Acquisition of businesses, net of cash acquired	—	(699)

Net cash provided by investing activities	22,992	1,848

Cash flows from financing activities:
Proceeds from issuance of common stock	353	218

Net cash provided by financing activities	353	218

Effect of exchange rate changes on cash and cash equivalents	(224)	(30)
Net increase in cash and cash equivalents	27,449	7,853
Cash and cash equivalents, beginning of period	72,001	111,600

Cash and cash equivalents, end of period	$99,450	$119,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan and in Calabasas, California.
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
     The acquisition of Optical Communication Products, Inc. (“OCP”), completed in October 2007, has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as the well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Oplink’s transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2008, the results of its operations for the three-month periods ended September 30, 2008 and 2007 and its cash flows for the three-month periods ended September 30, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. September 28, 2008 represents the Sunday closest to the period ended September 30, 2008. Fiscal 2009 and fiscal 2008 are 52-week fiscal years.

     The condensed consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of OCP Asia and OCP UK, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.
     The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
3. Risks and uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, the downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible reductions in customer orders, the Company’s reliance upon third parties to supply components and materials for its products, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry, and other risks detailed from time to time in the Company’s periodic reports filed with SEC.
4. Net (Loss) Income Per Share. The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Net (loss) income	$(3,412)	$1,325

Denominator:
Weighted average shares outstanding — basic	20,757	23,182
Effect of dilutive potential common shares	—	610

Weighted average shares outstanding — diluted	20,757	23,792

Net (loss) income per share — basic	$(0.16)	$0.06

Net (loss) income per share — diluted	$(0.16)	$0.06

Antidilutive stock options not included in net income per share calculation	4,185	2,603

5. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and changes in unrealized gains and losses on investments. The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,	June 30,
	2008	2008
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,745	$8,244
Unrealized gain on investments, net	27	12

	$8,772	$8,256

     The reconciliation of net (loss) income to comprehensive (loss) income for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Net (loss) income	$(3,412)	$1,325
Change in cumulative translation adjustments	501	533
Unrealized gain on investments, net	15	75

Total comprehensive (loss) income	$(2,896)	$1,933

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
     Short-term and long-term investments at September 30, 2008 and June 30, 2008 consist of the following (in thousands):

	September 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$16,263	$16,252	$11	$(27)	$16,236
United States government agencies	15,990	15,974	16	(5)	15,985

Total short-term investments	32,253	32,226	27	(32)	32,221

Long-term investments:
United States government agencies	15,003	15,003	—	(64)	14,939

Total long-term investments	15,003	15,003	—	(64)	14,939

Total investments	$47,256	$47,229	$27	$(96)	$47,160

	June 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$30,171	$30,159	$43	$(18)	$30,184
United States government agencies	19,906	19,906	2	(2)	19,906

Total short-term investments	50,077	50,065	45	(20)	50,090

Long-term investments:
United States government agencies	20,003	20,003	11	(64)	19,950

Total long-term investments	20,003	20,003	11	(64)	19,950

Total investments	$70,080	$70,068	$56	$(84)	$70,040

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30, 2008 and June 30, 2008 are presented in the following tables (in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$11,634	$11	$—	$11,645
United States government agencies	4,974	16	—	4,990

Total available-for-sale investments	16,608	27	—	16,635

Held-to-maturity investments:
Corporate securities	4,618	—	(27)	4,591
United States government agencies	26,003	—	(69)	25,934

Total held-to-maturity investments	30,621	—	(96)	30,525

Total investments	$47,229	$27	$(96)	$47,160

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$22,493	$27	$(15)	$22,505
United States government agencies	19,906	2	(2)	19,906

Total available-for-sale investments	42,399	29	(17)	42,411

Held-to-maturity investments:
Corporate securities	7,666	16	(3)	7,679
United States government agencies	20,003	11	(64)	19,950

Total held-to-maturity investments	27,669	27	(67)	27,629

Total investments	$70,068	$56	$(84)	$70,040

     Gross realized gains (losses) on sales of available-for-sale securities for the three months ended September 30, 2008 and 2007 were not material. The unrealized losses are primarily due to wider spreads versus treasuries on those securities as a result of unprecedented credit crises and funding concerns. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. However, the current financial market is extremely volatile. Besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may also result in a decline in the Company’s net investment portfolio. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2008 (in thousands):

	September 30, 2008
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity investments:
Corporate securities	$4,590	$(27)	$—	$—	$4,590	$(27)
United States government agencies	5,995	(5)	14,939	(64)	20,934	(69)

Total held-to-maturity investments	10,585	(32)	14,939	(64)	25,524	(96)

Total investments in loss position	$10,585	$(32)	$14,939	$(64)	$25,524	$(96)

     The amortized cost and estimated fair value of debt securities at September 30 and June 30, 2008 by contractual maturities, are shown below (in thousands):

	September 30, 2008		June 30, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$16,608	$16,635	$42,399	$42,411

Total available-for-sale investments	16,608	16,635	42,399	42,411

Held-to-maturity investments:
Due in one year or less	15,618	15,585	7,666	7,679
Due in one year to five years	15,003	14,939	20,003	19,950

Total held-to-maturity investments	30,621	30,524	27,669	27,629

Total investments	$47,229	$47,159	$70,068	$70,040

7. Fair Value Accounting. In February 2007, the Financial Accounting Standards Board (“FASB”) issued the SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, the adoption of SFAS No. 159 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.
     On July 1, 2008, the Company adopted the effective portions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The adoption did not have a material impact on its condensed consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a valuation hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 specifies the following three levels of inputs that may be used to measure fair value:
     Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
     Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
     Level 3 inputs are unobservable inputs for the asset or liability.
     Items Measured at Fair Value on a Nonrecurring Basis
     The Company did not have any financial liabilities that are measured at fair value at September 30, 2008. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at September 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Funds	$29,311	$9,998	$—	$39,309
U.S. Treasury and Agency Securities	—	30,993	—	30,993
Commercial Paper	—	34,948	—	34,948
Corporate securities	—	16,263	—	16,263

Total financial asstes	$29,311	$92,202	$—	$121,513

     As of September 30, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for either of these investments during the three months ended September 30, 2008 and 2007.

8. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	248	507	755
Payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge	305	227	532
Payments	(841)	(227)	(1,068)

Balance at December 31, 2007	642	—	642
Additional charge	—	547	547
Payments	(139)	(547)	(686)

Balance at March 31, 2008	503	—	503
Additional charge	—	451	451
Other adjustment	(100)		(100)
Payments	(62)	(451)	(513)

Balance at June 30, 2008	341	—	341
Payments	(59)	—	(59)

Balance at September 30, 2008	$282	$—	$282

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCP Asia facilities to SAE, the Company incurred $2.3 million and $216,000 transitional costs for contract manufacturing for the years ended June 30, 2008 and 2007, respectively. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of its product lines in China are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of SFAS No 5 and No. 43”. At September 30, 2008 and June 30, 2008, the Company had accrued transitional costs for contract manufacturing of $282,000 and $341,000, respectively.
9. Accrued Restructuring Costs. On June 5, 2007, Oplink acquired approximately 58% of OCP’s outstanding shares of common stock. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of OCP common stock that it did not already own. On November 29, 2007, the Board of Directors of Oplink approved several strategic restructuring initiatives in order to enhance profitability and reduce costs. The restructuring initiatives are primarily related to the operations of OCP and the post-acquisition integration of OCP into Oplink’s operations.

     The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCP Asia. The restructuring was substantially complete by June 30, 2008. The following table summarizes changes in accrued restructuring for the three months ended September 30, 2008:

Three Months Ended
September 30,
2008

Accrued restructuring beginning balance	$370
Additions	—
Cash payments	(370)

Accrued restructuring ending balance	$—

10. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	September 30,	June 30,
	2008	2008

Inventories:
Raw materials	$15,082	$19,720
Work-in-process	8,983	8,230

Total	$24,065	$27,950

11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007 and 2008, and F3 Inc. (“F3”) and Fibercom Optics Communication Corp. (“Fibercom”) in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2008	(in Years)	Amount	Amortization	Net

Technology	4	$8,673	$2,277	$6,396
Trade name	6	1,595	276	1,319
Customer relationships	3-4	5,481	1,492	3,989
Backlog	1	97	97	—

Total		$15,846	$4,142	$11,704

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2008	(in Years)	Amount	Amortization	Net

Technology	4	$8,673	$1,735	$6,938
Trade name	6	1,595	209	1,386
Customer relationships	3-4	5,481	1,147	4,334
Backlog	1	97	97	—

Total		$15,846	$3,188	$12,658

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
Reported as:	2008	2007

Cost of revenues	$542	$274
Operating expenses	412	266

Total	$954	$540

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount

2009	$2,858
2010	3,782
2011	3,677
2012	1,066
2013	260
After 2013	61

$11,704

     The Company had goodwill of $10.8 million at September 30, 2008 and June 30, 2008.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2008	2008
Accrued liabilities:
Payroll and related expenses	$2,979	$3,388
Accrued sales commission	566	465
Accrued warranty	346	286
Accrued professional fees	1,223	1,473
Acquisition costs	13	13
Accrued sales return	567	594
Advance deposits from customers	279	239
Other	5,778	5,298

	$11,751	$11,756

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Balance at the beginning of the period	$286	$445

Accruals for warranties issued during the period	85	62

Accruals related to pre-existing warranties including expirations and changes in estimates	25	(16)

Cost of warranty repair	(50)	(34)

Balance at the end of the period	$346	$457

14. Stock Compensation. SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three months ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$1,116	$1,391
Restricted stock awards	223	253
Employee stock purchase plan	228	102

Total stock-based compensation	1,567	1,746
Tax effect on stock-based compensation	—	—

Net effect on net (loss) income	$1,567	$1,746

Effect on net (loss) income per share:
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.07)

     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended September 30, 2008 and 2007, the Company granted 277,980 and 503,580 stock options, respectively, with an estimated total grant-date fair value of $1.7 million and $2.8 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended September 30, 2008 and 2007 not expected to vest was $266,000 and $388,000, respectively.
     As of September 30, 2008, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $11.0 million which will be recognized over an estimated weighted average amortization period of 2.8 years. Approximately $8,000 of stock compensation was capitalized as inventory at September 30, 2008 and June 30, 2008.
     The Company also issued 16,000 and 16,000 stock awards with a total grant-date fair value of $223,000 and $210,000 for the three months ended September 30, 2008 and 2007, respectively. An expense of $43,000 was also recorded for the three months ended September 30, 2007 for previously awarded restricted stock issued by OCP.

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

	Three Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.97%	4.33%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	49%	43%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model. No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2008 and 2007.
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $6.09 and $5.47 for the three months ended September 30, 2008 and 2007, respectively.
     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of September 30, 2008, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2008	3,561,060	4,088,567	$14.6000

Options and awards granted (1)	(293,980)	277,980	13.8666
Options exercised	—	(38,146)	9.2556
Options canceled	143,580	(143,580)	26.8733
Expired (2)	(45,036)	—	—

Balance, September 30, 2008	3,365,624	4,184,821	$14.1789

(1)	The number of options and awards granted in the three months ended September 30, 2008 include 16,000 stock awards.

(2)	In connection with the acquisition of OCP, Oplink assumed outstanding stock options issued pursuant to OCP’s stock option plans and converted them into options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. Stock options that were granted and subsequently cancelled are not available for future grant.
     The options outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at September 30, 2008				at September 30, 2008
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)

$0.0001 - $2.00	11,964	0.5	$0.63	$148	11,964	0.5	$0.63	$148
$3.0001 - $5.00	478,834	3.9	4.60	4,011	478,834	3.9	4.60	4,011
$5.0001 - $10.00	406,936	4.0	5.98	2,850	406,936	4.0	5.98	2,850
$10.0001 - $11.00	615,717	9.0	10.10	1,772	99,992	6.6	10.15	283
$11.0000 - $13.00	368,543	8.6	12.23	277	81,132	6.2	12.57	34
$13.0001 - $15.00	869,842	8.6	13.59	—	256,081	7.0	13.52	—
$15.0001 - $17.00	89,561	8.2	16.94	—	42,945	8.1	16.89	—
$17.0001 - $19.00	363,157	6.1	18.06	—	237,832	5.2	18.09	—
$19.0001 - $20.00	93,311	7.7	19.67	—	49,168	7.5	19.64	—
$20.0001 - $21.00	756,390	7.7	20.24	—	423,302	7.7	20.24	—
$21.0001 - $37.00	76,139	2.2	31.06	—	75,569	2.1	31.09	—
$40.0001 - $158.00	54,455	2.0	83.83	—	54,455	2.0	83.83	—

	4,184,849	7.0	$14.18	$9,057	2,218,210	5.4	$14.25	$7,325

Vested and expected to vest	3,821,336	6.7	$14.14	$8,769

     As of September 30, 2008 and June 30, 2008, options to purchase 2,218,210 and 2,132,161 shares at weighted average exercise prices of $14.25 and $14.97 per share, respectively, were vested and exercisable.

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.98 as of September 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2008 was 1,078,858. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $136,000 and $74,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended September 30, 2008 and 2007 was approximately $353,000 and $218,000, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended September 30, 2008 was $228,000. For the three months ended September 30, 2007, the compensation cost in connection with the purchase plan was $102,000, including $11,000 which was related to the amortization expense of stock purchase rights previously granted under OCP’s employee stock purchase plan. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2008 and 2007.
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
15. Recent Accounting Pronouncements. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157 and is effective upon issuance. The Company has determined that there is no impact from adopting the provisions of FSP 157-3 on its consolidated financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the effective portions of SFAS No. 157 on July 1, 2008 which did not have a material impact on its condensed consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.
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

16. Commitments and Contingencies.
     Contractual Obligations
     Contractual obligations as of September 30, 2008 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,290	$17,290	$—	$—	$—
Operating leases	1,115	605	470	40	—
Capital expenditures	2,143	2,036	86	21	—

Total	$20,548	$19,931	$556	$61	$—

     Litigations
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
     IPO 16(b) Claim
     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint does not seek recovery of damages or other relief against the Company. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. On July 25, 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on October 23, 2008. A ruling on the motion is expected by November 24, 2008.
     Oplink vs. O-Net Communications, et al.
     On June 7, 2007, the Company initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. The Company’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred the Company’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against the Company declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs. On August 26, 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential Settlement Agreement resolving all claims at issue in the lawsuit. Pursuant to the Settlement Agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court jointly by the parties on September 15, 2008.
     The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

17. Segment Reporting. The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.
     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months
	Ended September 30,
	2008	2007
Revenues:
United States	$14,247	$21,239
Europe	6,899	6,969
Asia	19,028	16,474
Canada	2,778	4,469

Totals	$42,952	$49,151

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	September 30,	June 30,
	2008	2008

United States	$10,173	$10,423
Asia	22,607	23,783

Totals	$32,780	$34,206

     Top five customers, although not the same five customers for each period, together accounted for 62% and 60% of revenues for the first quarter of fiscal 2009 and for the year ended June 30, 2008, respectively.
18. Income Taxes. FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.
     As a result of the implementation of FIN No. 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a long-term liability on its condensed consolidated balance sheet as of September 30, 2008 and June 30, 2008. There is no significant change for the three months ended September 30, 2008.
     The tax years 2004 to 2007 remain open in several jurisdictions.
     California has enacted legislation suspending the net operation loss (“NOL”) deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may potentially increase the Company’s tax liability for tax years 2008 and 2009.

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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission on September 12, 2008.
Overview
     Oplink Communications, Inc. (“we”, “Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. We are headquartered in Fremont, California and have manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan and in Calabasas, California.
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
     The acquisition of Optical Communication Products, Inc. (“OCP”), completed in October 2007, has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that we can now offer our customers. Our transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Our transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

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
     We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:
•	revenue recognition and product returns;

•	depreciation and amortization;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	impairment of investments;

•	long-lived asset valuation;

•	business combination;

•	income taxes;

•	stock compensation; and

•	loss contingencies.
This is not a comprehensive list of all of our accounting policies.
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these three months ended September 30, 2008 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2008 as filed with the SEC on September 12, 2008. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations
     Revenues
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Revenue	$42,952	$49,151	$(6,199)	-12.6%
     The decrease in revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was mainly due to decreased unit shipments in multiplexer, switch and routing products, and line transmission applications, and declining average selling prices, being partially offset by increased unit shipments in optical amplification, monitoring and conditioning. The decreases in the average selling prices were primarily due to increasing competition.
     Our ROADM optical switching and routing product, of which the primary and majority of the components are obtained from third party vendors accounted for approximately $6.9 million or 16% of revenues for the three months ended September 30, 2008 and $10.6 million or 22% of revenues for the three months ended September 30, 2007.
     For the second quarter of fiscal 2009, we expect our revenues to be in the range of $34 million and $38 million due to anticipated declines in both unit shipments and average selling prices due to a potential slowdown in spending activity in the telecommunications industry and increasing competition.
     Looking beyond the second quarter, we expect to continue to encounter a number of risks and uncertainties that may put further downward pressure on our revenue and profitability, or at least limit our ability to predict revenue and profitability with any confidence. These risks and uncertainties include strong pricing pressures, due to competition and potential decreases in demand, and weakness in the worldwide telecommunications industry and economic environment in general. A prolonged worldwide economic downturn may lead to lower sales volume or reduced sales growth, lower sales prices or lower gross margins, which would negatively impact our business and financial statements.
     Gross Profit
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Gross profit	$6,189	$11,828	$(5,639)	-47.7%
Gross profit margin	14.4%	24.1%
     The decrease in gross profit for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to lower revenue and higher provision for excess and obsolete inventory of $4.1 million which was primarily related to line transmission applications, being partially offset by decreased labor expenses and manufacturing overhead costs driven by the cost reductions resulted from the integration of OCP into Oplink. Our gross profit for the three months ended September 30, 2008 was positively impacted by the sale of inventory that had been previously fully reserved of $497,000, compared to the sale of inventory that had been previously fully reserved of $247,000 in the three months ended September 30, 2007.

     Our gross profit margin decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to higher provision for excess and obsolete inventory of $4.1 million which was primarily related to line transmission application, being partially offset by lower labor expenses and manufacturing overhead costs as a percentage of revenues.
     We expect our gross profit margin to decrease in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009 due to lower utilization of manufacturing overhead costs resulting from expected lower revenue.
     Research and Development
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Research and development	$3,505	$4,698	$(1,193)	-25.4%
     Research and development expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased by $1.2 million, mainly driven by cost reductions as a result of research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to remain largely unchanged in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009.
     Sales and Marketing
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Sales and marketing	$2,572	$3,129	$(557)	-17.8%
     The decrease in sales and marketing expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily driven by the cost reductions resulted from the integration of OCP into Oplink. We expect our sales and marketing expense, excluding stock compensation expense, to remain at the similar level in the second quarter of fiscal 2009.

     General and Administrative
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
General and administrative	$3,577	$5,506	$(1,929)	-35.0%
     General and administrative expenses decreased $1.9 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was mainly due to costs reductions resulted from further integration of OCP into Oplink and lower stock compensation expense.
     We expect our general and administrative expense, excluding stock compensation expense, to remain largely unchanged in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009.
     Stock Compensation Expense
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Stock compensation expense	$1,567	$1,746	$(179)	-10.3%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock and purchases under the employee stock purchase plan in accordance with SFAS No. 123 (R) (see Note 14 — Stock Compensation). The fair value of stock options and restricted stock granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     Stock compensation expenses decreased by $179,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The acquisition of 58% of OCP outstanding shares of common stock contributed $458,000 in stock compensation expense for the three months ended September 30, 2007. Excluding the impact of OCP acquisition, stock compensation expense increased by $279,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of additional grants to new and existing employees. Stock compensation expense in fiscal 2009 includes the continued amortization of previously-granted stock options. We expect our stock compensation expense in the second quarter of fiscal 2009 to decrease slightly from the first quarter of fiscal 2009.

     Transitional Costs for Contract Manufacturing
     A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	248	507	755
Payments	(304)	(507)	(811)

Balance at September 30, 2007	1,178	—	1,178
Additional charge	305	227	532
Payments	(841)	(227)	(1,068)

Balance at December 31, 2007	642	—	642
Additional charge	—	547	547
Payments	(139)	(547)	(686)

Balance at March 31, 2008	503	—	503
Additional charge	—	451	451
Other adjustment	(100)		(100)
Payments	(62)	(451)	(513)

Balance at June 30, 2008	341	—	341
Payments	(59)	—	(59)

Balance at September 30, 2008	$282	$—	$282

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of our product lines from our Woodland Hills, California and OCPA facilities to SAE, we recorded an expense of $755,000 for the three months ended September 30, 2007. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of its product lines in China are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of No. 5 and No. 43”. The transition was substantially completed by June 30, 2008. We anticipate that the remaining balance will be paid in fiscal 2009.
     Merger Fees
     Merger fees for the three months ended September 30, 2007 was $1.4 million and primarily reflected the costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fee.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $954,000 and $540,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in amortization expense was primarily attributable to the acquisition of the remaining 42% of outstanding shares of common stocks of OCP that Oplink did not already own on October 31, 2007 which increased the portfolio of intangible assets.
     Interest and Other Income, Net
(In thousands, except percentages)

	Three Months Ended
	September 30,			Percentage
	2007	2007	Change	Change
Interest and other income, net	$927	$3,059	$(2,132)	-69.7%

     The decrease in interest and other income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to the decreased balances of cash and cash equivalents, short-term and long-term investments as a result of stock repurchases of $40 million in the second and the third quarter of fiscal 2008 and cash consideration of approximately $81 million used by Oplink to acquire the remaining 42% of OCP’s outstanding shares of common stock in October 2007, being partially offset by cash contributed by OCP. The declining average rate of return further contributed to the decrease in interest and other income for the three months ended September 30, 2008 compared to the three months ended September 30. 2007. The average rate of return for the three months ended September 30, 2008 was 2.5% compared to the average rate of return of 5.3% for the three months ended September 30, 2007.
     Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that it did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. Minority interest in loss of consolidated subsidiaries for the three months ended September 30, 2007 was $2.5 million and primarily represented the 42% minority ownership interest in OCP between July 1, 2007 and September 30, 2007.
     Provision for Income Taxes
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $456,000 and $234,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in provision for income taxes was mainly due to a higher effective tax rate in China resulting from the expiration of certain tax holidays and increased taxable income in China.
     The effective tax rate for the first quarter of fiscal 2009 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays. In addition, California has enacted legislation suspending the net operation loss (“NOL”) deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may increase our tax liability for tax years 2008 and 2009.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $49.4 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2008. As of September 30, 2008, we had cash, cash equivalents, short-term and long-term investments of $146.7 million and working capital of $166.1 million.
     Three Months Ended September 30, 2008
     Our operating activities provided cash of $4.3 million in the first quarter of fiscal 2009 as a result of a net loss of $3.4 million for the period adjusted by $2.8 million in non-cash charges of depreciation and amortization charges, $1.6 million in non-cash stock-based compensation expenses and $4.1 million in provision for excess and obsolete inventory, being partially offset by other non-cash items of $481,000 and a decrease in cash of $200,000 as a result of a net change in assets and liabilities.

     For the three months ended September 30, 2008, cash used as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses, accrued liabilities and accounts payable.
     Accounts receivable provided $1.5 million of cash primarily driven by improvement in collection. Days sales outstanding (“DSO”) was 70 days for the first quarter of fiscal 2009 compare to 84 days for the fourth quarter of fiscal 2008. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories provided $401,000 of cash during the first quarter of fiscal 2009 primarily due to the increased volume of sales in the first quarter of fiscal 2009 and change of level of inventory purchases as a result of lower anticipated sales in the second quarter of fiscal 2009. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Accounts payable used cash of $1.6 million in the first quarter of fiscal 2009 primarily as a result of the timing of payments to our vendors and lower levels of inventory purchases driven by lower anticipated sales in the second quarter of fiscal 2009.
     Our investing activities provided cash of $23.0 million in the first quarter of fiscal 2009. The net cash provided by investing activities in the first quarter of fiscal 2009 was primarily due to sales or maturities of investments of $28.0 million, being partially offset by purchases of investments of $5.0 million. We anticipate that cash outlays in capital expenditures will be approximately $5.0 million for the remainder of the fiscal year ending June 30, 2009.
     Our financing activities provided cash of $353,000 in the first quarter of fiscal 2009 due to proceeds from issuance of common stock in connection with the exercise of stock options.
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
     On August 12, 2008, our Board of Directors approved a new repurchase program, authorizing the repurchase up to $20 million of our common stock. The new repurchase plan replaced a former $40 million repurchase program, under which we had bought back all $40 million of stock through June 30, 2008. The new repurchase program does not require us to acquire a specific number of shares, and may be suspended from time to time or discontinued. There is no fixed termination date for the repurchase program. The share repurchase will be funded from available working capital. Consequently, the new repurchase plan may result in a reduction in our cash, cash equivalents, short-term and long-term investments in fiscal 2009.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing arrangements and have never established any special purpose entities. We have not entered into any options on non-financial assets.
Contractual Obligations
     Our contractual obligations as of September 30, 2008 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,290	$17,290	$—	$—	$—
Operating leases	1,115	605	470	40	—
Capital expenditures	2,143	2,036	86	21	—

Total	$20,548	$19,931	$556	$61	$—

Recent Accounting Pronouncements
     On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157 and is effective upon issuance. We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact of FSP No. 142-3 on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the effective portions of SFAS No. 157 on July 1, 2008 which did not have a material impact on our condensed consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. On July 1, 2008, the Company adopted the effective portions of SFAS No. 157. The adoption did not have a material impact on its condensed consolidated financial statements. See Note 7 of the Notes to

Condensed Consolidated Financial Statements.
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
     As of September 30, 2008, all of our short-term investments were in high quality corporate bonds and government and government agency debt securities. Our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States. However, besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may result in a decline in our net investment portfolio. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2008	2008	2008	2008
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$29,311	2.0%	$35,798	1.1%
Cash equivalents — fixed rate	44,946	2.2%	19,933	0.0%
Short-term investments — variable rate	4,618	2.9%	8,615	2.9%
Short-term investments — fixed rate	27,635	3.5%	41,462	2.0%
Long-term investments — variable rate	5,003	3.0%	5,003	2.4%
Long-term investments — fixed rate	10,000	2.9%	15,000	3.0%

Total	$121,513		$125,811

	Expected Fiscal Year Maturity Date
	2009	2010	Total	Fair Value
Long-term investments — variable rate	$—	$5,003	$5,003	$4,993
Long-term investments — fixed rate	—	10,000	10,000	9,946
Average interest rate		2.9%	2.9%
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
     As of June 30, 2008, Renminbi appreciated by 10% against the U.S. dollar compared to June 30, 2007. As of September 30, 2008, Renminbi further appreciated compared to June 30, 2008. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.
     We expect our international revenues and expenses to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future if our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.
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
     IPO 16(b) Claim
     On October 12, 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against Oplink as a nominal defendant. The complaint does not seek recovery of damages or other relief against Oplink. The Complaint alleges that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of Oplink acted as a “group” by coordinating their efforts to undervalue the IPO price of Oplink and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of Oplink to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for Oplink’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases have now been transferred to one judge at the U.S. District Court. On July 25, 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed on October 23, 2008. A ruling on the motion is expected by November 24, 2008.

     Oplink vs. O-Net Communications, et al.
     On June 7, 2007, Oplink initiated legal action against several parties by filing a complaint in the U.S. District Court for the Central District of California. Oplink’s amended complaint alleges claims for Patent Infringement, Trade Secret Misappropriation, Breach of the Duty of Loyalty, Unfair Competition, Breach of Contract and Intentional Interference With Contractual Relations against O-Net Communications (ShenZhen), Ltd., Multiwave Digital Solutions, Inc., and Chunmeng Wu. The amended complaint requests an order enjoining O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave Digital Solutions, Inc. and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs. Pursuant to a stipulation between the litigants, the U.S. District Court transferred Oplink’s First Amended Complaint to the U.S. District Court for the Northern District of California. On September 17, 2007 O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. filed a counterclaim for Declaratory Judgment against Oplink declaring that O-Net Communications (ShenZhen), Ltd. and Multiwave Digital Solutions, Inc. have not infringed on Oplink’s patents, a judgment declaring that three patents held by Oplink are invalid, and an award of attorney’s fees and costs. On August 26, 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential Settlement Agreement resolving all claims at issue in the lawsuit. Pursuant to the Settlement Agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court by the parties on September 15, 2008.
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
Item 1A—Risk Factors
     A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.
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
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur losses of $6.8 million, $2.6 million, $6.4 million and $36.8 million for fiscal years ended June 30, 2008, 2005, 2004 and 2003, respectively. As of September 30, 2008, we had an accumulated deficit of $222.9 million.

     We will need to increase our revenues while controlling costs and operating expenses to achieve and sustain profitability. Our recent acquisition of Optical Communication Products, Inc. (“OCP”), which was reporting net losses prior to being acquired by us, has adversely impacted our net income and will continue to do so until we can successfully reduce the costs relating to OCP’s former product lines.
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
     It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors that are likely to cause these variations include, among others:
•	current uncertain macro-economic climate, including but not limit to the effects of weakness in credit markets, could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

•	fluctuations in demand for, and sales of, our products;

•	declines in the average selling prices of our products;

•	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products and line transmission applications products);

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term;

•	the availability of materials and components used in our products or increases in the prices of these materials;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.
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
     The recent turmoil in the credit markets coupled with the widely-held view that the US may be heading into a recession has had a negative impact on the general business environment that has been felt globally. Such macroeconomic stresses could not only adversely impact our revenue in the first quarter of fiscal 2009 but could further impact our stock price as stock investors seek a “flight to safety” during these turbulent periods.
     Based on these and other factors, customers may reduce orders for our products and, as a result, our revenue in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.
We expect volatility in our stock price, which could cause you to lose all or part of your investment.
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to a recent intra-day low of $7.11 in late October 2008. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     Our ROADM products accounted for 16%, 23% and 31% our revenues for the first quarter of fiscal 2009 and for the years ended June 30, 2008 and 2007, respectively. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues during fiscal 2008 fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $6.5 million in the fourth quarter of fiscal 2008. We expect the fluctuations in ROADM revenues to continue in the near and medium term.
     There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold to one customer, who in turn sells the product primarily to one end-user customer. Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. The end-user customer has announced that it has qualified another company as an alternative optical network system supplier. We expect this development, along with increased competition from other suppliers of ROADM products, to reduce our revenues from the sale of our ROADM products. In addition, we are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.
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
     Our top five customers, although not the same five customers for each period, together accounted for 62%, 60% and 64% our revenues for the first quarter of fiscal 2009 and for the years ended June 30, 2008 and 2007, respectively.
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

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: November 7, 2008	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.