Form 10-Q
period 2008-12-28
OPLINK COMMUNICATIONS INC
filed 2009-02-06
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of January 31, 2009 was 20,476,511.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

(unaudited)
NOTE: The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 29, 2008 and its most recently completed fiscal quarter ended on Sunday, December 28, 2008, but throughout this report those periods will be referred to as having ended on June 30, 2008 and December 31, 2008, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2008	2008
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$84,298	$72,001
Short-term investments	52,537	50,077
Accounts receivable, net	27,864	34,200
Inventories	21,769	27,950
Prepaid expenses and other current assets	6,718	4,949

Total current assets	193,186	189,177

Long-term investments	10,000	20,003
Property, plant and equipment, net	31,709	34,206
Goodwill and intangible assets, net	10,750	23,487
Other assets	1,872	1,867

Total assets	$247,517	$268,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,753	$16,014
Accrued liabilities	10,609	11,756
Income tax payable	944	1,000
Accrued transitional costs for contract manufacturing	160	341
Restructuring accrual	—	370

Total current liabilities	20,466	29,481

Non-current liabilities	972	989

Total liabilities	21,438	30,470

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,532,831 and 20,729,935 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	21	21
Additional paid-in capital	450,980	449,492
Accumulated other comprehensive income	8,535	8,256
Accumulated deficit	(233,457)	(219,499)

Total stockholders’ equity	226,079	238,270

Total liabilities and stockholders’ equity	$247,517	$268,740

(1)	The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$37,611	$48,943	$80,563	$98,094

Cost of revenues:
Cost of revenues	28,939	37,841	65,584	75,035
Stock compensation expense	126	114	244	243

Total cost of revenues	29,065	37,955	65,828	75,278

Gross profit	8,546	10,988	14,735	22,816

Operating expenses:
Research and development:
Research and development	2,785	3,610	6,067	8,042
Stock compensation expense	252	256	475	522

Total research and development	3,037	3,866	6,542	8,564

Sales and marketing:
Sales and marketing	1,945	2,763	4,202	5,643
Stock compensation expense	267	239	582	488

Total sales and marketing	2,212	3,002	4,784	6,131

General and administrative:
General and administrative	2,702	3,614	5,368	8,018
Stock compensation expense	723	2,919	1,634	4,021

Total general and administrative	3,425	6,533	7,002	12,039

Transitional costs for contract manufacturing	—	532	—	1,287
Merger fees	—	4,568	—	5,989
Impairment charges and other costs	10,829	626	10,829	626
Amortization of intangible assets	412	401	824	667

Total operating expenses	19,915	19,528	29,981	35,303

Loss from operations	(11,369)	(8,540)	(15,246)	(12,487)

Interest and other income, net	1,257	2,130	2,184	5,189
Loss on sale of assets	(449)	(40)	(455)	(77)

Loss before minority interest and income tax benefit (provision)	(10,561)	(6,450)	(13,517)	(7,375)

Minority interest in loss of consolidated subsidiaries	—	3,407	—	5,891
Income tax benefit (provision)	15	(309)	(441)	(543)

Net loss	$(10,546)	$(3,352)	$(13,958)	$(2,027)

Net loss per share:
Basic	$(0.51)	$(0.16)	$(0.67)	$(0.09)

Diluted	$(0.51)	$(0.16)	$(0.67)	$(0.09)

Shares used in per share calculation:
Basic	20,686	21,617	20,721	22,399

Diluted	20,686	21,617	20,721	22,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,958)	$(2,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,817	3,676
Amortization of intangible and other assets	1,908	1,405
Impairment charges and other costs	10,829	626
Stock compensation expense	2,935	5,274
Provision for excess and obsolete inventory	4,065	—
Amortization of discount on investments	(229)	(319)
Loss on sale or disposal of assets	455	40
Minority interest in loss of consolidated subsidiaries	—	(5,891)
Other	(407)	257
Change in assets and liabilities:
Accounts receivable, net	6,363	523
Inventories	2,708	(1,277)
Prepaid expenses and other current assets	(1,715)	3,502
Other assets	(7)	(3)
Accounts payable	(7,334)	1,745
Accrued liabilities and other liabilities	(1,691)	2,039

Net cash provided by operating activities	7,739	9,570

Cash flows from investing activities:
Purchases of available-for-sale investments	(39,828)	(110,435)
Sales and maturities of available-for-sale investments	47,602	85,724
Maturities of held-to-maturity investments	—	86,400
Proceeds from sales of property and equipment	475	16
Purchases of property and equipment	(1,834)	(6,341)
Sales of cost investments	—	5,000
Purchases of cost investments	—	(400)
Acquisition of businesses, net of cash acquired	—	(81,280)

Net cash provided by (used in) investing activities	6,415	(21,316)

Cash flows from financing activities:
Proceeds from issuance of common stock	846	2,311
Repurchase of common stock	(2,293)	(39,577)

Net cash used in financing activities	(1,447)	(37,266)

Effect of exchange rate changes on cash and cash equivalents	(410)	(75)

Net increase (decrease) in cash and cash equivalents	12,297	(49,087)

Cash and cash equivalents, beginning of period	72,001	111,600

Cash and cash equivalents, end of period	$84,298	$62,513

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2008, the results of its operations for the three and six month periods ended December 31, 2008 and 2007 and its cash flows for the six month periods ended December 31, 2008 and 2007. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. December 28, 2008 represents the Sunday closest to the period ended December 31, 2008. Fiscal 2009 and fiscal 2008 are 52-week fiscal years.

     The condensed consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s Taiwan subsidiary OCP Asia, Inc., the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.
     The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
3. Risks and uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, a further and sustained downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible further reductions in customer orders, the Company’s reliance upon third parties to supply components and materials for its products, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry, and other risks detailed from time to time in the Company’s periodic reports filed with SEC.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(10,546)	$(3,352)	$(13,958)	$(2,027)

Denominator:
Weighted average shares outstanding — basic	20,686	21,617	20,721	22,399
Effect of dilutive potential common shares	—	—	—	—

Weighted average shares outstanding — diluted	20,686	21,617	20,721	22,399

Net loss per share — basic	$(0.51)	$(0.16)	$(0.67)	$(0.09)

Net loss per share — diluted	$(0.51)	$(0.16)	$(0.67)	$(0.09)

Antidilutive stock options not included in net loss per share calculation	4,120	2,666	4,120	2,666

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

	December 31,	June 30,
	2008	2008
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,520	$8,244
Unrealized gain on investments, net	15	12

	$8,535	$8,256

     The reconciliation of net loss to comprehensive loss for the three and six months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss	$(10,546)	$(3,352)	$(13,958)	$(2,027)
Change in cumulative translation adjustments	(225)	1,038	276	1,571
Change in unrealized (loss) gain on investments, net	(12)	(251)	3	(176)

Total comprehensive loss	$(10,783)	$(2,565)	$(13,679)	$(632)

6. Short-Term and Long-Term Investments. The Company generally invests its excess cash in debt instruments of government, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
     Short-term and long-term investments at December 31, 2008 and June 30, 2008 consist of the following (in thousands):

	December 31, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
United States treasury	$4,993	$4,979	$14	$—	$4,993
Corporate securities	37,542	37,541	4	(90)	37,455
United States government agencies	10,002	10,002	—	(10)	9,992

Total short-term investments	52,537	52,522	18	(100)	52,440

Long-term investments:
United States government agencies	10,000	10,000	79	—	10,079

Total long-term investments	10,000	10,000	79	—	10,079

Total investments	$62,537	$62,522	$97	$(100)	$62,519

	June 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$30,171	$30,159	$43	$(18)	$30,184
United States government agencies	19,906	19,906	2	(2)	19,906

Total short-term investments	50,077	50,065	45	(20)	50,090

Long-term investments:
United States government agencies	20,003	20,003	11	(64)	19,950

Total long-term investments	20,003	20,003	11	(64)	19,950

Total investments	$70,080	$70,068	$56	$(84)	$70,040

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31, 2008 and June 30, 2008 are presented in the following tables (in thousands):

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$29,891	$1	$—	$29,892
United States treasury	4,979	14	—	4,993

Total available-for-sale investments	34,870	15	—	34,885

Held-to-maturity investments:
Corporate securities	7,650	3	(90)	7,563
United States government agencies	20,002	79	(10)	20,071

Total held-to-maturity investments	27,652	82	(100)	27,634

Total investments	$62,522	$97	$(100)	$62,519

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$22,493	$27	$(15)	$22,505
United States government agencies	19,906	2	(2)	19,906

Total available-for-sale investments	42,399	29	(17)	42,411

Held-to-maturity investments:
Corporate securities	7,666	16	(3)	7,679
United States government agencies	20,003	11	(64)	19,950

Total held-to-maturity investments	27,669	27	(67)	27,629

Total investments	$70,068	$56	$(84)	$70,040

     There were no realized gains (losses) on sales of available-for-sale securities for the three and six month periods ended December 31, 2008 and 2007. The unrealized losses are primarily due to wider spreads versus treasuries on those securities as a result of unprecedented credit crises and funding concerns. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. However, the current financial market is extremely volatile. Besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may also result in a decline in the Company’s net investment portfolio. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2008 (in thousands):

	December 31, 2008
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held-to-maturity investments:
Corporate securities	4,527	(90)	—	—	4,527	(90)
United States government agencies	4,992	(10)	—	—	4,992	(10)

Total held-to-maturity investments	9,519	(100)	—	—	9,519	(100)

Total investments in loss position	$9,519	$(100)	$—	$—	$9,519	$(100)

     The amortized cost and estimated fair value of debt securities at December 31, 2008 and June 30, 2008 by contractual maturities are shown below (in thousands):

	December 31, 2008		June 30, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$34,870	$34,885	$42,399	$42,411
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale investments	34,870	34,885	42,399	42,411

Held-to-maturity investments:
Due in one year or less	17,652	17,555	7,666	7,679
Due in one year to five years	10,000	10,079	20,003	19,950

Total held-to-maturity investments	27,652	27,634	27,669	27,629

Total investments	$62,522	$62,519	$70,068	$70,040

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
     On July 1, 2008, the Company adopted the effective portions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The adoption did not have a material impact on the Company’s condensed consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a valuation hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 specifies the following three levels of inputs that may be used to measure fair value:
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
     Items Measured at Fair Value on a Nonrecurring Basis
     The Company did not have any financial liabilities that are measured at fair value at December 31, 2008. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at December 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$31,031	$—	$—	$31,031
U.S. treasury and agency securities	—	39,995	—	39,995
Commercial paper	—	39,881	—	39,881
Corporate securities		11,160	—	11,160

Total financial assets	$31,031	$91,036	$—	$122,067

Financial Liabilities	$—	$—	$—	$—

     As of December 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. We did not record any other-than-temporary impairment charges for either of these investments during the three and six months ended December 31, 2008.

8. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Cash payments	(59)	—	(59)

Balance at September 30, 2008	282	—	282
Other adjustment	(39)	—	(39)
Cash payments	(83)	—	(83)

Balance at December 31, 2008	$160	$—	$160

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
     The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCP Asia. The restructuring was substantially completed by June 30, 2008. The following table summarizes changes in accrued restructuring for the three and six months ended December 31, 2008:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2008
Accrued restructuring beginning balance	$—	$370
Additions	—	—
Cash payments	—	(370)

Accrued restructuring ending balance	$—	$—

10. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	December 31,	June 30,
	2008	2008
Inventories:
Raw materials	$12,407	$19,720
Work-in-process	7,716	8,230
Finished goods	1,646	—

Total	$21,769	$27,950

11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007 and 2008, and F3 Inc. (“F3”) and Fibercom Optics Communication Corp. (“Fibercom”) in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2008	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$2,819	$5,854
Trade name	6	1,595	343	1,252
Customer relationships	3-4	5,481	1,837	3,644
Backlog	1	97	97	—

Total		$15,846	$5,096	$10,750

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2008	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$1,735	$6,938
Trade name	6	1,595	209	1,386
Customer relationships	3-4	5,481	1,147	4,334
Backlog	1	97	97	—

Total		$15,846	$3,188	$12,658

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Reported as:
Cost of revenues	$542	$464	$1,084	$738
Operating expenses	412	401	824	667

Total	$954	$865	$1,908	$1,405

     The future amortization of intangible assets is as follows (in thousands):

Amount
Fiscal years ending June 30,
2009	$1,904
2010	3,782
2011	3,677
2012	1,066
2013	260
After 2013	61

$10,750

     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

     Due to the ongoing financial liquidity crisis, the current economic recession, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, in the second quarter of fiscal 2009, and in connection with its annual goodwill impairment testing the Company performed an impairment analysis in accordance with SFAS No. 142 and SFAS No. 144.
     The Company reviewed intangible assets that are subject to amortization for recoverability of their carrying value. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows that the assets are expected to generate. As a result, the Company did not record any impairment charges related to intangible assets.
     The Company had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment, the Company concluded that the carrying value of the goodwill exceeded its implied fair value and recorded an impairment charge of $10.8 million in the second quarter of fiscal 2009.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2008	2008
Accrued liabilities:
Payroll and related expenses	$2,906	$3,388
Accrued sales commission	495	465
Accrued warranty	346	286
Accrued professional fees	1,152	1,473
Accrued sales return	545	594
Advance deposits from customers	96	239
Other	5,069	5,311

	$10,609	$11,756

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at the beginning of the period	$346	$457	$286	$445

Accruals for warranties issued during the period	71	38	156	100

Accruals related to pre-existing warranties including expirations and changes in estimates	(4)	(51)	109	(67)

Cost of warranty repair	(67)	(32)	(205)	(66)

Balance at the end of the period	$346	$412	$346	$412

14. Stock Compensation. SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three and six months ended December 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$1,182	$3,355	$2,298	$4,746
Restricted stock awards	—	13	223	266
Employee stock purchase plan	186	160	414	262

Total stock-based compensation	1,368	3,528	2,935	5,274
Tax effect on stock-based compensation	—	—	—	—

Net effect on net (loss) income	$1,368	$3,528	$2,935	$5,274

Effect on net (loss) income per share:
Basic	$(0.07)	$(0.16)	$(0.14)	$(0.24)

Diluted	$(0.07)	$(0.16)	$(0.14)	$(0.24)

     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended December 31, 2008 and 2007, the Company granted 49,060 and 652,919 stock options, respectively, with an estimated total grant-date fair value of $199,000 and $1.5 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended December 31, 2008 and 2007 not expected to vest was $32,000 and $50,000, respectively.
     During the six months ended December 31, 2008 and 2007, the Company granted 327,040 and 1,156,499 stock options, respectively, with an estimated total grant-date fair value of $1.9 million and $4.3 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the six months ended December 31, 2008 and 2007 not expected to vest was $298,000 and $438,000, respectively.
     As of December 31, 2008, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $9.8 million which will be recognized over an estimated weighted average amortization period of 2.7 years. Approximately $8,000 of stock compensation was capitalized as inventory at December 31, 2008 and June 30, 2008.
     The Company also issued 16,000 and 16,000 stock awards with a total grant-date fair value of $223,000 and $266,000 for the six months ended December 31, 2008 and 2007, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Risk-free interest rate	2.31%	3.73%	2.87%	4.24%
Expected term	4.6 years	4.6 years	4.6 years	4.5 years
Expected dividends	0%	0%	0%	0%
Volatility	65%	46%	51%	43%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Risk-free interest rate	1.26%	3.86%	1.26%	3.86%
Expected term	1.3 years	1.1 years	1.3 years	1.1 years
Expected dividends	0%	0%	0%	0%
Volatility	65%	46%	65%	46%
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $4.06 and $6.15 for the three months ended December 31, 2008 and 2007, respectively, and $5.78 and $5.52 for the six months ended December 31, 2008 and 2007, respectively.
     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of December 31, 2008, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price
Balance, June 30, 2008	3,561,060	4,088,567	$14.6000

Options and awards granted (1)	(343,040)	327,040	12.9205
Options exercised	—	(43,006)	8.2492
Options canceled	252,344	(252,344)	21.9922
Expired (2)	(59,257)	—	—

Balance, December 31, 2008	3,411,107	4,120,257	$14.0803

(1)	The number of options and awards granted in the six months ended December 31, 2008 include 16,000 stock awards.

(2)	In connection with the acquisition of OCP, Oplink assumed outstanding stock options issued pursuant to OCP’s stock option plans and converted them into options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. Stock options that were granted and subsequently cancelled are not available for future grant.
     The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at December 31, 2008				at December 31, 2008
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)
$0.0001 - $2.00	7,104	0.4	$0.82	$49	7,104	0.4	$0.82	$49
$3.0001 - $5.00	478,834	3.6	4.60	1,473	478,834	3.7	4.60	1,473
$5.0001 - $10.00	455,343	4.4	6.15	762	406,783	3.7	5.98	756
$10.0001 - $11.00	613,026	8.7	10.10	—	110,293	6.2	10.14	—
$11.0001 - $13.00	331,720	8.3	12.24	—	84,863	6.0	12.56	—
$13.0001 - $15.00	836,978	8.3	13.59	—	291,336	6.8	13.53	—
$15.0001 - $17.00	87,824	7.8	16.94	—	47,306	7.6	16.90	—
$17.0001 - $19.00	344,623	5.6	18.05	—	244,928	4.8	18.07	—
$19.0001 - $20.00	79,111	5.9	19.66	—	53,945	5.0	19.64	—
$20.0001 - $21.00	756,390	7.5	20.24	—	471,039	7.5	20.24	—
$21.0001 - $37.00	76,012	1.8	31.07	—	75,464	1.7	31.10	—
$40.0001 - $158.00	53,292	1.8	83.52	—	53,292	1.8	83.52	—

	4,120,257	6.7	$14.08	$2,284	2,325,187	5.1	$14.36	$2,278

Vested and expected to vest	3,940,229	6.3	$14.13	$2,284

     As of December 31, 2008 and June 30, 2008, options to purchase 2,325,187 and 2,132,161 shares at weighted average exercise prices of $14.36 and $14.97 per share, respectively, were vested and exercisable.

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.68 as of December 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 830,746. The total intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $28,500 and $362,000, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2008 and 2007 was $164,500 and $435,000, respectively.
     The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended December 31, 2008 and 2007 was $2,000 and $1.6 million, respectively, and for the six months ended December 31, 2008 and 2007 was $355,000 and $1.8 million, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the three month periods ended December 31, 2008 and 2007 was $186,000 and $160,000, respectively, and $414,000 and $262,000 for the six month periods ended December 31, 2008 and 2007, respectively. 71,040 and 32,587 shares were purchased under the employee stock purchase plan during the three month periods ended December 31, 2008 and 2007, respectively.
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
     The Company repurchased $2.3 million of its common stock during the three months ended December 31, 2008. The Company repurchased $39.6 million of its common stock during the same three month period in 2007, pursuant to its previous repurchase program.
16. Recent Accounting Pronouncements. On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157 and is effective upon issuance. The Company has determined that there is no impact from adopting the provisions of FSP 157-3 on its consolidated financial position, results of operations or cash flows.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the effective portions of SFAS No. 157 on July 1, 2008 which did not have a material impact on its condensed consolidated financial statements. See Note 7 of the Notes to Condensed Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has not yet evaluated the impact of SFAS No. 157 on its consolidated financial position, results of operations or cash flows.
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
17. Commitments and Contingencies.
     Contractual Obligations
     Contractual obligations as of December 31, 2008 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$13,590	$13,590	$—	$—	$—
Operating leases	866	564	302	—	—
Capital expenditure	2,143	2,036	86	21

Total	$16,599	$16,190	$388	$21	$—

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

     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Revenues:
United States	$13,674	$21,652	$27,921	$42,891
Europe	5,705	6,590	12,604	13,559
Asia	16,378	15,783	35,406	32,257
Canada	1,854	4,918	4,632	9,387

Totals	$37,611	$48,943	$80,563	$98,094

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	December 31,	June 30,
	2008	2008
United States	$8,959	$10,423
Asia	22,750	23,783

Totals	$31,709	$34,206

     Top five customers, although not the same five customers for each period together accounted for 59% and 61% of revenues for the three and six month periods ended December 31, 2008. In addition, one customer accounted for 30% of revenues for the three months ended December 31, 2007.
19. Income Taxes. FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.
     As a result of the implementation of FIN No. 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a long-term liability on its condensed consolidated balance sheet as of December 31, 2008 and June 30, 2008. There is no significant change for the three and six months ended December 31, 2008.
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

20. Subsequent Event.
     On January 14, 2009, one of the Company’s customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. As a result, the Company performed an analysis to quantify its potential exposure. Based on its analysis, the Company deferred recognition of revenue in the amount of $805,000 related to shipments of products for Nortel Networks. The Company’s estimates are subject to change as additional information becomes available.
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
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these six months ended December 31, 2008 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2008 as filed with the SEC on September 12, 2008.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Results of Operations
     Revenues:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
	(In thousands, except percentages)
Revenues	$37,611	$48,943	$(11,332)	-23.2%	$80,563	$98,094	$(17,531)	-17.9%
     Revenues for the second quarter of fiscal 2009 excluded $805,000 related to shipments of products for Nortel Networks, which filed for bankruptcy protection on January 14, 2009.
     The decrease in revenues for the three and six month periods ended December 31, 2008 compared to the three and six month periods ended December 31, 2007 was primarily due to decreased unit shipments of our ROADM optical switching and routing product, which accounted for 76% and 70% of the decrease in revenue, respectively. Our ROADM optical switching and routing product, of which the primary and majority of the components are obtained from third party vendors accounted for approximately 13% and 15% of revenues for the three and six month periods ended December 31, 2008, respectively, compared to 28% and 25% in the three and six month periods ended December 31, 2007, respectively.
     The decrease in unit shipments and declining average selling prices in our other major product categories, including multiplexer, conditioning and monitoring products and lines transmission applications, further contributed to the decrease in revenues for the three and six month periods ended December 31, 2008 compared to the three and six month periods ended December 31, 2007. This was partially offset by increased unit shipments of our optical amplification products. The decrease in unit shipment was mainly due to a general decrease in spending activity in the telecommunications industry.
     For the third quarter of fiscal 2009, we expect our revenues to be in the range of $28 million and $32 million due to anticipated further declines in unit shipments resulting from a continued slowdown in spending activity in the telecommunications industry.
     Looking beyond the third quarter, there are a number of risks and uncertainties that may put further downward pressure on our revenue and profitability, or at least limit our ability to predict revenue and profitability with any confidence. These risks and uncertainties include strong pricing pressures, due to competition and potential decreases in demand, and weakness in the worldwide telecommunications industry and economic environment in general. In addition, we believe that inventory levels of our products at one of our larger customers may have increased due to lower sales of their products, which could result in substantial reductions in purchases of our products by such customer until inventory levels are reduced. A prolonged worldwide economic downturn may lead to lower sales volume or reduced sales growth, lower sales prices or lower gross margins, which would negatively impact our business and results of operations.

     Gross Profit:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
			(In thousands, except percentages)
Gross profit	$8,546	$10,988	$(2,442)	-22.2%	$14,735	$22,816	$(8,081)	-35.4%
Gross profit margin	22.7%	22.5%			18.3%	23.3%
     The decrease in gross profit for the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 was primarily due to lower revenues, being partially offset by lower material costs, labor costs and manufacturing overhead expenses. Our gross profit for the three month period ended December 31, 2008 was positively impacted by the sale of inventory that had been previously fully reserved of $750,000, compared to the sale of inventory that had been previously fully reserved of $305,000 in the three months ended December 31, 2007.
     The decrease in gross profit for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 was mainly due to lower revenues and higher provision for excess and obsolete inventory which was primarily related to line transmission application, being partially offset by lower material costs, labor costs and manufacturing overhead expenses. Our gross profit for the six month period ended December 31, 2008 was positively impacted by the sale of inventory that had been previously fully reserved of $1.2 million, compared to the sale of inventory that had been previously fully reserved of $563,000 in the six months ended December 31, 2007.
     Our gross margin increased slightly for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due primarily to lower labor costs as a percentage of revenue and a higher utilization of inventory that had been previously fully reserved, being partially offset by higher material costs as a percentage of revenue.
     Our gross margin decreased for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 mainly due to higher provision for excess and obsolete inventory which was primarily related to line transmission application and higher material costs as a percentage of revenue, being partially offset by lower labor costs and manufacturing overhead expenses as a percentage of revenue.
     We expect our gross profit margin to decrease slightly in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009 due to a change in our product mix and lower utilization of manufacturing overhead costs resulting from expected lower revenue.
     Research and Development:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
			(In thousands, except percentages)
Research and development	$3,037	$3,866	$(829)	-21.4%	$6,542	$8,564	$(2,022)	-23.6%
     Research and development expenses for the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 decreased $829,000, or 21.4%. Research and development expenses for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 decreased $2.0 million, or 23.6%. The decrease was mainly driven by cost reduction as a result of the integration of OCP into Oplink and research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China.

     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to decrease slightly in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009.
     Sales and Marketing:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
			(In thousands, except percentages)
Sales and marketing	$2,212	$3,002	$(790)	-26.3%	$4,784	$6,131	$(1,347)	-22.0%
     Sales and marketing expenses for the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 decreased $790,000, or 26.3%. Sales and marketing expenses for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 decreased $1.3 million, or 22.0%. The decrease was mainly driven by cost reduction resulting from the integration of OCP into Oplink and lower sales commission expenses resulted from decreased revenues. We expect our sales and marketing expense, excluding stock compensation expense, to decrease slightly in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009.
     General and Administrative:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
			(In thousands, except percentages)
General and and administrative	$3,425	$6,533	$(3,108)	-47.6%	$7,002	$12,039	$(5,037)	-41.8%
     General and administrative expenses for the three month and six month period ended December 31, 2008 compared to the three and six month period ended December 31, 2007 decreased $3.1 million, or 47.6%, and $5.0 million, or 41.8%, respectively. The decrease was mainly driven by cost savings associated with the integration of OCP into Oplink, lower stock compensation expense and decreased accounting and legal fees. We expect our general and administrative expense, excluding stock compensation expense, to decrease slightly in the third quarter of fiscal 2009 compared to the second quarter of fiscal 2009.
     Stock Compensation Expense:

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
			(In thousands, except percentages)
Stock compensation expense	$1,368	$3,528	$(2,160)	-61.2%	$2,935	$5,274	$(2,339)	-44.3%
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
     Stock compensation expense decreased $2.2 million, or 61.2% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Stock compensation expense decreased $2.3 million, or 44.3% for the six months ended December 31, 2008 compared to the six months ended December 31, 2007. The acquisition of OCP contributed $2.3 million and $2.7 million in stock compensation expense for the three and six month periods ended December 31, 2007, respectively. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions. Excluding the impact of the OCP acquisition, stock compensation expense increased $117,000 and $396,000 for the three and six month periods ended December 31, 2008 compared to the three and six month periods ended December 31, 2007, respectively, as a result of additional grants to new and existing employees.
     Stock compensation expense in fiscal 2009 includes the continued amortization of previously-granted stock options. We expect our stock compensation expense in the third quarter of fiscal 2009 to decrease slightly from the second quarter of fiscal 2009.
     Transitional Costs for Contract Manufacturing
     A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Cash payments	(59)	—	(59)

Balance at September 30, 2008	282	—	282
Other adjustment	(39)	—	(39)
Cash payments	(83)	—	(83)

Balance at December 31, 2008	$160	$—	$160

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of our product lines from our Woodland Hills, California and OCPA facilities to SAE, we recorded an expense of $532,000 and $1.3 million for the three and six month periods ended December 31, 2007, respectively. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of its product lines in China are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of No. 5 and No. 43”. The transition was substantially completed by June 30, 2008. We anticipate that the remaining balance will be paid in fiscal 2009.
     Merger Fees
     The Company recorded no merger fees during the three and six month periods ended December 31, 2008. Merger fees for the three and six month periods ended December 31, 2007 were $4.6 million and $6.0 million, respectively. Merger fees primarily reflected the costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and an investment banking fee.

     Impairment Charges and Other Costs
     Due to the ongoing financial liquidity crisis, the current economic recession, changes to our operating results and forecasts, and a significant reduction in our market capitalization, in the second quarter of fiscal 2009, and in connection with our annual goodwill impairment testing we performed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
     We reviewed intangible assets that are subject to amortization for recoverability of their carrying value. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows that the assets are expected to generate. As a result, we did not record any impairment charges related to intangible assets.
     Oplink had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment, we concluded that the carrying value of the goodwill exceeded its implied fair value and recorded an impairment charge of $10.8 million in the second quarter of fiscal 2009.
     An impairment charge of $517,000 was recorded for the three and six months ended December 31, 2007 primarily related to the intangible assets of F3. Restructuring expenses of $109,000 were recorded for the same periods ended December 31, 2007 as a result of restructuring activities implemented at F3.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $954,000 and $865,000 for the three months ended December 31, 2008 and 2007, respectively, and approximately $1.9 million and $1.4 million for the six months ended December 31, 2008 and 2007, respectively. The increase in amortization expense for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 was primarily attributable to the acquisition of the remaining 42% of OCP’s outstanding shares of common stock that we did not already own on October 31, 2007, which further increased the portfolio of intangible assets.
     Interest and Other Income, Net

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2008	2007			2008	2007
	(In thousands, except percentages)
Interest and other income, net	$1,257	$2,130	$(873)	-41.0%	$2,184	$5,189	$(3,005)	-57.9%
     Interest and other income for the three months ended December 31, 2008 included a release of escrow account of $466,000 which was primarily related to a previous acquisition by OCP. Excluding the impact of the release of escrow account, interest and other income for the three months ended December 31, 2008 was approximately $791,000. The decrease in interest and other income for the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 was primarily due to the declining average rate of return, being partially offset by increased balances of cash and cash equivalents, short-term and long-term investments. The average rate of return for the three month period ended December 31, 2008 was 1.8 % compared to the average rate of return of 5.3% for the three month period ended December 31, 2007.

     The decrease in interest and other income for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007 was mainly due to the declining average rate of return. The decrease in average balances of cash and cash equivalents, short-term and long-term investments further contributed to the decrease in interest and other income for the six month period ended December 31, 2008 compared to the six month period ended December 31, 2007. The average rate of return for the six month period ended December 31, 2008 was 2.1% compared to the average rate of return of 5.1% for the six month period ended December 31, 2007.
     Loss on Sale of Assets
     The Company recorded a loss on sale of assets of $449,000 and $455,000 in the three and six month periods ended December 31, 2008, respectively, primarily related to disposal of equipment. We recognized a loss of $40,000 and $77,000 on sale of assets in the three and six month periods ended December 31, 2007, respectively.
     Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that we did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. Minority interest in loss of consolidated subsidiaries for the three and six month period ended December 31, 2007 was $3.4 million and $5.9 million, respectively, and primarily represented the 42% minority ownership interest in OCP between June 5, 2007 and October 31, 2007.
     Provision for Income Taxes
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded an income tax benefit of $15,000 and a tax provision of $309,000 for the three months ended December 31, 2008 and 2007, respectively. We recorded a tax provision of $441,000 and $543,000 for the six months ended December 31, 2008 and 2007, respectively. The decrease in provision for income taxes was mainly due to a larger net loss for the three and six months ended December 31, 2008 compared to the three and six months ended December 31, 2007, being partially offset by higher effective tax rate in China resulting from the expiration of certain tax holidays.
     The effective tax rate for the second quarter of fiscal 2009 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays. In addition, California has enacted legislation suspending the net operation loss (“NOL”) deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may increase our tax liability for tax years 2008 and 2009. We expect our provision for income taxes in the third quarter of fiscal 2009 to increase primarily due to the expiration of tax holidays in certain jurisdictions.
     Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $47.6 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2008. As of December 31, 2008, we had cash, cash equivalents, short-term and long-term investments of $146.8 million and working capital of $172.7 million.

     Six Months Ended December 31, 2008
     Our operating activities provided cash of $7.7 million in the six month period ended December 31, 2008 as a result of a net loss of $14.0 million for the period adjusted by $5.7 million in non-cash charges of depreciation and amortization charges, $2.9 million in non-cash stock-based compensation expenses, $4.1 million in provision for excess and obsolete inventory, and $10.8 million in impairment charges of goodwill primarily related to our OCP acquisition, being partially offset by other non-cash items of $181,000 and a decrease in cash of $1.7 million as a result of a net change in assets and liabilities.
     For the six months ended December 31, 2008, cash used as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventory, prepaid expenses, accounts payables, and accrued liabilities and other liabilities.
     Accounts receivable provided $6.4 million of cash primarily driven by the decreases in revenues and improved collections of receivables in the six month period ended December 31, 2008 compared to the fourth quarter of fiscal 2008. Days sales outstanding (“DSO”) was 70 days and 68 days for the first and second quarters of fiscal 2009 compared to 84 days for the fourth quarter of fiscal 2008. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories provided $2.7 million of cash during the six month period ended December 31, 2008 primarily due to a change in the level of inventory purchases as a result of anticipated lower revenues in the third quarter of fiscal 2009. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Prepaid expenses and other current assets used $1.7 million of cash in the six months period ended December 31, 2008 as certain customers converted accounts receivable to short-term notes receivable.
     Accounts payable used cash of $7.3 million in the six month period ended December 31, 2008 primarily due to lower levels of inventory purchases driven by anticipated lower sales in the third quarter of fiscal 2009.
     Accrued liabilities and other liabilities consumed cash of $1.7 million in the six month period ended December 31, 2008 largely due to payments associated with the acquisition of OCP and a decrease in professional fees, payroll and payroll related expenses.
     Our investing activities provided cash of $6.4 million in the six month period ended December 31, 2008. The net cash provided by investing activities in the six month period ended December 31, 2008 was primarily due to sales or maturities of investments of $47.6 million, being partially offset by purchases of investments of $39.8 million and equipment purchase of $1.8 million. We anticipate that cash outlays in capital expenditures will be approximately $3.0 million over the next six months.
     Our financing activities used cash of $1.4 million in the six month period ended December 31, 2008 due to cash usage of $2.3 million for the repurchase of our common stocks, being partially offset by $846,000 in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan. We expect that the cash usage for repurchase of our common stock in the third quarter of fiscal 2009 will remain at the same level as the second quarter of fiscal 2009.
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

     Six Months Ended December 31, 2007
     Our operating activities provided cash of $9.6 million in the six month period ended December 31, 2007 as a result of a net loss of $2.0 million for the period adjusted by $11.0 million, primarily for the non-cash charges of depreciation and amortization of property and equipment, stock compensation charges and impairment charges of intangible assets related to our F3 subsidiary; $5.9 million in minority interest in loss of consolidated subsidiaries; and an increase in cash of $6.5 million as a result of a net change in assets and liabilities.
     Accounts receivable generated $523,000 of cash despite an increase in revenues primarily due to improved collections of receivables in the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006. DSO’s was 67 and 64 days for the first and second quarters of fiscal 2008, respectively, compared to 75 and 77 days for the first and second quarters of fiscal 2007, respectively. Excluding the impact from the OCP acquisition, DSO’s was 68 days for the second quarter of fiscal 2008 compared to 73 days for the first quarter of fiscal 2008.
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

Contractual Obligations
     Our contractual obligations as of December 31, 2008 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$13,590	$13,590	$—	$—	$—
Operating leases	866	564	302	—	—
Capital expenditure	2,143	2,036	86	21

Total	$16,599	$16,190	$388	$21	$—

Recent Accounting Pronouncements
     On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157 and is effective upon issuance. We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the effective portions of SFAS No. 157 on July 1, 2008 which did not have a material impact on our condensed consolidated financial statements. See Note 7 of the Notes to Condensed Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We have not yet evaluated the impact of SFAS No. 157 on our consolidated financial position, results of operations or cash flows.
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
     As of December 31, 2008, all of our short-term investments were in high quality commercial papers, corporate bonds and government and government agency debt securities. Our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States. However, besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may result in a decline in our net investment portfolio. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2008	2008	2008	2008
	(Annualized)			(Annualized)
Investment Securities:
Cash equivalents — variable rate	$31,031	1.0%	$35,798	1.1%
Cash equivalents — fixed rate	28,499	0.9%	19,933	0.0%
Short-term investments — variable rate	9,619	1.3%	8,615	2.9%
Short-term investments — fixed rate	42,918	2.3%	41,462	2.0%
Long-term investments — variable rate	—	0.0%	5,003	2.4%
Long-term investments — fixed rate	10,000	2.9%	15,000	3.0%

Total	$122,067		$125,811

	Expected Fiscal Year Maturity Date
	2009	2010	Total	Fair Value
Long-term investments — fixed rate	$—	$10,000	$10,000	$10,079
Average interest rate		2.9%	2.9%
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

     As of June 30, 2008, Renminbi appreciated by 10% against the U.S. dollar compared to June 30, 2007. As of December 31, 2008, Renminbi further appreciated slightly compared to June 30, 2008. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.
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
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur losses of $14.0 million for the six months ended December 31, 2008 and $6.8 million, $2.6 million, $6.4 million and $36.8 million for fiscal years ended June 30, 2008, 2005, 2004 and 2003, respectively. As of December 31, 2008, we had an accumulated deficit of $233.5 million.
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
Our operating results may be further adversely affected by the downturn in the global economy and the global telecommunications industry.
     Challenging economic conditions worldwide are currently contributing to slowdowns in the global telecommunications and networking industries, as well as to specific segments and markets in which we operate, resulting in:
•	Reduced demand for our products as a result of constraints on IT-related capital spending, decreasing our revenue;
•	Increased price competition for our products; and
•	Higher overhead costs as a percentage of revenue, producing lower gross margins.
     Our revenue decreased from $43.0 million for the quarter ended September 30, 2008 to $37.6 million for the quarter ended December 31, 2008, and we expect revenue to decrease further to be in the range of $28 to $32 million for the quarter ending March 31, 2009. There is a risk of a further decrease beyond the March quarter. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases further.

     If global economic and market conditions, or economic conditions in the United States or other key markets for our products, remain uncertain or persist, spread, or deteriorate further, we may experience further material impacts on our business, operating results, and financial condition.
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
     Our recent acquisition of OCP may prove unfavorable to us and our stockholders. We may not be able to successfully integrate OCP’s business with our own, and we may not realize expected benefits or synergies. The price paid for OCP and the expenses incurred in the transaction may be higher than the actual value of the acquired business. Consolidating OCP’s operating results with our own has impaired our consolidated operating results due to OCP’s lower gross margins, higher operating expenses, and lack of profitability, and may continue to impair our results in the future. We recorded a goodwill impairment charge of $10.8 million in the second quarter of fiscal 2009, resulting in our decreasing to zero all of the goodwill that had been on our consolidated balance sheet relating primarily to the OCP acquisition.
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
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to a recent intra-day low of $5.05 in November 2008. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     Our ROADM products accounted for 15%, 23% and 31% our revenues for the six month period ended December 31, 2008 and for the years ended June 30, 2008 and 2007, respectively. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $5.0 million in the second quarter of fiscal 2009. We expect the fluctuations in ROADM revenues to continue in the near and medium term.
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
     Our top five customers, although not the same five customers for each period, together accounted for 61%, 60% and 64% our revenues for the six month period ended December 31, 2008 and for the years ended June 30, 2008 and 2007, respectively.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
     On August 14, 2008, Oplink announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase up to $20 million of its common stock Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. The share repurchases will be funded from available working capital. There is no fixed termination date for the repurchase program.

     During the quarter ended December 31, 2008, Oplink repurchased 327,150 shares of its common stock at an average price of $7.00 per share, pursuant to the program described above. The amount of repurchases effected during each month in the quarter are set forth in the table below.

				Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares (or
	Total number of	Average price	purchased as part of	units) that may yet be
	shares (or units)	paid per share	publicly announced	purchased under the
Month	purchased	(or unit)	plans or programs	plans or programs
Month 1 (October 29 — November 2, 2008)	0	—	0	$20,000,000

Month 2 (November 3 — November 30, 2008)	257,210	$6.87	257,210	$18,228,616

Month 3 (December 1 — December 28, 2008)	69,940	$7.44	69,940	$17,707,122

Total	327,150	$7.00	327,150	$17,707,122
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Oplink’s annual meeting of shareholders was held on November 5, 2008. At the annual meeting, Oplink shareholders approved the proposals and elected the directors as set forth below by the votes indicated:

		Authority
	For	Withheld
1. Election to the Board of Directors of two Class II Directors:
Chieh Chang	16,157,078	708,487
Hua Lee	16,278,098	587,467
     Each director nominee above was elected by the vote of the majority of the votes cast by shareholders, in accordance with our bylaws. In addition, the following directors continued to hold office after the annual meeting: Joseph Y. Liu, Jesse W. Jack and Leonard J. LeBlanc.

	For	Against	Abstain
2. Ratification of the appointment of Burr, Pilger & Mayer LLP as Oplink’s independent registered public accounting firm for the fiscal year ending June 30, 2009	16,754,825	98,002	12,738

ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.1	(4)	Separation Agreement and Release dated November 21, 2008 between the Registrant and Thomas P. Keegan.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on November 24, 2008 and incorporated herein by reference.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: February 6, 2009	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)