Form 10-Q
period 2009-03-29
OPLINK COMMUNICATIONS INC
filed 2009-05-08
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Registrant’s telephone number, including area code: (510) 933-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares of the Registrant’s common stock outstanding as of April 30, 2009 was 20,472,714.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

(unaudited)
NOTE: The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 29, 2008 and its most recently completed fiscal quarter ended on Sunday, March 29, 2009, but throughout this report those periods will be referred to as having ended on June 30, 2008 and March 31, 2009, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	June 30,
	2009	2008
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$82,559	$72,001
Short-term investments	64,552	50,077
Accounts receivable, net	24,278	34,200
Inventories	13,966	27,950
Prepaid expenses and other current assets	5,726	4,949

Total current assets	191,081	189,177

Long-term investments	10,000	20,003
Property, plant and equipment, net	31,406	34,206
Goodwill and intangible assets, net	9,800	23,487
Other assets	1,780	1,867

Total assets	$244,067	$268,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,902	$16,014
Accrued liabilities	10,439	11,756
Income tax payable	1,673	1,000
Accrued transitional costs for contract manufacturing	160	341
Restructuring accrual	—	370

Total current liabilities	17,174	29,481

Non-current liabilities	966	989

Total liabilities	18,140	30,470

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,386,982 and 20,729,935 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	20	21
Additional paid-in capital	451,168	449,492
Accumulated other comprehensive income	8,310	8,256
Accumulated deficit	(233,571)	(219,499)

Total stockholders’ equity	225,927	238,270

Total liabilities and stockholders’ equity	$244,067	$268,740

(1)	The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$30,805	$40,836	$111,368	$138,930

Cost of revenues:
Cost of revenues	22,018	37,464	87,602	112,499
Stock compensation expense	108	103	352	346

Total cost of revenues	22,126	37,567	87,954	112,845

Gross profit	8,679	3,269	23,414	26,085

Operating expenses:
Research and development:
Research and development	2,477	3,325	8,544	11,367
Stock compensation expense	266	245	741	767

Total research and development	2,743	3,570	9,285	12,134

Sales and marketing:
Sales and marketing	1,817	2,461	6,019	8,104
Stock compensation expense	252	247	834	735

Total sales and marketing	2,069	2,708	6,853	8,839

General and administrative:
General and administrative	2,331	3,141	7,699	11,159
Stock compensation expense	624	693	2,258	4,714

Total general and administrative	2,955	3,834	9,957	15,873

Transitional costs for contract manufacturing	—	547	—	1,834
Merger fees	—	(371)	—	5,618
Impairment charges and other costs	—	69	10,829	695
Amortization of intangible assets	412	433	1,236	1,100

Total operating expenses	8,179	10,790	38,160	46,093

Income (loss) from operations	500	(7,521)	(14,746)	(20,008)

Interest and other income, net	327	1,513	2,511	6,702
(Loss) gain on sale or disposal of assets	(212)	2,433	(667)	2,356

Income (loss) before minority interest and income tax provision	615	(3,575)	(12,902)	(10,950)

Minority interest in loss of consolidated subsidiaries	—	—	—	5,891
Income tax provision	(729)	(365)	(1,170)	(908)

Net loss	$(114)	$(3,940)	$(14,072)	$(5,967)

Net loss per share:
Basic and diluted	$(0.01)	$(0.19)	$(0.68)	$(0.27)

Shares used in per share calculation:
Basic and diluted	20,468	20,633	20,637	21,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,072)	$(5,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,469	5,466
Amortization of intangible and other assets	2,858	2,381
Impairment charges and other costs	10,829	695
Stock compensation expense	4,185	6,562
Provision for excess and obsolete inventory	4,065	6,383
Amortization of discount on investments	(338)	(513)
Loss (gain) on sale or disposal of assets	667	(2,393)
Minority interest in loss of consolidated subsidiaries	—	(5,891)
Other	(365)	2
Change in assets and liabilities:
Accounts receivable, net	9,932	2,405
Inventories	10,486	(331)
Prepaid expenses and other current assets	(726)	2,470
Other assets	81	41
Accounts payable	(11,177)	(4,081)
Accrued liabilities and other liabilities	(1,115)	(3,656)

Net cash provided by operating activities	20,779	3,573

Cash flows from investing activities:
Purchases of available-for-sale investments	(74,913)	(123,618)
Sales and maturities of available-for-sale investments	62,717	107,392
Purchases of held-to-maturity investments	—	(5,000)
Maturities of held-to-maturity investments	8,031	86,400
Proceeds from sales of property and equipment	475	27,338
Purchases of property and equipment	(3,427)	(6,934)
Purchases of cost investments	—	(400)
Sales of cost investments	—	5,000
Acquisition of businesses, net of cash acquired	—	(81,445)

Net cash (used in) provided by investing activities	(7,117)	8,733

Cash flows from financing activities:
Proceeds from issuance of common stock	846	2,514
Repurchase of common stock	(3,356)	(40,000)

Net cash used in financing activities	(2,510)	(37,486)

Effect of exchange rate changes on cash and cash equivalents	(594)	14

Net increase (decrease) in cash and cash equivalents	10,558	(25,166)

Cash and cash equivalents, beginning of period	72,001	111,600

Cash and cash equivalents, end of period	$82,559	$86,434

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
     The acquisition of Optical Communication Products, Inc. (“OCP”), completed in October 2007, has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Oplink’s transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2009, the results of its operations for the three and nine month periods ended March 31, 2009 and 2008 and its cash flows for the nine month periods ended March 31, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. March 29, 2009 represents the Sunday closest to the period ended March 31, 2009. Fiscal 2009 and fiscal 2008 are 52-week fiscal years.

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
4. Net Loss Per Share. The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(114)	$(3,940)	$(14,072)	$(5,967)

Denominator:
Weighted average shares outstanding — basic and diluted	20,468	20,633	20,637	21,811

Net loss per share — basic and diluted	$(0.01)	$(0.19)	$(0.68)	$(0.27)

Antidilutive stock options not included in net loss per share calculation	3,904	3,875	3,904	3,875

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

	March 31,	June 30,
	2009	2008
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,326	$8,244
Unrealized (loss) gain on investments, net	(16)	12

	$8,310	$8,256

     The reconciliation of net loss to comprehensive loss for the three and nine months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(114)	$(3,940)	$(14,072)	$(5,967)
Change in cumulative translation adjustment	(194)	1,643	82	3,214
Change in unrealized (loss) gain on investments, net	(31)	275	(28)	99

Total comprehensive loss	$(339)	$(2,022)	$(14,018)	$(2,654)

6. Short-Term and Long-Term Investments. The Company generally invests its excess cash in debt instruments of the government, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
     Short-term and long-term investments at March 31, 2009 and June 30, 2008 consist of the following (in thousands):

	March 31, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
United States Treasury	$34,951	$34,927	$23	$—	$34,950
Corporate securities	24,600	24,640	—	(49)	24,591
United States government agencies	5,001	5,001	—	(7)	4,994

Total short-term investments	64,552	64,568	23	(56)	64,535

Long-term investments:
United States government agencies	10,000	10,000	18	—	10,018

Total long-term investments	10,000	10,000	18	—	10,018

Total investments	$74,552	$74,568	$41	$(56)	$74,553

	June 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Corporate securities	$30,171	$30,159	$43	$(18)	$30,184
United States government agencies	19,906	19,906	2	(2)	19,906

Total short-term investments	50,077	50,065	45	(20)	50,090

Long-term investments:
United States government agencies	20,003	20,003	11	(64)	19,950

Total long-term investments	20,003	20,003	11	(64)	19,950

Total investments	$70,080	$70,068	$56	$(84)	$70,040

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2009 and June 30, 2008 are presented in the following tables (in thousands):

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$20,024	$—	$(40)	$19,984
United States Treasury	34,927	24	—	34,951

Total available-for-sale investments	54,951	24	(40)	54,935

Held-to-maturity investments:
Corporate securities	4,616	—	(9)	4,607
United States government agencies	15,001	17	(7)	15,011

Total held-to-maturity investments	19,617	17	(16)	19,618

Total investments	$74,568	$41	$(56)	$74,553

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Corporate securities	$22,493	$27	$(15)	$22,505
United States government agencies	19,906	2	(2)	19,906

Total available-for-sale investments	42,399	29	(17)	42,411

Held-to-maturity investments:
Corporate securities	7,666	16	(3)	7,679
United States government agencies	20,003	11	(64)	19,950

Total held-to-maturity investments	27,669	27	(67)	27,629

Total investments	$70,068	$56	$(84)	$70,040

     There were no realized gains (losses) on sales of available-for-sale securities for the three and nine month periods ended March 31, 2009 and for the three month period ended March 31, 2008. For the nine month period ended March 31, 2008, gross realized gains were approximately $150,000. The unrealized losses are primarily due to wider spreads versus treasuries on those securities as a result of unprecedented credit crises and funding concerns. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. However, the current financial market is extremely volatile. Besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may also result in a decline in the Company’s net investment portfolio. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2009 (in thousands):

	March 31, 2009
	In Loss Position		In Loss Position
	< 12 months		12 months and longer		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale investments:
Corporate securities	$4,944	$(40)	$—	$—	$4,944	$(40)

Total available-for-sale investments	4,944	(40)	—	—	4,944	(40)

Held-to-maturity investments:
Corporate securities	4,607	(9)	—	—	4,607	(9)
United States government agencies	4,994	(7)	—	—	4,994	(7)

Total held-to-maturity investments	9,601	(16)	—	—	9,601	(16)

Total investments in loss position	$14,545	$(56)	$—	$—	$14,545	$(56)

     The amortized cost and estimated fair value of debt securities at March 31, 2009 and June 30, 2008 by contractual maturities are shown below (in thousands):

	March 31, 2009		June 30, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$54,951	$54,935	$42,399	$42,411
Due in one year to five years	—	—	—	—
Due in five years to ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale investments	54,951	54,935	42,399	42,411

Held-to-maturity investments:
Due in one year or less	9,617	9,600	7,666	7,679
Due in one year to five years	10,000	10,018	20,003	19,950

Total held-to-maturity investments	19,617	19,618	27,669	27,629

Total investments	$74,568	$74,553	$70,068	$70,040

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

     On July 1, 2008, the Company adopted the effective portions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The adoption did not have a material impact on the Company’s condensed consolidated financial statements. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a valuation hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 specifies the following three levels of inputs that may be used to measure fair value:
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
     Items Measured at Fair Value on a Recurring Basis
     The Company did not have any financial liabilities that are measured at fair value at March 31, 2009. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at March 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$43,016	$5,000	$—	$48,016
U.S. treasury and agency securities	—	49,952	—	49,952
Commercial paper	—	14,969	—	14,969
Corporate securities	—	9,631	—	9,631

Total financial assets	$43,016	$79,552	$—	$122,568

Financial liabilities	$—	$—	$—	$—

     As of March 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for either of these investments during the three and nine months ended March 31, 2009.
8. Accrued Transitional Costs for Contract Manufacturing. A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Cash payments	(59)	—	(59)

Balance at September 30, 2008	282	—	282
Other adjustment	(199)	160	(39)
Cash payments	(83)	—	(83)

Balance at December 31, 2008	—	160	160
Other adjustment and cash payments	—	—	—

Balance at March 31, 2009	$—	$160	$160

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
     The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCP Asia. The restructuring was substantially completed by June 30, 2008. The following table summarizes changes in accrued restructuring for the three and nine months ended March 31, 2009:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2009	2009
Accrued restructuring beginning balance	$—	$370
Additions	—	—
Cash payments	—	(370)

Accrued restructuring ending balance	$—	$—

10. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	March 31,	June 30,
	2009	2008
Inventories:
Raw materials	$8,167	$19,720
Work-in-process	5,691	8,230
Finished goods	108	—

Total	$13,966	$27,950

11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2007 and 2008, and F3 Inc. (“F3”) and Fibercom Optics Communication Corp. (“Fibercom”) in fiscal 2006 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$3,361	$5,312
Trade name	6	1,595	408	1,187
Customer relationships	3-4	5,481	2,180	3,301
Backlog	1	97	97	—

Total		$15,846	$6,046	$9,800

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2008	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$1,735	$6,938
Trade name	6	1,595	209	1,386
Customer relationships	3-4	5,481	1,147	4,334
Backlog	1	97	97	—

Total		$15,846	$3,188	$12,658

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Reported as:	2009	2008	2009	2008
Cost of revenues	$538	$543	$1,622	$1,281
Operating expenses	412	433	1,236	1,100

Total	$950	$976	$2,858	$2,381

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2009	$952
2010	3,782
2011	3,677
2012	1,066
2013	260
After 2013	63

$9,800

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
     Due to the ongoing financial liquidity crisis, the current economic recession, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, in the second quarter of fiscal 2009, and in connection with its annual goodwill impairment testing, the Company performed an impairment analysis in accordance with SFAS No. 142 and SFAS No. 144.
     The Company reviewed intangible assets that are subject to amortization for recoverability of their carrying value. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows that the assets are expected to generate. As a result, the Company did not record any impairment charges related to intangible assets.
     The Company had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment, the Company concluded that the carrying value of the goodwill exceeded its implied fair value. This resulted in an impairment charge of $10.8 million being recorded in the condensed consolidated statements of operations in the second quarter of fiscal 2009.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2009	2008
Accrued liabilities:
Payroll and related expenses	$2,209	$3,388
Employee withholdings and related expenses	916	470
Accrued sales commission	441	465
Accrued warranty	346	286
Accrued professional fees	1,695	1,473
Accrued sales return	541	594
Deferred revenue	525	525
Advance deposits from customers	69	239
Other	3,697	4,316

	$10,439	$11,756

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at the beginning of the period	$346	$412	$286	$445

Accruals for warranties issued during the period	65	17	221	117

Accruals related to pre-existing warranties including expirations and changes in estimates	(7)	23	102	(44)

Cost of warranty repair	(58)	(42)	(263)	(108)

Balance at the end of the period	$346	$410	$346	$410

14. Stock Compensation. The Company accounts for stock compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three and nine month periods ended March 31, 2009 and 2008 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Stock compensation expense by type of award:
Employee stock options	$950	$1,116	$3,248	$5,862
Restricted stock awards	—	—	223	266
Employee stock purchase plan	300	172	714	434

Total stock compensation expense	1,250	1,288	4,185	6,562
Tax effect on stock compensation expense	—	—	—	—

Net effect on net loss	$1,250	$1,288	$4,185	$6,562

Effect on net loss per share:
Basic and diluted	$(0.06)	$(0.06)	$(0.20)	$(0.30)

     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three month periods ended March 31, 2009 and 2008, the Company granted 6,000 and 367,812 stock options, respectively, with an estimated total grant-date fair value of $26,000 and $1.9 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended March 31, 2009 and 2008 not expected to vest was $4,000 and $268,000, respectively.
     During the nine month periods ended March 31, 2009 and 2008, the Company granted 333,040 and 1,524,311 stock options, respectively, with an estimated total grant-date fair value of $1.9 million and $6.2 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the nine months ended March 31, 2009 and 2008 not expected to vest was $302,000 and $706,000, respectively.
     As of March 31, 2009, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $8.5 million which will be recognized over an estimated weighted average amortization period of 2.5 years. Approximately $8,000 of stock compensation was capitalized as inventory at March 31, 2009 and June 30, 2008.
     The Company also issued 16,000 and 16,000 stock awards with a total grant-date fair value of $223,000 and $266,000 for the nine months ended March 31, 2009 and 2008, respectively.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Risk-free interest rate	1.80%	2.54%	2.85%	3.57%
Expected term	4.6 years	4.6 years	4.6 years	4.5 years
Expected dividends	0%	0%	0%	0%
Volatility	66%	48%	52%	45%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2009		2008	2009	2008
Risk-free interest rate	N/A	(1)	NA(1)	1.26%	3.86%
Expected term	N/A		NA	1.3 years	1.1 years
Expected dividends	N/A		NA	0%	0%
Volatility	N/A		NA	65%	46%

(1)	No purchase rights were granted under the Company’s employee stock purchase plan during three months ended March 31, 2009 and 2008.
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $4.28 and $5.17 per share for the three months ended March 31, 2009 and 2008, respectively, and $5.76 and $5.38 per share for the nine months ended March 31, 2009 and 2008, respectively.
     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of March 31, 2009, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

				Weighted
			Number of	Average
	Shares Available		Options	Exercise
	for Grant		Outstanding	Price
Balance, June 30, 2008	3,561,060		4,088,567	$14.60
Options and awards granted	(349,040)	(1)	333,040	12.83
Options exercised	—		(43,600)	8.14
Options canceled	474,137		(474,137)	17.83
Options expired	(1,801,955)	(2)	—	—
Options expired	(74,176)	(3)	—	—

Balance, March 31, 2009	1,810,026		3,903,870	$14.13

(1)	The number of options and awards granted in the nine months ended March 31, 2009 include 16,000 stock awards.

(2)	The Company’s 1998 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

(3)	In connection with the acquisition of OCP, Oplink assumed outstanding stock options issued pursuant to OCP’s stock option plans and converted them into options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. Stock options that were granted and subsequently cancelled are not available for future grant.
     The options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2009				at March 31, 2009
		Weighted				Weighted
		Average		Aggregate		Average		Aggregate
		Remaining	Weighted	Intrinsic		Remaining	Weighted	Intrinsic
		Contractual	Average	Value		Contractual	Average	Value
Range of Exercise	Number	Life	Exercise	(in	Number	Life	Exercise	(in
Price	Outstanding	(in Years)	Price	thousands)	Outstanding	(in Years)	Price	thousands)
$1.0000 - $2.00	4,723	0.4	$1.05	$32	4,723	0.4	$1.05	$32
$3.0001 - $5.00	478,834	3.4	4.60	1,592	478,834	3.4	4.60	1,592
$5.0001 - $8.00	399,368	4.4	5.78	860	344,808	3.6	5.49	842
$8.0001 - $10.00	61,916	2.8	8.70	—	61,916	2.8	8.70	—
$11.0001 - $13.00	552,051	8.4	10.10	—	117,728	6.1	10.12	—
$13.0001 - $15.00	293,012	7.6	12.25	—	145,393	6.4	12.38	—
$15.0001 - $18.00	751,254	7.6	13.63	—	306,666	5.7	13.54	—
$18.0001 - $20.00	273,619	7.1	17.45	—	172,593	6.6	17.43	—
$19.0001 - $20.00	207,031	4.7	18.85	—	164,612	4.2	18.77	—
$20.0001 - $25.00	756,229	7.2	20.24	—	519,454	7.2	20.24	—
$25.0001 - $35.00	72,701	1.4	31.29	—	72,619	1.4	31.29	—
$42.0001 - $158.00	53,132	1.4	83.50	—	53,132	1.4	83.50	—

	3,903,870	6.3	$14.13	$2,484	2,442,478	5.0	$14.37	$2,466

Vested and expected to vest	3,770,852	6.2	$14.17	$2,483

     As of March 31, 2009 and June 30, 2008, options to purchase 2,442,478 and 2,132,161 shares at weighted average exercise prices of $14.37 and $14.97 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.93 as of March 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2009 was 828,365. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $4,200 and $44,200, respectively, and for the nine months ended March 31, 2009 and 2008 was $168,700 and $479,200, respectively.
     The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended March 31, 2009 and 2008 was approximately $219 and $204,000, respectively, and for the nine months ended March 31, 2009 and 2008 was approximately $355,000 and $2.0 million, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended March 31, 2009 and 2008.

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
     The Company repurchased $1.1 million and $3.4 million of its common stock during the three and nine months ended March 31, 2009, respectively. The Company repurchased $422,000 and $40.0 million of its common stock during the same three and nine month periods in 2008, respectively, pursuant to its previous repurchase program.
16. Recent Accounting Pronouncements.
     On April 9, 2009, the FASB simultaneously issued three FASB Staff Positions (“FSPs”). FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. The three FSPs are effective for interim and annual periods ending after June 15, 2009. The Company has not yet evaluated the impact of these three FSPs on its consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact of FSP No. 142-3 on its consolidated financial position, results of operations or cash flows.
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

     In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The Company has not yet evaluated the impact of FSP 157-2 on its consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively to business combinations completed on or after the date of adaption. The Company has not yet evaluated the impact of SFAS No. 141(R) and FSP 141(R)-1 on its consolidated financial position, results of operations or cash flows.
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

17. Commitments and Contingencies.
Contractual Obligations
Contractual obligations as of March 31, 2009 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$11,090	$11,090	$—	$—	$—
Operating leases	822	527	272	23	—
Capital expenditure	1,132	1,024	86	22	—

Total	$13,044	$12,641	$358	$45	$—

     Litigation
     IPO Securities Litigation
     In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs allege that the Company, certain of the Company’s officers and directors and the underwriters of the Company’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the “IPO Lawsuits”). The IPO Lawsuits were consolidated for pretrial purposes in the United States District Court for the Southern District of New York.
     During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases as against all defendants, which agreement is memorialized in a Stipulation and Agreement of Settlement, dated as of April 1, 2009. The settlement provides for a $586 million recovery in total. This total amount is being divided over the 309 cases. The Company’s share of the settlement is $338,983, which amount the Company will be required to pay if the settlement is finally approved by the court. The settlement was submitted to the district court for review and approval on April 2, 2009. As of the date of this report, the proposed settlement remains under review by the court.
     IPO 16(b) Claim
     In October 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint did not seek recovery of damages or other relief against the Company. The Complaint alleged that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a “group” by coordinating their efforts to undervalue the IPO price of the Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases were transferred to one judge at the U.S. District Court. In July 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed in October 2008. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations.

     Oplink vs. O-Net Communications, et al.
     In June 2007, the Company initiated legal action against several parties by filing a complaint in U.S. federal. The Company’s amended complaint alleges claims for patent infringement, trade secret misappropriation, breach of the duty of loyalty, unfair competition, breach of contract and intentional interference with contractual relations against O-Net Communications (ShenZhen), Ltd. (“O-Net”), Multiwave Digital Solutions, Inc. (“Mulitwave”), and Chunmeng Wu (“Wu”). The amended complaint requests an order enjoining O-Net and Multiwave from making, using or selling devices covered by the Company’s patents, an order enjoining Multiwave and Wu from misappropriating the Company’s trade secrets, monetary damages, attorney’s fees and costs. In September 2007, O-Net and Multiwave filed a counterclaim for declaratory judgment against the Company declaring that O-Net and Multiwave have not infringed on the Company’s patents, a judgment declaring that three patents held by the Company are invalid, and an award of attorney’s fees and costs. In August 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential settlement agreement resolving all claims at issue in the lawsuit. Pursuant to the settlement agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court jointly by the parties in September 2008.
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
     The geographic breakdown of revenues by customer location is as follows (in thousands):

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Revenues:
United States	$10,819	$17,213	$38,740	$60,104
Europe	4,314	5,030	16,918	18,589
Asia	14,185	14,777	49,591	47,034
Canada	1,487	3,816	6,119	13,203

Totals	$30,805	$40,836	$111,368	$138,930

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	March 31,	June 30,
	2009	2008
United States	$8,390	$10,423
Asia	23,016	23,783

Totals	$31,406	$34,206

     The same top five customers together accounted for 57% and 60% of revenues for the three and nine months ended March 31, 2009. Top five customers, although not the same five customers for each period together accounted for 63% and 61% of revenues for the three and nine months ended March 31, 2008.
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
     As a result of the implementation of FIN No. 48, Oplink recognized a liability of approximately $766,000 for unrecognized tax benefits related to tax positions taken in prior periods. The entire amount has been classified as a long-term liability on the Company’s condensed consolidated balance sheet as of March 31, 2009 and June 30, 2008. There is no significant change for the three and nine months ended March 31, 2009.
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
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these nine months ended March 31, 2009 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the SEC on September 12, 2008. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Results of Operations
Revenues:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Revenues	$30,805	$40,836	$(10,031)	-24.6%	$111,368	$138,930	$(27,562)	-19.8%
     The decrease in revenues for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008 was primarily due to decreased unit shipments of our ROADM optical switching and routing product, which accounted for 52% and 64% of the decrease in revenues for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008, respectively. In addition, the decreased unit shipments of our line transmission application product accounted for 41% and 33% of the decrease in revenues for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008, respectively. Our ROADM optical switching and routing product, of which the primary and majority of the components are obtained from third party vendors accounted for approximately 15% of revenues for the three and nine months ended March 31, 2009, compared to 24% and 25% for the three and nine months ended March 31, 2008, respectively. Our line transmission application product accounted for approximately 30% and 33% of revenues for the three and nine months ended March 31, 2009, compared to 32% and 33% for the three and nine months ended March 31, 2008, respectively.
     The decrease in unit shipments in our other major product categories, including multiplexer and conditioning and monitoring products further contributed to the decrease in revenues for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008. This was partially offset by increased unit shipments of our optical amplification products. The decrease in unit shipment was mainly due to a continued decrease in spending activity in the telecommunications industry. A slight decline in average selling prices, which is a characteristic of the industry, also contributed to the decrease in revenues for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008.

     For the fourth quarter of fiscal 2009, we expect our revenues to be in the range of $28 million and $32 million, generally flat with the third quarter of fiscal 2009. Looking beyond the fourth quarter, there are a number of risks and uncertainties that may put further downward pressure on our revenue and profitability, or at least limit our ability to predict revenue and profitability with any confidence. These risks and uncertainties include strong pricing pressures due to competition and potential decreases in demand and weakness in the worldwide telecommunications industry and economic environment in general. A prolonged worldwide economic downturn may lead to lower sales volume or reduced sales growth, lower sales prices or lower gross margins, which would negatively impact our business and results of operations.
     Gross Profit:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Gross profit	$8,679	$3,269	$5,410	165.5%	$23,414	$26,085	$(2,671)	-10.2%
Gross profit margin	28.2%	8.0%			21.0%	18.8%
     The increase in gross profit for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to lower provision for excess and obsolete inventory, decreased material costs as a result of lower revenues, and lower labor costs and manufacturing overhead expenses, being partially offset by decreased revenues. The decrease in labor costs and manufacturing overhead expenses reflected the costs savings associated with the OCP’s manufacturing being transitioned from higher cost facilities in the United States to lower cost facilities in China, further integration of OCP into Oplink, and other cost reduction initiatives. Our gross profit for the three months ended March 31, 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $1.4 million compared to the sale of inventory that had been previously fully reserved of $227,000 in the three months ended March 31, 2008.
     The decrease in gross profit for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was mainly due to lower revenues, being partially offset by decreased material costs as a result of lower revenues, lower provision for excess and obsolete inventory, and lower labor costs and manufacturing overhead expenses. The decrease in labor costs and manufacturing overhead expenses reflected the costs savings associated with OCP’s manufacturing being transitioned from higher cost facilities in the United States to lower cost facilities in China, further integration of OCP into Oplink, and other cost reduction initiatives. Our gross profit for the nine months ended March 31, 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $2.6 million, compared to the sale of inventory that had been previously fully reserved of $790,000 in the nine months ended March 31, 2008.
     Our gross margin increased to 28% for the three months ended March 31, 2009 from 8% for the three months ended March 31, 2008 primarily driven by lower provision for excess and obsolete inventory and a higher utilization of inventory that had been previously fully reserved. The slight improvement in material costs, labor costs and manufacturing overhead expenses as a percentage of revenue further contributed to the increase in our gross margin.
     Our gross margin increased slightly for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 mainly due to lower provision for excess and obsolete inventory and a higher utilization of inventory that had been previously fully reserved, being partially offset by higher material costs as a percentage of revenue.
     We anticipate our gross margin in the fourth quarter of fiscal 2009 to decrease slightly compared to the third quarter of fiscal 2009.

Research and Development:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Research and development	$2,743	$3,570	$(827)	-23.2%	$9,285	$12,134	$(2,849)	-23.5%
     The decrease in research and development expenses for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink, research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction initiatives.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to decrease slightly in the fourth quarter of fiscal 2009 compared to the third quarter of fiscal 2009.
Sales and Marketing:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Sales and marketing	$2,069	$2,708	$(639)	-23.6%	$6,853	$8,839	$(1,986)	-22.5%
     The decrease in sales and marketing expenses for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink and lower sales commission expenses resulted from decreased revenues. We expect our sales and marketing expense, excluding stock compensation expense, to be steady in the fourth quarter of fiscal 2009 compared to the third quarter of fiscal 2009.
General and Administrative:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
General and and administrative	$2,955	$3,834	$(879)	-22.9%	$9,957	$15,873	$(5,916)	-37.3%
     The decrease in general and administrative expenses for the three and nine months ended March 31, 2009 compared to the three and nine months ended March 31, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink and other cost reduction initiatives. In addition, lower stock compensation expense further contributed to the decrease in general and administrative expenses for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. We expect our general and administrative expense, excluding stock compensation expense, to remain largely unchanged in the fourth quarter of fiscal 2009 compared to the third quarter of fiscal 2009.

Stock Compensation Expense:

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Stock compensation expense	$1,250	$1,288	$(38)	-3.0%	$4,185	$6,562	$(2,377)	-36.2%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock and purchases under the employee stock purchase plan in accordance with the provisions of SFAS No. 123(R). The fair value of stock options, restricted stock granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.
     Stock compensation expense remained largely unchanged for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Stock compensation expense decreased $2.4 million, or 36.2% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions, which contributed $2.7 million in stock compensation expense for the nine months ended March 31, 2008. Excluding the impact of the OCP acquisition, stock compensation expense increased slightly for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 as a result of additional grants to new and existing employees.
     Stock compensation expense in fiscal 2009 includes the continued amortization of previously-granted stock options. We expect our stock compensation expense in the fourth quarter of fiscal 2009 to decrease slightly from the third quarter of fiscal 2009.
     Transitional Costs for Contract Manufacturing
     A summary of accrued transitional costs for contract manufacturing in fiscal 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total
Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Cash payments	(59)	—	(59)

Balance at September 30, 2008	282	—	282
Other adjustment	(199)	160	(39)
Cash payments	(83)	—	(83)

Balance at December 31, 2008	—	160	160
Other adjustment and cash payments	—	—	—

Balance at March 31, 2009	$—	$160	$160

     On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of our product lines from our Woodland Hills, California and OCPA facilities to SAE, we recorded an expense of $547,000 and $1.8 million for the three and nine months ended March 31, 2008, respectively. These transitional charges, which are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of its product lines in China are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits — an amendment of No. 5 and No. 43”. The transition was substantially completed by June 30, 2008. We anticipate that the remaining balance will be paid within fiscal 2009.
     Merger Fees
     We recorded no merger fees for the three and nine months ended March 31, 2009. Merger fees for the three and nine months ended March 31, 2008 was a credit of $371,000 and an expense of $5.6 million, respectively. Merger fees primarily reflected the costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and an investment banking fee.
     Impairment Charges and Other Costs
     Due to the ongoing financial liquidity crisis, the current economic recession, changes to our operating results and forecasts, and a significant reduction in our market capitalization, in the second quarter of fiscal 2009, and in connection with our annual goodwill impairment testing, we performed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.
     We reviewed intangible assets that are subject to amortization for recoverability of their carrying value. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows that the assets are expected to generate. As a result, we did not record any impairment charges related to intangible assets.
     Oplink had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment performed in the second quarter of fiscal 2009, we concluded that the carrying value of the goodwill exceeded its implied fair value. This resulted in an impairment charge of $10.8 million being recorded in the condensed consolidated statements of operations for the nine months ended March 31, 2009.
     An impairment charge of $517,000 was recorded for the nine months ended March 31, 2008 primarily related to the intangible assets of F3.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $950,000 and $976,000 for the three months ended March 31, 2009 and 2008, respectively, and approximately $2.9 million and $2.4 million for the nine months ended March 31, 2009 and 2008, respectively. The increase in amortization expense for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was primarily attributable to the acquisition of the remaining 42% of OCP’s outstanding shares of common stock that we did not already own on October 31, 2007, which further increased the portfolio of intangible assets.

     Interest and Other Income, Net

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Interest and other income, net	$327	$1,513	$(1,186)	-78.4%	$2,511	$6,702	$(4,191)	-62.5%
     The decrease in interest and other income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the declining average rate of return, being partially offset by increased balances of cash, cash equivalents, and short-term and long-term investments. The average rate of return for the three months ended March 31, 2009 was 1.1% compared to the average rate of return of 4.2% for the three months ended March 31, 2008.
     Interest and other income for the nine months ended March 31, 2009 included a release of escrow account of approximately $466,000 which was primarily related to a previous acquisition by OCP. Excluding the impact of the release of escrow account, interest and other income for the nine months ended March 31, 2009 was approximately $2.0 million. The decrease in interest and other income for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 was primarily due to the declining average rate of return. The decrease in average balances of cash, cash equivalents, and short-term and long-term investments further contributed to the decrease in interest and other income. The average rate of return for the nine months ended March 31, 2009 was 1.8% compared to the average rate of return of 4.9% for the nine months ended March 31, 2008.
     Gain (Loss) on Sale or Disposal of Assets
     We recorded a loss on disposal of assets of $212,000 and $667,000 in the three and nine months ended March 31, 2009, respectively. We recorded a gain on sales of assets of $2.4 million in the three and nine months ended March 31, 2008. On January 18, 2008, OCP, a wholly-owned subsidiary of Oplink, completed its sale to DS Ventures, LLC, of OCP’s property located at 6101 Variel Avenue, Los Angeles, California. The transaction resulted in a gain on sale of assets of $1.65 million. In addition, we recognized a gain on sale of manufacturing equipment of approximately $800,000 in the three and nine month periods ended March 31, 2008.
     Minority Interest
     On June 5, 2007, Oplink consummated its acquisition from The Furukawa Electric Co., Ltd. (“Furukawa”) of Furukawa’s 58% interest in OCP. On October 31, 2007, Oplink completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that we did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. Minority interest in loss of consolidated subsidiaries for the nine months ended March 31, 2008 was $5.9 million and primarily represented the 42% minority ownership interest in OCP between June 5, 2007 and October 31, 2007. Minority interest for the three months ended March 31, 2008 and for the three and nine months ended March 31, 2009 were immaterial.
     Provision for Income Taxes
     Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded an income tax provision of $729,000 and $365,000 for the three months ended March 31, 2009 and 2008, respectively. We recorded an income tax provision of $1,170,000 and $908,000 for the nine months ended March 31, 2009 and 2008, respectively. The increase was mainly due to a higher tax rate in foreign jurisdictions due to the expiration of certain tax holidays.
     The effective tax rate for the third quarter of fiscal 2009 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the mix of earnings between various jurisdictions and the expiration of certain tax holidays. In addition, California has enacted legislation suspending the net operation loss (“NOL”) deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may increase our tax liability for tax years 2008 and 2009.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $46.5 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2009. As of March 31, 2009, we had cash, cash equivalents, short-term and long-term investments of $157.1 million, and working capital of $173.9 million.
     Nine Months Ended March 31, 2009
     Our operating activities provided cash of $20.8 million in the nine months ended March 31, 2009 as a result of a net loss of $14.1 million for the period adjusted by $8.3 million in non-cash charges of depreciation and amortization charges, $4.2 million in non-cash stock-based compensation expenses, $4.1 million in provision for excess and obsolete inventory, $10.8 million in impairment charges of goodwill primarily related to our OCP acquisition, and an increase in cash of $7.5 million as a result of a net change in assets and liabilities.
     For the nine months ended March 31, 2009, cash provided as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventory, accounts payables, and accrued liabilities and other liabilities.
     Accounts receivable provided $9.9 million of cash primarily driven by decreased revenues in the third quarter of fiscal 2009 and improved collections of receivables in the nine months ended March 31, 2009 compared to the fourth quarter of fiscal 2008. Days sales outstanding (“DSO”) was 70 days, 68 days, and 72 days for the first three quarters of fiscal 2009, respectively, compared to 84 days for the fourth quarter of fiscal 2008. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories provided $10.5 million of cash during the nine months ended March 31, 2009 primarily due to a change in the level of inventory purchases as a result of lower volume of sales. However, we do not expect the similar declines in inventory levels in the coming quarters. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.
     Accounts payable used cash of $11.2 million in the nine months ended March 31, 2009 primarily due to lower levels of inventory purchases driven by decreased revenues.
     Accrued liabilities and other liabilities consumed cash of $1.1 million in the nine months ended March 31, 2009 largely due to payments associated with the acquisition of OCP and a decrease in professional fees, payroll and payroll related expenses.
     Our investing activities used cash of $7.1 million in the nine months ended March 31, 2009 primarily due to purchase of investments of $74.9 million and equipment purchases of $3.4 million, being partially offset by sales or maturities of investments of $70.7 million and equipment sales of approximately $500,000. A significant portion of our property and equipment purchases, approximately $1.2 million, was for the construction of the second dormitory in Zhuhai, China. We anticipate that cash outlays in capital expenditures will be approximately $1.5 million over the next three months.
     Our financing activities used cash of $2.5 million in the nine months ended March 31, 2009 due to cash usage of $3.4 million for the repurchase of our common stocks, being partially offset by $846,000 in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan.
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
     Accounts receivable generated $2.4 million of cash primarily driven by lower revenues in the third quarter of fiscal 2008 compared to the first and the second quarters of fiscal 2008. DSO’s was 67, 64, and 74 days for the first three quarters of fiscal 2008, compared to 75, 77, and 71 days for the first three quarters of fiscal 2007. Excluding the impact from the OCP acquisition, days sales outstanding was 73, 68 and 79 days for the first three quarters of fiscal 2008, compare to 75, 77 and 71 days for the first three quarters of fiscal 2007.
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
     Our investing activities generated cash of $8.7 million during the nine month period ended March 31, 2008, primarily due to sales or maturities of marketable investment securities of $193.8 million, sales of OCP’s property and equipment of $27.3 million, and the sale of OCP’s investment in Stratalight of $5.0 million, partially offset by purchases of marketable investment securities of $128.6 million, $81.4 million in cash consideration used to purchase the remaining 42% of the outstanding shares of OCP common stock, $6.9 million in property and equipment purchases, and an investment of $400,000 in a start-up company. A significant portion of our property and equipment purchases, $3.4 million, was for the purchase and build out of our research and development facility in Wuhan, China.

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
Contractual Obligations
     Our contractual obligations as of March 31, 2009 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$11,090	$11,090	$—	$—	$—
Operating leases	822	527	272	23	—
Capital expenditure	1,132	1,024	86	22	—

Total	$13,044	$12,641	$358	$45	$—

Recent Accounting Pronouncements
     On April 9, 2009, the FASB simultaneously issued three FASB Staff Positions (“FSPs”). FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. The three FSP’s are effective for interim and annual periods ending after June 15, 2009. We have not yet evaluated the impact of these three FSP’s on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact of FSP No. 142-3 on our consolidated financial position, results of operations or cash flows.
     On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS No. 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157 and is effective upon issuance. We have determined that there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.

     In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. We have not yet evaluated the impact of FSP 157-2 on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively to business combinations completed on or after the date of adaption. We have not yet evaluated the impact of SFAS No. 141(R) and FSP 141(R)-1 on our consolidated financial position, results of operations or cash flows.
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

     As of March 31, 2009, our short-term investments primarily consist of high quality commercial papers, corporate bonds, and government and government agency debt securities. All of our long-term investments were in government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. The recent turmoil in the credit markets has had limited impact on our investments as the majority of our investments are governments agency securities which have the implicit backing of the government of the United States. However, besides the direct impact of the change in interest rates, other economic variables, such as equity market fluctuations and changes in relative credit risk, may result in a decline in our net investment portfolio. We do not hold any instruments for trading purposes. Declines in interest rates could have a material impact on interest income for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2009	2009	2008	2008
	(Annualized)			(Annualized)
Investment Securities:
Cash equivalents — variable rate	$42,512	0.6%	$35,798	1.1%
Cash equivalents — fixed rate	5,504	0.4%	19,933	0.0%
Short-term investments — variable rate	14,561	1.3%	8,615	2.9%
Short-term investments — fixed rate	49,991	0.7%	41,462	2.0%
Long-term investments — variable rate	—	0.0%	5,003	2.4%
Long-term investments — fixed rate	10,000	2.9%	15,000	3.0%

Total	$122,568		$125,811

	Expected Fiscal Year Maturity Date
	2009	2010	Total	Fair Value
Long-term investments — fixed rate	$—	$10,000	$10,000	$10,018
Average interest rate		2.9%	2.9%
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
     As of June 30, 2008, Renminbi appreciated by 10% against the U.S. dollar compared to June 30, 2007. As of March 31, 2009, Renminbi further appreciated slightly compared to June 30, 2008. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.
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
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     IPO Securities Litigation
     In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs allege that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the “IPO Lawsuits”). The IPO Lawsuits were consolidated for pretrial purposes in the United States District Court for the Southern District of New York.
     During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases as against all defendants, which agreement is memorialized in a Stipulation and Agreement of Settlement, dated as of April 1, 2009. The settlement provides for a $586 million recovery in total. This total amount is being divided over the 309 cases. Oplink’s share of the settlement is $338,983, which amount Oplink will be required to pay if the settlement is finally approved by the court. The settlement was submitted to the district court for review and approval on April 2, 2009. As of the date of this report, the proposed settlement remains under review by the court.
     IPO 16(b) Claim
     In October 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against Oplink as a nominal defendant. The complaint did not seek recovery of damages or other relief against Oplink. The Complaint alleged that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of Oplink acted as a “group” by coordinating their efforts to undervalue the IPO price of Oplink and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations; (b) allocating shares of Oplink to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for Oplink’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter. In October 2007, approximately 55 companies that issued stock were named as nominal defendants in suits filed by Ms. Simmonds. All of these cases were transferred to one judge at the U.S. District Court. In July 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed in October 2008.

In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations.
     Oplink vs. O-Net Communications, et al.
     In June 2007, Oplink initiated legal action against several parties by filing a complaint in U.S. federal. Oplink’s amended complaint alleges claims for patent infringement, trade secret misappropriation, breach of the duty of loyalty, unfair competition, breach of contract and intentional interference with contractual relations against O-Net Communications (ShenZhen), Ltd. (“O-Net”), Multiwave Digital Solutions, Inc. (“Mulitwave”), and Chunmeng Wu (“Wu”). The amended complaint requests an order enjoining O-Net and Multiwave from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs. In September 2007, O-Net and Multiwave filed a counterclaim for declaratory judgment against Oplink declaring that O-Net and Multiwave have not infringed on Oplink’s patents, a judgment declaring that three patents held by Oplink are invalid, and an award of attorney’s fees and costs. In August 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential settlement agreement resolving all claims at issue in the lawsuit. Pursuant to the settlement agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court jointly by the parties in September 2008.
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
     Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur losses of $14.1 million for the nine months ended March 31, 2009 and $6.8 million, $2.6 million, $6.4 million and $36.8 million for fiscal years ended June 30, 2008, 2005, 2004 and 2003, respectively. As of March 31, 2009, we had an accumulated deficit of $233.6 million.
     We will need to increase our revenues while controlling costs and operating expenses to achieve and sustain profitability. Our acquisition of Optical Communication Products, Inc. (“OCP”), which was reporting net losses prior to being acquired by us, has adversely impacted our net income and will continue to do so until we can successfully reduce the costs relating to OCP’s former product lines.
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
     Our revenue decreased from $37.6 million for the quarter ended December 31, 2008 to $30.8 million for the quarter ended March 31, 2009. There is a risk of a further decrease in revenue. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases further.
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
     Our ROADM products accounted for 15%, 23% and 31% our revenues for the nine month period ended March 31, 2009 and for the years ended June 30, 2008 and 2007, respectively. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $4.6 million in the third quarter of fiscal 2009. We expect the fluctuations in ROADM revenues to continue in the near and medium term.
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
     Our top five customers, although not the same five customers for each period, together accounted for 60%, 60% and 64% of our revenues for the nine month period ended March 31, 2009 and for the years ended June 30, 2008 and 2007, respectively.
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
     The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, Oclaro, DiCon Fiberoptics, ExceLight Communications and its parent corporation, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, OpNext, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.
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
     During the quarter ended March 29, 2009, Oplink repurchased 146,433 shares of its common stock at an average price of $7.23 per share, pursuant to the program described above. The amount of repurchases effected during each month in the quarter are set forth in the table below.

				Maximum number (or
			Total number of shares	approximate dollar value)
			(or units) purchased as	of shares (or units) that
	Total number of		part of publicly	may yet be purchased
	shares (or units)	Average price paid	announced plans or	under the plans or
Month	purchased	per share (or unit)	programs	programs
Month 1 (December 29, 2008 — February 1, 2009)	56,320	$7.68	56,320	$17.3 million
Month 2 (February 2, 2009 — March 1, 2009)	6,822	$7.32	6,822	$17.2 million
Month 3 (March 2, 2009 — March 29, 2009)	83,301	$6.93	83,301	$17.3 million

Total	146,443	$7.23	146,443	$16.7 million

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS

Exhibit Index

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on August 29, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on August 1, 2000.

(3)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

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
OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: May 8, 2009	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)