Form 10-Q/A
period 2009-03-29
OPLINK COMMUNICATIONS INC
filed 2009-05-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2009 as filed with the Securities and Exchange Commission on May 8, 2009, and is being filed solely to amend Item 1 of Part I to correct a typographical error in a table in Note 14 of the footnotes to our financial statements that sets forth information regarding our outstanding stock options. This Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part I. The corrected section reads as follows:
     The options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2009				at March 31, 2009
		Weighted				Weighted
		Average		Aggregate		Average		Aggregate
		Remaining	Weighted	Intrinsic		Remaining	Weighted	Intrinsic
		Contractual	Average	Value		Contractual	Average	Value
Range of Exercise	Number	Life	Exercise	(in	Number	Life	Exercise	(in
Price	Outstanding	(in Years)	Price	thousands)	Outstanding	(in Years)	Price	thousands)
$1.0000 - $2.00	4,723	0.4	$1.05	$32	4,723	0.4	$1.05	$32
$3.0001 - $5.00	478,834	3.4	4.60	1,592	478,834	3.4	4.60	1,592
$5.0001 - $8.00	399,368	4.4	5.78	860	344,808	3.6	5.49	842
$8.0001 - $10.00	61,916	2.8	8.70	—	61,916	2.8	8.70	—
$10.0001 - $11.00	552,051	8.4	10.10	—	117,728	6.1	10.12	—
$11.0001 - $13.00	293,012	7.6	12.25	—	145,393	6.4	12.38	—
$13.0001 - $15.00	751,254	7.6	13.63	—	306,666	5.7	13.54	—
$15.0001 - $18.00	273,619	7.1	17.45	—	172,593	6.6	17.43	—
$18.0001 - $20.00	207,031	4.7	18.85	—	164,612	4.2	18.77	—
$20.0001 - $25.00	756,229	7.2	20.24	—	519,454	7.2	20.24	—
$25.0001 - $35.00	72,701	1.4	31.29	—	72,619	1.4	31.29	—
$42.0001 - $158.00	53,132	1.4	83.50	—	53,132	1.4	83.50	—

	3,903,870	6.3	$14.13	$2,484	2,442,478	5.0	$14.37	$2,466

Vested and expected to vest	3,770,852	6.2	$14.17	$2,483
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

				Weighted
			Number of	Average
	Shares Available		Options	Exercise
	for Grant		Outstanding	Price
Balance, June 30, 2008	3,561,060		4,088,567	$14.60
Options and awards granted	(349,040)	(1)	333,040	12.83
Options exercised	—		(43,600)	8.14
Options canceled	474,137		(474,137)	17.83
Options expired	(1,801,955)	(2)	—	—
Options expired	(74,176)	(3)	—	—

Balance, March 31, 2009	1,810,026		3,903,870	$14.13

(1)	The number of options and awards granted in the nine months ended March 31, 2009 include 16,000 stock awards.

(2)	The Company’s 1998 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

(3)	In connection with the acquisition of OCP, Oplink assumed outstanding stock options issued pursuant to OCP’s stock option plans and converted them into options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement. Stock options that were granted and subsequently cancelled are not available for future grant.

     The options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2009				at March 31, 2009
		Weighted				Weighted
		Average		Aggregate		Average		Aggregate
		Remaining	Weighted	Intrinsic		Remaining	Weighted	Intrinsic
		Contractual	Average	Value		Contractual	Average	Value
Range of Exercise	Number	Life	Exercise	(in	Number	Life	Exercise	(in
Price	Outstanding	(in Years)	Price	thousands)	Outstanding	(in Years)	Price	thousands)
$1.0000 - $2.00	4,723	0.4	$1.05	$32	4,723	0.4	$1.05	$32
$3.0001 - $5.00	478,834	3.4	4.60	1,592	478,834	3.4	4.60	1,592
$5.0001 - $8.00	399,368	4.4	5.78	860	344,808	3.6	5.49	842
$8.0001 - $10.00	61,916	2.8	8.70	—	61,916	2.8	8.70	—
$10.0001 - $11.00	552,051	8.4	10.10	—	117,728	6.1	10.12	—
$11.0001 - $13.00	293,012	7.6	12.25	—	145,393	6.4	12.38	—
$13.0001 - $15.00	751,254	7.6	13.63	—	306,666	5.7	13.54	—
$15.0001 - $18.00	273,619	7.1	17.45	—	172,593	6.6	17.43	—
$18.0001 - $20.00	207,031	4.7	18.85	—	164,612	4.2	18.77	—
$20.0001 - $25.00	756,229	7.2	20.24	—	519,454	7.2	20.24	—
$25.0001 - $35.00	72,701	1.4	31.29	—	72,619	1.4	31.29	—
$42.0001 - $158.00	53,132	1.4	83.50	—	53,132	1.4	83.50	—

	3,903,870	6.3	$14.13	$2,484	2,442,478	5.0	$14.37	$2,466

Vested and expected to vest	3,770,852	6.2	$14.17	$2,483

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