Form 10-K
period 2009-06-28
OPLINK COMMUNICATIONS INC
filed 2009-09-11
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 26, 2008 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $154 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 31, 2009, approximately 20,624,783 shares of the registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 28, 2009, the end of the registrant’s fiscal year.

Form 10-K
June 28, 2009

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

Overview

Oplink Communications, Inc. (“we”, “Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. We are headquartered in Fremont, California and have manufacturing, design and research and development facilities in Zhuhai, Shanghai, Wuhan, China, in Taiwan and in Calabasas, California.

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

We provide over 350 different products that are sold as components or are integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation, bandwidth management and transmission products. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks.

We provide our solution and products to the exacting requirements of the world’s leading optical networking equipment companies, and work closely with customers during the product design and development cycle. This provides us with the ability to respond to the volume production requirements of our customers when their systems are ready for commercial deployment. We are responsive to our customers’ volume, quality and time-to-market requirements.

Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and line transmission applications. Our addressable markets include long-haul networks, MANs, LANs and FTTH networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

As a photonic foundry, we provide design, integration and optical manufacturing solutions (“OMS”) for advanced and cost-effective components and subsystem manufacturing at our principal in-house design, service and manufacturing facility in Zhuhai, China and through our contract manufacturer in Dongguan, China. We offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications as well as solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions. Our OMS customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

Our product portfolio also includes optical transmission products, including fiber optic transmitters, receivers, transceivers and transponders. Optical transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. Our optical transmission products are used primarily in MAN, LAN, and FTTH applications. Our transmission products are engineered with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface.

We undertake research and development activities at our facilities in Wuhan and Zhuhai, China, in Hsinchu, Taiwan, and at facilities in Fremont and Calabasas, California.

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Our Internet website address is www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes Oplink’s OMS service the ideal solution for meeting the needs of system and subsystem companies for cost-effective manufacturing of optical equipment. Oplink possesses the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with our 130,000 square feet Class-10K clean room and a 537,000 square feet manufacturing facility in Zhuhai, China.

Oplink offers a wide range of engineering and design services, which include:

•	Optic-centric design;

•	Electrical system design;

•	Software and firmware development;

•	Thermal management;

•	Mechanical design;

•	System Integration; and

•	Compliance.

Oplink offers our customers turn-key solutions including the following value-added services:

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

Our Strategy

Oplink provides highly integrated optical sub-systems, design services and custom solutions to telecommunication equipment makers. By leveraging our well-established core competencies in optical design and manufacturing, we are able to serve not only telecommunications equipment makers, but also module and component makers in need of a manufacturing partner.

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

Products and Technologies

We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation, bandwidth management and transmission products. Some of our products have attributes that combine multiple functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote reporting and control to enhance their function in an optical network.

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

Optical Amplification Products.  Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals typically lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require opto-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFAs and the components used in EDFA and Raman amplifier designs. Our optical amplification products include the following:

•	Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of EDFs and fiber optic components used in fiber optic amplifiers to boost the amplitude of an incoming optical signal.

•	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ gain blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

•	Wavelength Division Multiplexers (“WDM”) Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

•	Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

•	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers into one common pump source for amplification.

•	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two of the same or different wavelengths with opposing polarization to increase the power output of the optical amplifier.

•	Gain Flattening Filters. Gain flattening filters are used to ensure signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

•	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source or EDF. Reflected light can interfere with a laser’s process and create noise, which can impair system performance in optical networks.

•	Tap Couplers. Tap couplers transfer optical signals between fibers. They are widely used for system monitoring purposes or for power splitting and have a very low insertion loss.

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

Transmission Products

The acquisition of Optical Communication Products, Inc. (“OCP”) in 2007 has enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Our transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

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

Transceivers — Optical transceivers are products that contain both a transmitter and a receiver in a single package and serve as high data rate interconnects between network devices, such as routers, switches, servers and access elements. Oplink’s optical transceivers are available in a wide variety of fiber optic interfaces, or form factors, and support a wide range of data rates, wavelengths, modes and transmission distances. Oplink’s transceivers support the SONET/SDH, ATM, Fast Ethernet, Gigabit Ethernet, Gigabit Ethernet Passive Optical Network (GePON), Gigabit Passive Optical Network (GPON), ESCON and Fiber Channel transmission standards.

SFP Transceivers — Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows Oplink’s customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. SFP Transceivers are for 2.5Gbps transmission speed or below. Oplink’s cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

SFP+ Transceivers — Enhanced small form-factor pluggable, or SFP+, transceivers are similar products to SFP while delivering the signal at 10Gbps. It is also “hot-pluggable” that can be removed or inserted into the equipment without turning off the power of the system. Supporting Ethernet and Fiber-channel standards make it ideally suited for 10Gbps data-com and storage area network applications.

XFP Transceivers — 10 Gigabit small form-factor pluggable is a hot-pluggable, protocol-independent optical transceiver for 10 Gigabit per second SONET/SDH, Fiber Channel, gigabit Ethernet, 10 gigabit Ethernet and other applications, including DWDM links. It includes digital diagnostics and the electrical interface specification is a portion of the XFP Multi Source Agreement specification.

CWDM Transceivers — Coarse wavelength division multiplexing, or CWDM, transceivers allow the mixing of optical signals by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost since no temperature and wavelength control is needed, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

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

DWDM Transceivers — Dense wavelength division multiplexing, or DWDM, transceivers allow the mixing of optical signals by utilizing different wavelengths. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8 nm or 100GHz. DWDM transceivers enable an optical transport system to increase the transmission capacity over a single fiber.

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

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2009, we sold our products to over 482 companies worldwide. Our top five customers, although not the same five customers for each period, together accounted for 60%, 60% and 64% of our revenues in the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2009, 2008 and 2007. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. In addition, some of our customers are companies with which we presently compete or in the future may compete. See “Concentration of Credit Risk” under Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

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

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels. As of June 30, 2009, we employed 37 people in sales, marketing, and customer service and support in the U.S. and 22 people in sales and marketing in Asia, who manage key customer accounts and support our direct sales force, sales representatives and distributors. We currently have outside sales representatives and/or distributors selling our products in Israel, Italy, Japan and South Korea.

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

Research and Development

As of June 30, 2009, we had 186 engineers involved in research and development of our products. Our research and development activities are focused on enhancing our current optical communications products and developing new technologies and products to serve the current and next-generation communication markets. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary product research and development facility is located in Wuhan, China. We also perform product research and development at our facilities in Zhuhai, China, Hsinchu, Taiwan, and Fremont, California. Our research and development expenses, including non-cash compensation expense, was $11.8 million, $15.4 million and $7.4 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Manufacturing

We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China and through our contract manufacturer in Dongguan, China, SAE Magnetics (H.K.) Limited, a wholly-owned subsidiary of TDK Corporation. We maintain a pilot line at our headquarters in Fremont,

California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs. We own our facility in the Zhuhai Free Trade Zone totaling approximately 778,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 68,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and we may lease to third parties the remaining areas that are in excess of our current requirements.

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

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink’s products undergo rigid qualification tests and studies and are conducted according to Telcordia standards. Oplink’s ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters have been modeled after the ISO 9001-1994 and TL 9000 quality standards in research and manufacturing since July 1998. Our manufacturing operations at Zhuhai, China are third-party certified to the ISO 9001-2000 standard, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standards.

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

The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, DiCon Fiberoptics, ExceLight Communications and its parent corporation, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, Oclaro, OpNext, Santec Corporation, JDS Uniphase Corporation and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.

Many of our current competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, those of our competitors that have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

Intellectual Property

As of June 30, 2009, we had been granted 185 issued patents and have 9 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 18 issued patents and 7 pending patent applications in the People’s Republic of China, and 4 issued patents and 2 pending patent applications in Canada.

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

Employees

As of June 30, 2009, Oplink had 99 full-time employees located in the United States and 2,161 full-time employees located in Asia. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007

Revenues:
United States	$48,154	$72,098	$50,824
Canada	6,949	17,912	8,579
Europe	24,001	23,664	19,779
China	34,529	31,713	17,365
Japan	17,462	17,783	4,351
Asia-Pacific (excluding China and Japan)	12,637	13,083	6,601

Totals	$143,732	$176,253	$107,499

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2009	2008

United States	$7,492	$10,423
Asia	22,826	23,783

Totals	$30,318	$34,206

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2009:

Name	Age	Position

Joseph Y. Liu	58	Chief Executive Officer and Director
Shirley Yin	41	Chief Financial Officer
Peter Lee	35	Chief Operating Officer
River Gong	46	Senior Vice President, Worldwide Sales
Stephen M. Welles	41	Vice President, General Counsel and Secretary

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

Stephen M. Welles has served as our Vice President, General Counsel and Secretary since May 2008. Mr. Welles was an associate and of counsel with Wilson Sonsini Goodrich & Rosati in Palo Alto, California from October 1999 to April 2008, and was an associate with Ropes & Gray in Boston, Massachusetts from September 1996 to September 1999. He received his J.D. from Georgetown University and a B.A. in Economics from Boston College.

Directors

The following table sets forth certain information regarding our directors as of August 31, 2009:

Name	Age	Position

Joseph Y. Liu	58	Chief Executive Officer, President and Director
Leonard J. LeBlanc	68	Chairman of the Board of Directors
Chieh Chang	57	Director
Jesse W. Jack	73	Director
Hua Lee	57	Director

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

Chieh Chang has been a member of our Board of Directors since September 1995. Mr. Chang has served as Chief Executive Officer of BCD Semiconductor Manufacturing Ltd., a private analog device company, since September 2008. Mr. Chang served on the board of directors of Genesis Microchip Inc., a NASDAQ-listed semiconductor company, from November 2004 until its acquisition by STMicroelectronics in January 2008. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc. (now Gingistek, Inc.), a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from University of California, Los Angeles.

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

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

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

It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors that are likely to cause these variations include, among others:

•	current uncertain macro-economic climate could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

•	fluctuations in demand for, and sales of, our products;

•	declines in the average selling prices of our products;

•	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products and line transmission applications products);

•	competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

•	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

•	our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term;

•	the availability of materials and components used in our products or increases in the prices of these materials;

•	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

•	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008. The closing sale price of our common stock on September 8, 2009 is $13.76. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in our operating results;

•	changes in financial estimates by securities analysts and/or our failure to meet estimates;

•	changes in market values of comparable companies;

•	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

•	any loss by us of a major customer;

•	economic fluctuations in the market for optical communications products, or in the telecommunications industry generally;

•	the outcome of, and costs associated with, any litigation to which we are or may become a party;

•	departures of key management or engineering personnel; and

•	future sales of our common stock.

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

We have incurred substantial losses in the past, and if we are unable to continue to increase our revenues while controlling our costs and operating expenses, we may be unable to sustain our profitability.

Although we were profitable in fiscal years 2007 and 2006 with net income of $13.2 million and $1.9 million, respectively, we did incur losses of $13.8 million, $6.8 million, $2.6 million, $6.4 million and $36.8 million for fiscal years ended June 30, 2009, 2008, 2005, 2004 and 2003, respectively. As of June 30, 2009, we had an accumulated deficit of $233.3 million. We will need to increase our revenues while controlling costs and operating expenses to achieve and sustain profitability.

Our operating results may be further adversely affected by the downturn in the global economy and the global telecommunications industry.

Challenging economic conditions worldwide have resulted in slowdowns in the global telecommunications and networking industries, as well as specific segments and markets in which we operate, resulting in:

•	reduced demand for our products as a result of constraints on IT-related capital spending, decreasing our revenue;

•	increased price competition for our products; and

•	higher overhead costs as a percentage of revenue, producing lower gross margins.

Our revenue has decreased from $43.0 million for the quarter ended September 30, 2008 to $32.4 million for the quarter ended June 30, 2009. There is a risk of a further decrease in revenue. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases.

If global economic and market conditions, or economic conditions in the United States or other key markets for our products, remain uncertain or persist, spread, or deteriorate further, we may experience further material impacts on our business, operating results, and financial condition.

Our sales are mostly made pursuant to short-lead-time purchase orders, and therefore our revenue and financial results are difficult to predict.

We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

•	may stop purchasing our products or defer their purchases on short notice;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	may cancel orders that they place with us on short notice.

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

If we are unable to develop new products and product enhancements that achieve market acceptance, our revenues could decline, which would harm our operating results.

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

Our ROADM products accounted for 16%, 23% and 31% of our revenues for the years ended June 30, 2009, 2008 and 2007, respectively. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $4.6 million in the third quarter of fiscal 2009. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold primarily to one customer, who in turn sells the product primarily to one end-user customer. Previously, our ROADM customer was the sole-source supplier of such product for the end-user customer. The end-user customer has announced that it has qualified another company as an alternative optical network system supplier. We expect this development, along with increased competition from other suppliers of ROADM products, to reduce our revenues from the sale of our ROADM products. In addition, we are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.

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

Our top five customers, although not the same five customers for each period, together accounted for 60% of our revenues for the fiscal years ended June 30, 2009 and 2008, and 64% of our revenues for the fiscal year ended June 30, 2007.

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

Many of our current competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, those of our competitors that have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

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

Moreover, China’s government imposes controls on the convertibility of Renminbi into foreign currencies and the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency. Our business could be negatively impacted if we are unable to convert and remit our sales received in Renminbi into U.S. dollars.

If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.

The tax benefits available to our subsidiaries located in China are currently being phased out, which will result in higher taxes required to be paid by our Chinese subsidiaries than were required in the past.

Our subsidiaries located in China formerly enjoyed tax benefits in the form of tax holidays in China that were generally available to foreign investment enterprises, or FIEs. In the past, our subsidiaries in China have qualified for the preferential tax treatment provided to FIEs and have not been obligated to pay income tax. However, the new Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008, imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. The EIT Law provides a five-year “grandfather” or phase-in period for FIEs established before the new law was adopted. As such, we have had a full exemption from tax for past two calendar years and will have a reduced tax rate for calendar years 2009, 2010 and 2011. Beginning with calendar 2012, our China subsidiaries may be subject to the full income tax rate. The increased taxes to be paid by our China subsidiaries may have an adverse effect on our financial results.

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

Our customs practices in China are currently being reviewed by local governmental authorities in China. The authorities may determine that additional duties must be paid or that certain of our practices must be changed. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by Oplink and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws.

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

We own our building in Fremont, California, totaling approximately 51,000 square feet. The building is our headquarters and is used for administration, sales and marketing, and research and development.

We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 778,000 square feet. Our facility in the Zhuhai Free Trade Zone is our principal manufacturing center and is also used for administration, research and development, and employee living quarters. We currently lease 68,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties and may lease to third parties the remaining areas that are in excess of our current requirements. We also own a 59,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

We lease a total of approximately 45,000 square feet in Shanghai, China. Our Shanghai facilities are used for administration and research and development. The lease for our Shanghai facilities expires in July 2011. We also lease approximately 19,000 square feet in Calabasas, California. The lease expires in February 2010. In addition, we lease a research and development site in Hsinchu, Taiwan. This lease is for an 8,400 square feet facility and expires on December 31, 2012.

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

During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, which is memorialized in a Stipulation and Agreement of Settlement, dated as of April 1, 2009. The settlement provides for a $586 million recovery in total. This total amount is being divided over the 309 cases. Oplink’s share of the settlement is $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved by the court. The amount is included in accrued liabilities on the consolidated balance sheet as of June 30, 2009. The settlement was submitted to the district court for review and approval on April 2, 2009, and was preliminarily approved by the court on June 9, 2009. Members of the plaintiff class will have the opportunity to “opt out” of the settlement or object to the settlement terms prior to the settlement hearing. A hearing on final approval of the settlement was held on September 10, 2009. As of the date of this report, no decision has been announced.

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

The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In July 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed in October 2008. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Ms. Simmonds’ filed her opening brief on the appeal on August 26, 2009. The issuer and underwriter defendants’ opposition briefs are due on October 2, 2009. Ms. Simmonds’ reply brief is due on November 2, 2009.

Oplink vs. O-Net Communications, et al.

In June 2007, Oplink initiated legal action against several parties by filing a complaint in U.S. federal court. Oplink’s amended complaint alleges claims for patent infringement, trade secret misappropriation, breach of the duty of loyalty, unfair competition, breach of contract and intentional interference with contractual relations against O-Net Communications (ShenZhen), Ltd. (“O-Net”), Multiwave Digital Solutions, Inc. (“Multiwave”), and Chunmeng Wu (“Wu”). The amended complaint requests an order enjoining O-Net and Multiwave from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs. In September 2007, O-Net and Multiwave filed a counterclaim for declaratory judgment against Oplink declaring that O-Net and Multiwave have not infringed on Oplink’s patents, a judgment declaring that three patents held by Oplink are invalid, and an award of attorney’s fees and costs. In August 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential settlement agreement resolving all claims at issue in the lawsuit. Pursuant to the settlement agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court jointly by the parties in September 2008.

Other Matters

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

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2009.

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

Market for Registrant’s Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low

Fiscal 2009:
Quarter ended June 30, 2009	$12.99	$7.56
Quarter ended March 31, 2009	$8.60	$5.95
Quarter ended December 31, 2008	$12.31	$5.14
Quarter ended September 30, 2008	$14.00	$9.39

Fiscal 2008:
Quarter ended June 30, 2008	$11.15	$9.15
Quarter ended March 31, 2008	$15.02	$8.65
Quarter ended December 31, 2007	$16.15	$13.86
Quarter ended September 30, 2007	$16.17	$12.38

As of August 31, 2009, there were approximately 72 stockholders of record and the closing sale price of our common stock was $13.88. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oplink Communications, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

* $100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Use of Proceeds from Sales of Registered Securities

On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 2,250,714 shares of common stock. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million. As of June 30, 2009, we had $168.7 million in cash, cash equivalents, short-term and long-term investments.

Repurchases of Equity Securities

On August 14, 2008, Oplink announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase up to $20 million of its common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The repurchase program does not require the Company to acquire a specific number of shares, and may be suspended from time to time or discontinued. During the fiscal year ended June 30, 2009, Oplink repurchased 488,263 shares of its common stock at an average price of $7.09 per share, pursuant to the repurchase program. The amount of repurchases effected during each fiscal month in the fiscal year is set forth in the table below:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that may yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Month	Purchased	(or Unit)	Plans or Programs	Plans or Programs

Months 1 — 4	—	$—	—	$20.0 million
(June 30 — October 26, 2008)
Month 5	226,745	$6.92	226,745	$18.4 million
(October 27 — November 23, 2008)
Month 6	100,405	$7.14	100,405	$17.7 million
(November 24 — December 28, 2008)
Month 7	40,600	$7.62	40,600	$17.4 million
(December 29, 2008 — January 25, 2009)
Month 8	19,117	$7.74	19,117	$17.2 million
(January 26 — February 22, 2009)
Month 9	86,726	$6.94	86,726	$16.6 million
(February 23 — March 29, 2009)
Month 10	14,670	$7.80	14,670	$16.5 million
(March 30 — April 26, 2009)
Months 11 — 12	—	$—	—	$16.5 million
(April 27 — June 28, 2009)

	488,263	$7.09	488,263	$16.5 million

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of June 30, 2009 and 2008 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2006 and 2005 and the selected consolidated balance sheet data as of June 30, 2007, 2006 and 2005 are derived from audited financial statements not included in this Form 10-K.

Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal year 2005 was a 53-week fiscal year, one week more than a typical fiscal year. Fiscal years 2009, 2008, 2007 and 2006 consisted of 52 weeks. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

On November 9, 2005, we effected a one-for-seven (1-for-7) reverse split of our common stock. The share and per share data presented below for the fiscal years ended June 30, 2005 and 2006 have been adjusted to reflect the reverse stock split.

In June 2007, we acquired 58% of Optical Communication Products, Inc.’s (“OCP”) outstanding common stock with the remaining 42% being acquired in October 2007. As a result, both fiscal 2009 and 2008 had a full year of financial results from OCP while fiscal 2007 had one month of financial results from OCP.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$143,732	$176,253	$107,499	$54,846	$34,355

Cost of revenues:
Cost of revenues	110,611	140,539	78,588	39,121	24,709
Stock compensation expense	459	456	315	248	27

Total cost of revenues	111,070	140,995	78,903	39,369	24,736

Gross profit	32,662	35,258	28,596	15,477	9,619

Operating expenses:
Research and development:
Research and development	10,819	14,393	6,796	6,140	7,173
Stock compensation expense	980	1,022	618	557	2

Total research and development	11,799	15,415	7,414	6,697	7,175

Sales and marketing:
Sales and marketing	8,076	10,501	6,064	4,092	3,629
Stock compensation expense	1,105	1,001	733	580	84

Total sales and marketing	9,181	11,502	6,797	4,672	3,713

General and administrative:
General and administrative	9,639	14,268	7,102	6,300	6,160
Stock compensation expense	2,848	5,452	3,045	1,279	110

Total general and administrative	12,487	19,720	10,147	7,579	6,270

Impairment charge	10,829	626	—	—	322
Transitional costs for contract manufacturing, other charges and restructuring costs	—	2,285	216	(72)	—
Merger fees	—	5,618	1,451	—	(904)
In-process research and development	—	—	—	1,120	—
Amortization of goodwill, intangible and other assets	1,648	1,519	222	72	185

Total operating expenses	45,944	56,685	26,247	20,068	16,761

(Loss) income from operations	(13,282)	(21,427)	2,349	(4,591)	(7,142)
Interest and other income, net	3,066	7,518	9,666	7,030	4,591
(Loss) gain on sale of assets	(1,533)	2,305	(18)	(458)	(96)

(Loss) income before minority interest and provision for income taxes	(11,749)	(11,604)	11,997	1,981	(2,647)
Minority interest	—	5,891	1,418	30	—
Provision for income taxes	(2,074)	(1,045)	(241)	(73)	—

Net (loss) income	$(13,823)	$(6,758)	$13,174	$1,938	$(2,647)

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net (loss) income per share:
Basic	$(0.67)	$(0.31)	$0.60	$0.09	$(0.13)

Diluted	$(0.67)	$(0.31)	$0.57	$0.09	$(0.13)

Shares used in per share calculation:
Basic	20,589	21,533	22,071	21,353	21,153

Diluted	20,589	21,533	22,942	22,184	21,153

	June 30,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$168,656	$142,081	$227,878	$188,280	$186,133
Working capital	188,750	159,696	254,076	138,276	132,260
Total assets	249,947	268,740	368,389	237,955	228,273
Long-term liabilities	3,492	989	207	30	—
Total stockholders’ equity	$228,027	$238,270	$269,775	$227,140	$218,571

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

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

REVENUES.  We generate substantially all of our revenues from the sale of fiber optic components and subsystems. Our products are generally categorized into the three following major groups: (1) bandwidth creation products, which include wavelength expansion and optical amplification products; (2) bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products; and (3) transmission products, which include fiber optic transmitters, receivers, transceivers and transponders.

COST OF REVENUES.  Our cost of revenues consists of raw material, salaries including stock compensation expense and related personnel expense, manufacturing overhead, provisions for excess and obsolete inventories, amortization of intangible assets, and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, manufacturing volume, pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.

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

STOCK COMPENSATION EXPENSE.  We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Our stock compensation is generally accounted for as an equity instrument. Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan pursuant to the provisions of SFAS No. 123(R).

As of June 30, 2009, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $7.6 million which will be recognized over an estimated weighted average amortization period of 2.3 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2009 and 2008. During the year ended June 30, 2009, we issued 16,000 stock awards with a total grant-date fair value of $223,000.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Depreciation and Amortization Expenses

Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and 5 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Canada, Europe, China, Japan and other Asia-Pacific countries. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance.

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

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2009, 2008 and 2007. In such instances, our gross margins were positively impacted by the utilization of fully reserved inventory of $4.0 million, $1.2 million and $1.3 million in fiscal 2009, 2008 and 2007, respectively.

Impairment of Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our marketable securities may be classified as either held-to-maturity or available-for-sale as prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value based upon quoted market prices of the securities. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the fair value has been below the cost basis of the security, our ability and intent to hold the security for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the security, and whether a credit loss exists.

Impairment of Long-Lived Asset

We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal year 2008, a charge of $517,000 was recorded based upon an impairment analysis of the carrying amount of the purchased intangible assets related to the acquisition of F3 Inc. (“F3”) in fiscal 2006. There was no impairment charge related to long-lived assets recorded in fiscal years 2009 or 2007.

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. In fiscal 2009, we recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp (“Fibercom”) in fiscal 2006. There was no goodwill impairment charge in fiscal 2008 and 2007.

Fair Value Accounting

Effective June 30, 2008, we adopted the effective portion of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

The fair value of our Level 1 financial assets is based on quoted prices in active markets for identical underlying securities and generally include cash and money market funds. Determining fair value for Level 1 instruments generally does not require significant management judgment.

The fair value of our Level 2 financial assets is based on inputs observable for the underlying securities other than quoted prices included within Level 1 and generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We do not hold any financial assets or liabilities measured at fair value using Level 3 inputs, which requires significant management judgement.

In accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which we adopted in July 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during fiscal 2009. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to elect the fair value option on new items when business reasons support doing so in the future.

Business Combination

We account for the acquisition of companies in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and account for the related acquired intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. We amortize certain intangible assets with definite lives to expense over time and immediately expense in-process research and development costs, or IP R&D, at the time the acquisition is completed. We record the values of assets and liabilities based on third-party valuations and internal estimates. The values are based on our judgments and estimates and, accordingly, our financial position or results of operations may be affected by changes in these estimates and judgments. Liabilities assumed as part of an acquisition are included in the purchase price in accordance with Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).

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

As a multinational corporation, we are subject to taxation in the United States and in foreign jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

Effective July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” See Note 12 — “Income Taxes” in the consolidated financial statements for additional information.

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of FIN 48. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.

Stock Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R) and apply the provisions of SAB 107. We utilize the Black-Scholes option valuation model to estimate the grant-date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards and up to two years for purchase rights under our employee stock purchase plan.

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

Results of Operations

For Each of the Years Ended June 30, 2009, 2008 and 2007

REVENUES

	Years Ended				Years Ended
	June 30,			Percentage	June 30			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Revenues	$143,732	$176,253	$(32,521)	−18.5%	$176,253	$107,499	$68,754	64.0%

Revenues for the year ended June 30, 2009 decreased $32.5 million from the year ended June 30, 2008 mainly due to decreased unit shipments in our ROADM optical switching and routing product, line transmission application product, wavelength expansion product, and monitoring and conditioning product, being partially offset by increased revenue of our optical amplification product. Our ROADM optical switching and routing product and line transmission application product accounted for 56% and 30% of the decrease in revenues, respectively. The decrease in unit shipments was primarily due to a decrease in spending activity in the telecommunications industry. A decline in average selling prices, which is a characteristic of the industry also contributed to the decrease in revenues for fiscal 2009 compared to fiscal 2008.

Our ROADM optical switching and routing product, of which the primary and majority of the components are obtained from third party vendors accounted for approximately 16% of revenues for fiscal 2009 compared to 23% of revenues for fiscal 2008. Our line transmission application product accounted for approximately 31% of revenues for fiscal 2009 and 2008.

Revenues for the year ended June 30, 2008 increased $68.8 million from the year ended June 30, 2007 mainly due to the acquisition of OCP, which accounted for $48.0 million or 70% of the increase in revenues. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. As a result, revenues for fiscal 2008 included a full year of revenues from OCP while revenues for fiscal 2007 only included one month of revenue from OCP. Oplink’s core revenues, which exclude any impact from the OCP acquisition, increased by $20.8 million for the year ended June 30, 2008 compared to the year ended June 30, 2007, primarily driven by higher unit shipments in all major product categories, being partially offset by declining average selling prices. The increase in shipments was primarily due to a general increase in spending activity in the telecommunications industry.

GROSS PROFIT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Gross profit	$32,662	$35,258	$(2,596)	−7.4%	$35,258	$28,596	$6,662	23.3%
Gross profit margin	22.7%	20.0%			20.0%	26.6%

The decrease in gross profit for the year ended June 30, 2009 compared to the year ended June 30, 2008 was mainly due to lower revenues, being partially offset by lower provision for excess and obsolete inventory, lower labor costs, and lower manufacturing overhead expenses. The decrease in labor costs and manufacturing overhead expenses reflected the costs savings associated with OCP’s manufacturing being transitioned from higher cost facilities in the United States to lower cost facilities in China, further integration of OCP into Oplink, and other cost reduction initiatives. Our gross profit for fiscal 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $4.0 million, compared to the sale of inventory that had been previously fully reserved of $1.2 million for fiscal 2008.

Our gross profit margin increased slightly for the year ended June 30, 2009 compared to the year ended June 30, 2008 mainly driven by lower provision for excess and obsolete inventory, a higher utilization of inventory that had been previously fully reserved, and lower labor costs and manufacturing overhead expenses as a percentage of revenues, being partially offset by higher material costs as a percentage of revenues.

The increase in gross profit of $6.7 million for the year ended June 30, 2008 compared to the year ended June 30, 2007 was mainly due to higher revenues as a result of higher unit shipments, including shipments attributable to the acquisition of OCP, being partially offset by higher material costs, labor costs, and manufacturing overhead expenses associated with the higher unit shipments, and higher reserves and adjustments of $7.3 million which was primarily related to OCP inventories. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. As a result, OCP contributed a full year of gross profit for fiscal 2008 while it contributed one month of gross profit for fiscal 2007. Our gross profit for fiscal 2008 was positively impacted by the sale of inventory that had been previously fully reserved of $1.2 million, compared to the sale of inventory that had been previously fully reserved of $1.3 million for fiscal 2007.

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

RESEARCH AND DEVELOPMENT

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Research and development	$11,799	$15,415	$(3,616)	−23.5%	$15,415	$7,414	$8,001	107.9%

The decrease in research and development expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink, research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction initiatives.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects.

Research and development expenses increased $8.0 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 and in October 2007, OCP became a 100% owned subsidiary of Oplink. Consequently, fiscal 2008 included a full year of research and development expenses from OCP while fiscal 2007 included one month of research and development expense from OCP. The acquisition of OCP accounted for $6.8 million or 85% of the increase in research and development expenses. Higher salary expenses driven by increased research and development programs being undertaken at our research facilities in China and higher stock compensation expense associated with new stock option grants also contributed to the increase in research and development expenses.

SALES AND MARKETING

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Sales and marketing	$9,181	$11,502	$(2,321)	−20.2%	$11,502	$6,797	$4,705	69.2%

The decrease in sales and marketing expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink and lower sales commission expenses as a result of decreased revenues.

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

GENERAL AND ADMINISTRATIVE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

General and administrative	$12,487	$19,720	$(7,233)	−36.7%	$19,720	$10,147	$9,573	94.3%

The decrease in general and administrative expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008 was mainly driven by the cost savings associated with the integration of OCP into Oplink and other cost reduction initiatives. Lower stock compensation expense further contributed to the decrease in general and administrative expenses for the year ended June 30, 2009 compared to the year ended June 30, 2008. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions, which contributed $2.7 million in stock compensation expense for the year ended June 30, 2008.

General and administrative expenses increased $9.6 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. We acquired approximately 58% of OCP’s outstanding common stock in June 2007 with the remaining 42% being acquired in October 2007. Therefore, the acquisition of OCP contributed a full year of general and administrative expenses in fiscal 2008 versus one month of general and administrative expense in fiscal 2007. The acquisition of OCP accounted for $8.0 million or 84% of total increase in general and administrative expenses. In addition, higher professional fees as a result of the OCP acquisition and higher legal fees associated with patent infringement litigation and the OCP acquisition further contributed to the increase. The increase in general and administrative expense for fiscal 2008 was partially offset by a one time expense in the second quarter of fiscal 2007 related to a payment made to an executive to offset an increase in that executive’s exercise price of existing stock options as a result of a change in the tax laws.

STOCK COMPENSATION EXPENSE

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Stock compensation expense	$5,392	$7,931	$(2,539)	−32.0%	$7,931	$4,711	$3,220	68.4%

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

Stock compensation expense decreased $2.5 million, or 32.0% for the year ended June 30, 2009 compared to the year ended June 30, 2008. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions, which contributed $2.7 million in stock compensation expense for the year ended June 30, 2008. Excluding the impact of the OCP acquisition, stock compensation expense increased slightly for the year ended June 30, 2009 compared to the year ended June 30, 2008 as a result of additional grants to new and existing employees. Stock compensation expense in fiscal 2009 includes the continued amortization of previously-granted stock options.

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

IMPAIRMENT CHARGE AND OTHER COSTS.  Due to the financial liquidity crisis, the economic recession, changes to our operating results and forecasts, and a significant reduction in our market capitalization, in the second quarter of fiscal 2009, and in connection with our annual goodwill impairment testing, we performed an impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. We reviewed intangible assets that are subject to amortization for recoverability of their carrying value. Recoverability of these assets is measured by comparing their carrying amounts to future undiscounted cash flows that the assets are expected to generate.

Oplink had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment performed in the second quarter of fiscal 2009, we concluded that the carrying value of the goodwill exceeded its implied fair value and recorded an impairment charge of $10.8 million in fiscal 2009. No impairment charge was deemed necessary in fiscal 2009 for the intangible assets.

In fiscal 2008, we noted impairment indicators that the carrying value of purchased intangible assets recorded in connection with the acquisition of F3 in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value in the consolidated statement of operations for the year ended June 30, 2008. There was no impairment charge in fiscal 2007.

Restructuring expenses of $109,000 were incurred during the year ended June 30, 2008, as a result of restructuring initiatives implemented at F3, a majority-owned subsidiary of Oplink. We did not incur any restructuring costs during the fiscal years ended June 30, 2009 or 2007.

TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING.  For the years ended June 30, 2008 and 2007, transitional costs for contract manufacturing of $2.3 million and $216,000 were incurred, respectively. These transitional charges are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China. We did not incur any transitional costs for contract manufacturing during the year ended June 30, 2009 as the transition was substantially completed by June 30, 2008. We anticipate that the remaining balance of $160,000 as of June 30, 2009 will be paid within fiscal 2010.

MERGER FEES.  Merger fees for the year ended June 30, 2008 were $5.6 million and reflected costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fees.

Merger fees for the year ended June 30, 2007 were $1.5 million and related primarily to investment banking fees, legal, public relations and additional board of directors’ expenses associated with Oplink’s acquisition of approximately 58% of OCP’s outstanding common stock in June 2007. We did not record any merger fees for the year ended June 30, 2009.

AMORTIZATION OF INTANGIBLE AND OTHER ASSETS.  Amortization expenses of intangible and other assets of approximately $3.8 million, $3.3 million and $519,000 were recorded for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. The increase in amortization of intangible and other costs was primarily attributable to the two step acquisition of OCP during fiscal 2008 and 2007 and the acquisition of F3 during fiscal 2006, which increased our portfolio of intangible assets. For fiscal years ended June 30, 2009, 2008 and 2007, $2.2 million, $1.8 million and $297,000 of amortization of intangible and other assets were included in the cost of revenues, respectively.

INTEREST AND OTHER INCOME, NET

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2009	2008	Change	Change	2008	2007	Change	Change
	(In thousands, except percentages)

Interest and other
income, net	$3,066	$7,518	$(4,452)	−59.2%	$7,518	$9,666	$(2,148)	−22.2%

Interest and other income for the year ended June 30, 2009 included a release of escrow account of approximately $466,000 which was primarily related to a previous acquisition by OCP. Excluding the impact of the release of escrow account, interest and other income for the year ended June 30, 2009 was approximately $2.6 million. The decrease in interest and other income for the year ended June 30, 2009 compared to the year ended June 30, 2008 was primarily due to the declining average rate of return. The average rate of return for fiscal 2009 and 2008 was 1.5% and 4.4%, respectively.

Interest and other income decreased $2.1 million for the year ended June 30, 2008 compared to the year ended June 30, 2007. The decrease was mainly due to lower yields on our investments and a lower average balance of cash and cash equivalents, short-term and long-term investments as a result of stock repurchases of $40 million and cash consideration of approximately $81 million used by Oplink to acquire the remaining 42% of OCP’s outstanding common stock in October 2007, being partially offset by cash contributed by OCP. The average rate of return for the year ended June 30, 2007 was 4.9%.

GAIN (LOSS) ON SALE OR DISPOSAL OF ASSETS.  We recorded a loss of $808,000 on disposal of fixed assets for the year ended June 30, 2009. In addition, in the fourth quarter of fiscal 2009, we recognized a loss of $725,000 on a promissory note. In January 2008, OCP completed its sale to DS Ventures, LLC, of its property located at Woodland Hills, California. The transaction resulted in a gain on sale of assets of $1.6 million. The consideration for a portion of the gain was in the form of a promissory note for $1,250,000 payable in July 2010. $725,000 of the note was secured by a personal guarantee and was recognized as a gain in the third quarter of fiscal 2008, while the remaining balance of the note was deferred. In the fourth quarter of fiscal 2009, we determined that the collectibility of the promissory note was unlikely. As a result, we recognized a loss of $725,000 in our consolidated statement of operations for the year ended June 30, 2009.

We recorded a gain of $1.6 million for the year ended June 30, 2008 for the sale of OCP’s facility at Woodland Hills, California to DS Ventures, LLC. In addition, in the third quarter of fiscal 2008, we recognized a gain on sale of manufacturing equipment of approximately $800,000. We incurred a loss of $18,000 on disposal of fixed assets for the year ended June 30, 2007.

MINORITY INTEREST.  On June 5, 2007, we consummated the acquisition from Furukawa of Furukawa’s 58% interest in OCP. On October 31, 2007, we completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that we did not already own, by means of a merger between OCP and a wholly-owned subsidiary of Oplink. As a result, a minority interest income of $5.9 million was recorded in Oplink’s consolidated statement of operations for the year ended June 30, 2008, primarily reflecting the 42% minority share of OCP’s net loss between June 6, 2007 and October 31, 2007.

PROVISION FOR INCOME TAXES.  We recorded a tax provision of $2.1 million, $1.0 million and $241,000 for the years ended June 30, 2009, 2008 and 2007, respectively. The increase in provision for income taxes for the year ended June 30, 2009 compared to the year ended June 30, 2008 was primarily due to increase in income in foreign jurisdictions and a higher tax rate in foreign jurisdictions as a result of the expiration of certain tax holidays. The increase in provision for income taxes for the year ended June 30, 2008 compared to the year ended June 30, 2007 was mainly due to alternative minimum taxes in the U.S. and increase in income in foreign jurisdictions.

At June 30, 2009, we have approximately $82.0 million of federal and $61.3 million of state net operating loss carryforwards. Because of certain changes in ownership of Oplink in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards generated prior to 1999 pursuant to section 382 of the Internal Revenue Code. We may have additional limitations on the losses earned after 1999 under Section 382 that could further limit the future use of these losses. Based on the available objective evidence at June 30, 2009, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $57.3 million has been recorded at June 30, 2009. Included in the June 30, 2009 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

California has enacted legislation suspending the net operation loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may potentially increase our liability for tax years 2008 and 2009.

Accrued Transitional costs for Contract Manufacturing

A summary of accrued transitional costs for contract manufacturing and restructuring charges accrued in fiscal 2009, 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2006	$—	$—	$—
Liability assumed from OCP acquisition	1,232	—	1,232
Additional charge	216	—	216
Cash payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Other adjustment	(199)	160	(39)
Cash payments	(142)	—	(142)

Balance at June 30, 2009	$—	$160	$160

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, we incurred $2.3 million and $216,000 transitional costs for contract manufacturing for the years ended June 30, 2008 and 2007, respectively. These transitional charges are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China. We did not incur any transitional costs for contract manufacturing for the year ended June 30, 2009 as the manufacturing transfer was substantially completed by June 30, 2008. We anticipate the remaining balance to be paid within fiscal 2010.

Accrued Restructuring Costs

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

The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCPA. The restructuring was substantially completed by June 30, 2008. During the year ended June 30, 2008, the manufacturing activity at OCPA was transferred to Oplink’s principal manufacturing facility in Zhuhai, China.

As part of the acquisition of OCP, we had recorded restructuring liabilities as of June 30, 2008 with a fair value of $370,000. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. The following table summarizes changes in accrued restructuring for the years ended June 30, 2009 and 2008 (in thousands):

Accrued
Restructuring

Balance at June 30, 2007	$—
Additions	3,183
Cash payments	(2,813)

Balance at June 30, 2008	370
Cash payments	(370)

Balance at June 30, 2009	$—

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

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2009	2009	2008	2008
	(In thousands, except per share data)
	(Unaudited)

Revenues	$32,364	$30,805	$37,611	$42,952

Cost of revenues:
Cost of revenues	23,009	22,018	28,939	36,645
Stock compensation expense	107	108	126	118

Total cost of revenues	23,116	22,126	29,065	36,763

Gross profit	9,248	8,679	8,546	6,189

Operating expenses:
Research and development:
Research and development	2,275	2,477	2,785	3,282
Stock compensation expense	239	266	252	223

Total research and development	2,514	2,743	3,037	3,505

Sales and marketing:
Sales and marketing	2,057	1,817	1,945	2,257
Stock compensation expense	271	252	267	315

Total sales and marketing	2,328	2,069	2,212	2,572

General and administrative:
General and administrative	1,940	2,331	2,702	2,666
Stock compensation expense	590	624	723	911

Total general and administrative	2,530	2,955	3,425	3,577

Impairment charges and other costs	—	—	10,829	—
Amortization of intangible and other assets	412	412	412	412

Total operating expenses	7,784	8,179	19,915	10,066

Income (loss) from operations	1,464	500	(11,369)	(3,877)
Interest and other income, net	429	297	1,300	1,040
Loss on sale of assets	(740)	(182)	(492)	(119)

Income (loss) before (provision) benefit for income taxes	1,153	615	(10,561)	(2,956)
(Provision) benefit for income taxes	(904)	(729)	15	(456)

Net income (loss)	$249	$(114)	$(10,546)	$(3,412)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.51)	$(0.16)

Diluted	$0.01	$(0.01)	$(0.51)	$(0.16)

Shares used in per share calculation:
Basic	20,447	20,468	20,686	20,757

Diluted	20,892	20,468	20,686	20,757

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2008	2008	2007	2007
	(In thousands, except per share data)
	(Unaudited)

Revenues	$37,323	$40,836	$48,943	$49,151

Cost of revenues:
Cost of revenues	28,040	37,464	37,841	37,194
Stock compensation expense	110	103	114	129

Total cost of revenues	28,150	37,567	37,955	37,323

Gross profit	9,173	3,269	10,988	11,828

Operating expenses:
Research and development:
Research and development	3,026	3,325	3,610	4,432
Stock compensation expense	255	245	256	266

Total research and development	3,281	3,570	3,866	4,698

Sales and marketing:
Sales and marketing	2,397	2,461	2,763	2,880
Stock compensation expense	266	247	239	249

Total sales and marketing	2,663	2,708	3,002	3,129

General and administrative:
General and administrative	3,109	3,141	3,614	4,404
Stock compensation expense	738	693	2,919	1,102

Total general and administrative	3,847	3,834	6,533	5,506

Transitional costs for contract manufacturing	451	547	532	755
Merger fees	—	(371)	4,568	1,421
Impairment charges and other costs	(69)	69	626	—
Amortization of intangible and other assets	419	433	401	266

Total operating expenses	10,592	10,790	19,528	15,775

Loss from operations	(1,419)	(7,521)	(8,540)	(3,947)
Interest and other income, net	853	1,513	2,093	3,059
(Loss) gain on sale of assets	(88)	2,433	(3)	(37)

Loss before minority interest and provision for income taxes	(654)	(3,575)	(6,450)	(925)
Minority interest	—	—	3,407	2,484
Provision for income taxes	(137)	(365)	(309)	(234)

Net (loss) income	$(791)	$(3,940)	$(3,352)	$1,325

Net (loss) income per share:
Basic	$(0.04)	$(0.19)	$(0.16)	$0.06

Diluted	$(0.04)	$(0.19)	$(0.16)	$0.06

Shares used in per share calculation:
Basic	20,700	20,633	21,617	23,182

Diluted	20,700	20,633	21,617	23,792

Our revenues and operating results are likely to vary significantly from quarter to quarter and, as a result, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. Many of the factors that are likely to cause our quarterly results to vary are discussed in this report in Item 1A — Risk Factors.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $47.2 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan awards and warrants, through June 30, 2009. As of June 30, 2009, we had cash, cash equivalents and short-term and long-term investments of $168.7 million and working capital of $188.8 million.

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

Fiscal 2009

Our operating activities provided cash of $32.1 million in fiscal 2009 as a result of a net loss of $13.8 million for the period adjusted by non-cash charges of $10.9 million in depreciation and amortization charges, $5.4 million in stock-based compensation expenses, $4.1 million in provision for excess and obsolete inventory, $10.8 million in impairment charges of goodwill primarily related to our OCP acquisition, other items of $996,000, and an increase in cash of $13.7 million as a result of a net change in assets and liabilities.

The increase in net assets and liabilities was primarily the result of a decrease in inventory, accounts receivable, and prepaid expenses and other assets of $14.5 million, $4.8 million, and $3.0 million, respectively, being partially offset by a decrease of $8.5 million in accounts payables.

Accounts receivable generated $4.8 million of cash primarily driven by decreased shipments in fiscal 2009 compared to fiscal 2008. Days sales outstanding (“DSO”) at the end of fiscal years ended June 30, 2009 and 2008 were 80 days and 71 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.

Inventories provided $14.5 million of cash in fiscal 2009 primarily due to a change in the level of inventory purchases as a result of lower volume of sales. However, we do not expect a similar decline in inventory levels in the coming quarters. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

Prepaid expenses and other assets generated $3.0 million of cash in fiscal 2009 largely due to a decreased balance of short-term notes from certain customers.

Accounts payable decreased $8.5 million in fiscal 2009 primarily as a result of lower levels of inventory purchases driven by decreased revenues.

Our investing activities used cash of $52.1 million in fiscal 2009 due to purchase of investments of $154.1 million and equipment purchases of $4.1 million, being partially offset by sales or maturities of investments of $105.6 million and equipment sales of $608,000. $1.5 million of our property and equipment purchases was for the construction of the second dormitory in Zhuhai, China. We anticipate that cash outlays in capital expenditures in fiscal 2010 will be approximately $4.0 million.

Our financing activities used cash of $1.8 million in fiscal 2009 due to cash usage of $3.5 million for the repurchase of our common stocks, being partially offset by $1.7 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan.

Fiscal 2008

Our operating activities provided $7.7 million of cash in fiscal 2008 as a result of a net loss of $6.8 million for the period adjusted by $10.4 million in non-cash depreciation and amortization charges, $7.9 million in non-cash stock-based compensation expense, and $7.3 million in provision for excess and obsolete inventory, being partially offset by other non-cash items of $1.6 million, minority interest in loss of consolidated subsidiaries of $5.9 million, and a decrease in cash of $3.6 million as a result of a net change in assets and liabilities.

The increase in net assets and liabilities was mainly due to an increase of $3.1 million in inventories and a decrease of $5.3 million in accrued liabilities, being partially offset by decreases in accounts receivable of $1.6 million, prepaid expenses and other current assets of $2.0 million, respectively, and an increase in accounts payable of $1.0 million.

Accounts receivable generated $1.6 million of cash primarily driven by the slight improvement in collection. DSOs at the end of the fiscal years ended June 30, 2008 and 2007 were 71 days and 82 days, respectively.

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

Our investing activities produced cash of $82.5 million in fiscal 2007. Net cash generated in investing activities in fiscal year ended June 30, 2007 was primarily due to sales or maturities of investments of $211.3 million partially offset by purchases of investments of $122.3 million for a net increase of $89.0 million in preparation of the acquisition of a 58% stake in OCP. The acquisition of a 58% stake in OCP resulted in $84.2 million in cash consideration and $649,000 of transaction costs being paid out being partially offset by the $81.4 million in cash and cash equivalents that was on OCP’s balance sheet at June 5, 2007 for a net cash outlay of $3.4 million. We also paid $500,000 in connection with the acquisition of the assets of Fibercom in fiscal 2007. The acquisition of property and equipment used $2.6 million of cash in fiscal 2007.

Our financing activities provided cash of $8.6 million in fiscal 2007 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of June 30, 2009 have been summarized below (in thousands):

	Contractual Obligations Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Purchase obligations	$10,375	$10,375	$—	$—	$—
Operating leases	635	393	226	16	—
Capital expenditure	840	613	205	22

Total	$11,850	$11,381	$431	$38	$—

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the Securities and Exchange Commission, or SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with our first quarter of fiscal 2010, all references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of SFAS No. 165 in the fourth quarter of fiscal 2009 and it did not have a material impact on our consolidated financial position, results of operations or cash flows. Refer to Note 18 for our disclosure on subsequent events.

On April 9, 2009, the FASB simultaneously issued three FASB Staff Positions (“FSPs”). FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted these FSPs in the fourth quarter of fiscal 2009 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance under EITF 99-20 to be consistent with guidance under FASB No. 115. FSP EITF No. 99-20-1 removes the reference to market participants when a company determines impairment of a security under the expected future cash flows. FSP EITF No. 99-20-1 requires the company to recognize other-than temporary impairment as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. The company must also consider all available information when developing the estimate of future cash flows. This FSP was effective for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF No. 99-20-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of FSP No. 142-3 on our consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in our first quarter of fiscal 2010. We are currently evaluating the impact of SFAS No. 141(R) and FSP 141(R)-1 on our consolidated financial position, results of operations or cash flows. The effect will be dependant on future business combinations, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and we are required to adopt the pronouncement in the first quarter of our fiscal 2010. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial position, results of operations or cash flows.

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

As of June 30, 2009, all of our short-term investments were in certificates of deposit, high quality corporate bonds and government and government agency debt securities, and our long-term investments primarily consisted of corporate securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of June 30, 2009, we had $126,000 gross unrealized losses on our investments classified as available-for-sale primarily due to decreases in the fair value of these debt securities as a result of changes in market interest rates and the credit crises. Gross unrealized losses on our investments classified as held-to-maturity were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of June 30, 2009 are temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$24,813	0.3%	$35,798	1.1%
Cash equivalents — fixed rate	4,999	0.2%	19,933	0.0%
Short-term investments — variable rate	14,362	1.2%	8,615	2.9%
Short-term investments — fixed rate	101,412	1.4%	41,462	2.0%
Long-term investments — variable rate	—	—	5,003	2.4%
Long-term investments — fixed rate	3,180	1.5%	15,000	3.0%

Total	$148,766		$125,811

	Expected Fiscal Year Maturity Date
	2010	2011	Total	Fair Value

Long-term investments — fixed rate	$—	$3,180	$3,180	$3,180
Average interest rate		1.5%	1.5%

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2009 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

Renminbi appreciated by 10% against the U.S. dollar as of June 30, 2008 compared to June 30, 2007 and further appreciated slightly as of June 30, 2009. It is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2009, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009 and the related financial statement schedule and our report dated September 11, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
September 11, 2009

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “Election of Directors,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Corporate Governance and Information Regarding the Board and its Committees” in the proxy statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed with the SEC within 120 days after June 28, 2009, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2009 Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2009 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2009 Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the in the section of our 2009 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3. Exhibits

Exhibit No.		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of Oplink.
3	.2(2)	Bylaws of Oplink.
3	.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3	.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3	.5(5)	Amendment to Bylaws of Oplink Communications, Inc.
4	.1(3)	Rights Agreement, dated as of March 18, 2002, between Oplink Communications, Inc. and The Bank of New York.
10	.1(2)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between Oplink Communications Inc. and Zhuhai Bonded Area Management Committee.
10	.2(2)*	Oplink’s 2000 Equity Incentive Plan.
10	.3(2)*	Oplink’s 2000 Employee Stock Purchase Plan.
10	.4(2)*	Oplink Form of Indemnity Agreement.
10	.5(4)*	Form of Stock Option Agreement between Oplink and Chieh Chang, and Leonard LeBlanc.
10	.6(6)*	Executive Corporate Event Agreement, dated March 21, 2003, by and between the Registrant and Joseph Y. Liu.
10	.7(7)*	Form of Executive Corporate Event Agreement for Executive Officers.
10	.8(8)*	Form of Notice of Grant of Restricted Stock Units under 2000 Equity Incentive Plan and Terms and Conditions of Restricted Stock Unit Grant.
21.1		Subsidiaries of Oplink.
23.1		Consent of Burr, Pilger & Mayer LLP.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32	.2**	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 29, 2000 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 1, 2000 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(6)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.

(7)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.

(8)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on August 18, 2009 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 2009.

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

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2009

/s/ Shirley Yin Shirley Yin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2009

/s/ Leonard J. LeBlanc Leonard J. LeBlanc	Chairman of the Board	September 11, 2009

/s/ Chieh Chang Chieh Chang	Director	September 11, 2009

/s/ Jesse W. Jack Jesse W. Jack	Director	September 11, 2009

/s/ Hua Lee Hua Lee	Director	September 11, 2009

Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 12 to the consolidated financial statements, on July 1, 2007 the Company changed its method of accounting for uncertain tax position as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
September 11, 2009

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$49,702	$72,001
Short-term investments	115,774	50,077
Accounts receivable, net	29,023	34,200
Inventories	10,031	27,950
Prepaid expenses and other current assets	2,648	4,949

Total current assets	207,178	189,177
Long-term investments	3,180	20,003
Property, plant and equipment, net	30,318	34,206
Goodwill and intangible assets, net	8,848	23,487
Other assets	423	1,867

Total assets	$249,947	$268,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,580	$16,014
Accrued liabilities	10,044	11,756
Income tax payable	644	1,000
Accrued transitional costs for contract manufacturing	160	341
Restructuring accrual	—	370

Total current liabilities	18,428	29,481
Income tax payable, non-current	2,816	766
Other non-current liabilities	676	223

Total liabilities	21,920	30,470

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,497,592 and 20,729,935 shares issued and outstanding as of June 30, 2009 and 2008, respectively	20	21
Additional paid-in capital	453,083	449,492
Accumulated other comprehensive income	8,246	8,256
Accumulated deficit	(233,322)	(219,499)

Total stockholders’ equity	228,027	238,270

Total liabilities and stockholders’ equity	$249,947	$268,740

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$143,732	$176,253	$107,499

Cost of revenues:
Cost of revenues	110,611	140,539	78,588
Stock compensation expense	459	456	315

Total cost of revenues	111,070	140,995	78,903

Gross profit	32,662	35,258	28,596

Operating expenses:
Research and development:
Research and development	10,819	14,393	6,796
Stock compensation expense	980	1,022	618

Total research and development	11,799	15,415	7,414

Sales and marketing:
Sales and marketing	8,076	10,501	6,064
Stock compensation expense	1,105	1,001	733

Total sales and marketing	9,181	11,502	6,797

General and administrative:
General and administrative	9,639	14,268	7,102
Stock compensation expense	2,848	5,452	3,045

Total general and administrative	12,487	19,720	10,147

Impairment charge and other costs	10,829	626	—
Transitional costs for contract manufacturing and other costs	—	2,285	216
Merger fees	—	5,618	1,451
Amortization of intangible and other assets	1,648	1,519	222

Total operating expenses	45,944	56,685	26,247

(Loss) income from operations	(13,282)	(21,427)	2,349
Interest and other income, net	3,066	7,518	9,666
(Loss) gain on sale of assets	(1,533)	2,305	(18)

(Loss) income before provision for income taxes	(11,749)	(11,604)	11,997
Minority interest	—	5,891	1,418
Provision for income taxes	(2,074)	(1,045)	(241)

Net (loss) income	$(13,823)	$(6,758)	$13,174

Net (loss) income per share:
Basic	$(0.67)	$(0.31)	$0.60

Diluted	$(0.67)	$(0.31)	$0.57

Shares used in per share calculation:
Basic	20,589	21,533	22,071

Diluted	20,589	21,533	22,942

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
			(In thousands, except share data)

Balance at June 30, 2006	21,521,989	$22	$451,030	$(11)	$1,248	$(225,149)	$227,140
Exercise of stock options	672,577	—	7,497	—	—	—	7,497
Issuance of common stock from ESPP	115,697	—	1,053	—	—	—	1,053
Issuance of common stock options in connection with acquisition	857,258	1	14,216	—	—	—	14,217
Retirement of treasury stock	—	—	(11)	11	—	—	—
Stock-based compensation	—	—	4,608	—	—	—	4,608
Tax benefit arising from disqualifying dispositions of stock options	—	—	222	—	—	—	222
Components of comprehensive income:
Net income	—	—	—	—	—	13,174	13,174
Change in cumulative translation adjustments	—	—	—	—	1,812	—	1,812
Change in unrealized gain on investments	—	—	—	—	52	—	52

Total comprehensive income							15,038

Balance at June 30, 2007	23,167,521	23	478,615	—	3,112	(211,975)	269,775
Exercise of stock options	175,992	1	2,043	—	—	—	2,044
Issuance of common stock from ESPP	115,494	—	1,083	—	—	—	1,083
Issuance of common stock options in connection with acquisition	—	—	910	—	—	—	910
Repurchase of common stock	(2,748,565)	(3)	—	(39,997)	—	—	(40,000)
Forfeiture of restricted stock	(291)	—	—	—	—	—	—
Retirement of treasury stock	—	—	(39,997)	39,997	—	—	—
Stock-based compensation	19,784	—	6,769	—	—	—	6,769
Tax benefit arising from disqualifying dispositions of stock options	—	—	69	—	—	—	69
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(766)	(766)
Components of comprehensive income:
Net loss	—	—	—	—	—	(6,758)	(6,758)
Change in cumulative translation adjustments	—	—	—	—	5,121	—	5,121
Change in unrealized gain on investments	—	—	—	—	23	—	23

Total comprehensive loss							(1,614)

Balance at June 30, 2008	20,729,935	21	449,492	—	8,256	(219,499)	238,270
Exercise of stock options	68,478	—	535	—	—	—	535
Issuance of common stock from ESPP	171,442	—	1,135	—	—	—	1,135
Repurchase of common stock	(488,263)	(1)	—	(3,471)	—	—	(3,472)
Retirement of treasury stock	—	—	(3,471)	3,471	—	—	—
Stock-based compensation	16,000	—	5,392	—	—	—	5,392
Components of comprehensive income:
Net loss	—	—	—	—	—	(13,823)	(13,823)
Change in cumulative translation adjustments	—	—	—	—	85	—	85
Change in unrealized loss on investments	—	—	—	—	(95)	—	(95)

Total comprehensive loss							(13,833)

Balance at June 30, 2009	20,497,592	$20	$453,083	$—	$8,246	$(233,322)	$228,027

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(13,823)	$(6,758)	$13,174
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,070	7,107	4,918
Amortization of intangible and other assets	3,810	3,342	519
Stock compensation expense	5,392	7,931	4,711
Provision for doubtful accounts	438	113	—
Inventory charges	4,065	7,274	—
Amortization of (discount) premium on investments	(419)	(687)	112
Loss (gain) on sale or disposal of assets	1,533	(2,305)	18
Impairment charge and other costs	10,829	626	—
Transitional costs of contract manufacturing and other costs	—	—	216
Minority interest in loss of consolidated subsidiaries	—	(5,891)	(1,418)
Tax benefit arising from disqualifying dispositions of stock options	—	69	222
Other	(556)	556	61
Change in assets and liabilities:
Accounts receivable	4,774	1,623	(12,185)
Inventories	14,457	(3,090)	(1,236)
Prepaid expenses and other current assets	2,933	2,041	203
Other assets	130	109	775
Accounts payable	(8,505)	1,001	2,331
Accrued liabilities and other liabilities	(45)	(5,342)	244

Net cash provided by operating activities	32,083	7,719	12,665

Cash flows from investing activities:
Purchases of available-for-sale investments	(150,907)	(148,547)	(59,625)
Sales and maturities of available-for-sale investments	82,911	130,540	83,741
Purchases of held-to-maturity investments	(3,198)	(29,623)	(62,633)
Sales and maturities of held-to-maturity investments	22,646	94,700	127,540
Proceeds from sales of property and equipment	608	27,338	12
Purchases of property and equipment	(4,135)	(8,014)	(2,635)
Proceeds from sales of cost investments	—	5,000	—
Purchases of cost investments	—	(400)	—
Acquisition of businesses, net of cash acquired	—	(81,445)	(3,917)

Net cash (used in) provided by investing activities	(52,075)	(10,451)	82,483

Cash flows from financing activities:
Proceeds from issuance of common stock	1,670	3,127	8,550
Repurchase of common stock	(3,472)	(40,000)	—

Net cash (used in) provided by financing activities	(1,802)	(36,873)	8,550

Effect of exchange rate changes on cash	(505)	6	46
Net (decrease) increase in cash and cash equivalents	(22,299)	(39,599)	103,744
Cash and cash equivalents, beginning of year	72,001	111,600	7,856

Cash and cash equivalents, end of year	$49,702	$72,001	$111,600

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$580	$531	$138

Cash paid during the period for interest	$—	$—	$18

Supplemental non-cash investing and financing activities:
Issuance of common stock and options in connection with acquisitions	$—	$910	$14,217

Change in unrealized gain (loss) on investments	$(95)	$23	$52

Tax liabilities arising from the adoption of FIN 48	$—	$766	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY:

The Company

Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan and in Calabasas, California.

Oplink began selling its products in 1996. The Company’s product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, and line transmission applications. Oplink’s addressable markets include long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”) and fiber-to-the-home (“FTTH”) networks. The Company’s customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

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

Fiscal year

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. June 28, 2009, June 29, 2008, and July 1, 2007 represent the Sunday closest to the period ended June 30, 2009, 2008 and 2007, respectively. Fiscal 2009, 2008 and 2007 are 52-week fiscal years.

Reclassifications

Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income (loss).

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s OCP subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

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

In June 2007, the Company acquired 58% of OCP’s outstanding common stock with the remaining 42% being acquired in October 2007. As a result, both fiscal 2009 and 2008 had a full year of financial results from OCP while fiscal 2007 had one month of financial results from OCP.

Risks and uncertainties

There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, a further and sustained downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible further reductions in customer orders, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company’s manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described in more detail in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $528,000 and $72,000 at June 30, 2009 and 2008, respectively.

Investments

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities and are carried at fair value based upon quoted market prices of the securities. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. When available-for-sale or held-to-maturity securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. A security is considered impaired when its fair value is less than its amortized cost basis. Other-than-temporary impairment is triggered when (1) an entity has the intent to sell the impaired security, (2) it is more likely than not that the entity will be required to sell the impaired security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the impaired security. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Securities classified as short-term have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date.

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

All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are not material for the years ended June 30, 2009, 2008 and 2007.

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

The Company’s accounts receivable are derived from revenues earned from customers located in the United States, Canada, Europe, China, Japan and other Asia-Pacific countries. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2009	2008	2007

Customer A	20%	25%	33%
Customer B	17%	14%	12%

At June 30, 2009, three customers accounted for 34%, 15%, and 13% of total accounts receivable, respectively. At June 30, 2008, two customers accounted for 26% and 15% of total accounts receivable, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are derived from revenues earned from customers located in the United States, Canada, Europe, China, Japan, and other Asia-Pacific countries. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. If the condition or circumstances of the Company’s customers deteriorates, estimates of the recoverability of trade receivables could

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company’s estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 25 years are used for buildings and 5 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Impairment of long-lived assets

The Company evaluates the recoverability of the net carrying value of its property, plant and equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

During fiscal 2008, the Company noted that the carrying value of intangible assets purchased in connection with the acquisition of F3 Inc. (“F3”) in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded in the consolidated statement of operations for the year ended June 30, 2008 based on the amounts by which the carrying amounts of these assets exceeded their fair value. There was no impairment charge during fiscal years 2009 or 2007.

Impairment of goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In fiscal 2009, the Company recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp. (“Fibercom”) in fiscal 2006. There was no goodwill impairment charge in fiscal 2008 or 2007.

Accrued transitional costs for contract manufacturing

On November 1, 2006, OCP, a wholly-owned subsidiary of Oplink as of October 31, 2007, reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to manufacture certain of its product lines in China beginning July 2007. In connection with the outsourcing, a restructuring liability of $1.2 million was accrued on Oplink’s consolidated balance sheet at June 30, 2007 primarily for estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets associated with the manufacturing of certain of OCP’s product lines. The Company recorded an expense for accrued transitional costs for contract manufacturing of $2.3 million and $216,000 for the years ended

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2008 and 2007, respectively. The Company did not incur any transitional costs for contract manufacturing for the year ended June 30, 2009 as the manufacturing transfer was substantially completed as of June 30, 2008 (see Note 5).

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on July 1, 2007. FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Upon adoption of FIN No. 48 on July 1, 2007, the Company recognized a cumulative effect adjustment of $766,000, increasing its income tax liability for unrecognized tax benefits, and increasing the July 1, 2007 accumulated deficit balance. The impact on adoption of FIN 48 is more fully described in Note 12, “Income Taxes.”

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended June 30, 2009, 2008 and 2007 were immaterial.

Stock compensation

The Company recognizes stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of recording stock compensation for the three years ended June 30, 2009, 2008 and 2007 was as follows (in thousands, except per share data):

	Years Ended June 30,
	2009	2008	2007

Stock-based compensation expense by type of award:
Employee stock options	$4,212	$7,011	$4,252
Restricted stock awards	223	266	83
Employee stock purchase plan	957	654	376
Net change of amounts capitalized as inventory	—	—	—

Total stock-based compensation	5,392	7,931	4,711
Tax effect on stock-based compensation	—	—	—

Net effect on net (loss) income	$5,392	$7,931	$4,711

Effect on net (loss) income per share:
Basic	$(0.26)	$(0.37)	$(0.21)

Diluted	$(0.26)	$(0.37)	$(0.21)

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the years ended June 30, 2009, 2008 and 2007, the Company granted 343,040, 1,445,898 and 594,912 stock options, respectively, with an estimated total grant-date fair value of $2.0 million, $7.4 million and $4.6 million, respectively. The Company estimated that the stock compensation expense for the awards granted in the years ended June 30, 2009, 2008 and 2007 not expected to vest was $280,000, $1.2 million and $620,000, respectively.

As of June 30, 2009, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $7.6 million which will be recognized over an estimated weighted average amortization period of 2.3 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2009 and 2008. During the years ended June 30, 2009 and 2008, the Company issued stock awards of 16,000 and 19,784, respectively, with a total grant-date fair value of $223,000 and $266,000, respectively.

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

	Years Ended June 30
	2009	2008	2007

Risk-free interest rate	2.78%	3.35%	4.73%
Expected term	4.6 years	4.5 years	4.6 years
Expected dividends	0%	0%	0%
Volatility	52%	46%	48%

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended June 30
	2009	2008	2007

Risk-free interest rate	1.23%	2.87%	4.83%
Expected term	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%
Volatility	64%	48%	47%

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the stock option plan was $5.70, $5.05 and $7.96 per share for the years ended June 30, 2009, 2008 and 2007, respectively. The weighted-average fair value of the purchase rights under Oplink’s employee stock purchase plan was $1.65, $2.66 and $6.36 per share for the years ended June 30, 2009, 2008 and 2007, respectively.

Equity Incentive Program

Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, nonstatutory stock options, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of June 30, 2009, 7,142,857 shares of common stock were reserved for issuance under the 2000 Plan which represents the maximum number of shares that can be issued under the 2000 plan.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Number of	Average
	Shares Available	Options	Exercise
	for Grant	Outstanding	Price

Balance, June 30, 2006	4,026,167	3,641,329	$15.2351
Options authorized during fiscal 2007	665,768	—	—
Options granted	(594,912)	594,912	17.4252
Options exercised	—	(672,577)	11.1323
Options canceled	114,428	(114,428)	16.4818

Balance, June 30, 2007	4,211,451	3,449,236	16.3067
Additional options and awards authorized	598,413	—	—
Options and awards granted(1)	(1,485,366)	1,465,632	11.8119
Converted from OCP options(2)	(594,679)	594,679	28.3498
Options exercised	—	(175,992)	11.6157
Options canceled	1,244,988	(1,244,988)	23.0357
Expired(3)	(413,747)	—	—

Balance, June 30, 2008	3,561,060	4,088,567	14.6000
Options and awards granted(1)	(375,040)	359,040	12.7100
Options exercised	—	(68,478)	7.7953
Options canceled	583,999	(583,999)	17.7261
Expired(3)	(89,095)
Expired(4)	(1,804,006)	—	—

Balance, June 30, 2009	1,876,918	3,795,130	$14.0630

(1)	The number of options and awards granted in the years ended June 30, 2009 and 2008 include 16,000 and 19,734 stock awards, respectively.

(2)	In connection with the acquisition of OCP, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.

(3)	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled are not available for future grant.

(4)	The Company’s 1998 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

	Options Outstanding at June 30, 2009				Options Vested and Exercisable at June 30, 2009
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
		(In years)		(In thousands)		(In years)		(In thousands)

$ 1.0000 - $ 5.00	471,864	3.1	$4.60	$3,240	471,864	3.1	$4.60	$3,240
$ 5.0001 - $ 8.00	399,368	4.1	5.78	2,274	344,808	3.3	5.49	2,063
$ 8.0001 - $ 10.00	58,993	2.6	8.68	165	58,993	2.6	8.68	165
$10.0001 - $ 11.00	535,645	8.1	10.10	735	230,950	7.1	10.11	314
$11.0001 - $ 13.00	288,272	7.7	12.17	8	139,890	6.6	12.40	—
$13.0001 - $ 15.00	697,408	7.7	13.66	—	299,626	6.3	13.59	—
$15.0001 - $ 18.00	269,908	6.9	17.45	—	181,723	6.5	17.43	—
$18.0001 - $ 20.00	199,777	4.4	18.86	—	166,799	4.0	18.79	—
$20.0001 - $ 25.00	754,533	6.9	20.24	—	565,672	6.9	20.24	—
$25.0001 - $ 35.00	70,715	1.1	31.37	—	70,633	1.1	31.37	—
$42.0000 - $158.00	48,647	1.0	81.51	—	48,647	1.0	81.51	—

	3,795,130	6.1	$14.06	$6,422	2,579,605	5.1	$14.21	$5,782

Vested and expected to vest	3,700,146	6.0	$14.10	$6,359

As of June 30, 2008 and 2007, options to purchase 2,132,161 and 2,000,366 shares at weighted average exercise prices of $14.97 and $15.82 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.47 as of June 26, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2009 was 1,106,615. The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $281,000, $517,000 and $6.2 million, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the years ended June 30, 2009, 2008 and 2007 was approximately $535,000, $2.0 million and $7.5 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the years ended June 30, 2009, 2008 and 2007 was $957,000, $654,000 and $368,000, respectively. 171,442, 115,494 and 115,697 shares were purchased under the employee stock purchase plan during the years ended June 30, 2009, 2008 and 2007.

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	June 30,
	2009	2008

Accumulated other comprehensive income:
Cumulative translation adjustment	$8,329	$8,244
Unrealized (loss) gain on investments, net	(83)	12

	$8,246	$8,256

Net (loss) income per share

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

	Years Ended June 30,
	2009	2008	2007

Numerator:
Net (loss) income	$(13,823)	$(6,758)	$13,174

Denominator:
Weighted average shares outstanding — basic	20,589	21,533	22,071
Effect of dilutive potential shares	—	—	871

Weighted average shares outstanding — diluted	20,589	21,533	22,942

Net (loss) income per share — basic	$(0.67)	$(0.31)	$0.60

Net (loss) income per share — diluted	$(0.67)	$(0.31)	$0.57

Antidilutive stock options not included in net income (loss) per share calculation	3,795	4,089	1,600

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”), which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with the Company’s first quarter of fiscal 2010, all references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of SFAS No. 165 in the fourth quarter of fiscal 2009 and it did not have a material impact on its consolidated financial position, results of operations or cash flows. Refer to Note 18 for disclosure on subsequent events.

On April 9, 2009, the FASB simultaneously issued three FASB Staff Positions (“FSPs”). FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted these FSPs in the fourth quarter of fiscal 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance under EITF 99-20 to be consistent with guidance under FASB No. 115. FSP EITF No. 99-20-1 removes the reference to market participants when a company determines impairment of a security under the expected future cash flows. FSP EITF No. 99-20-1 requires the company to recognize other-than temporary impairment as a realized loss through earnings when it is probable that there has been an adverse change in estimated cash flows from the cash flows previously projected. The company must also consider all available information when developing the estimate of future cash flows. This FSP was effective for interim and annual periods ending after December 15, 2008. The adoption of FSP EITF No. 99-20-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010 and is currently evaluating the impact of FSP No. 142-3 on its consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010 and is currently evaluating the impact of FSP 157-2 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS No. 141(R) and FSP 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively to business combinations completed on or after the date of adaption. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010 and is currently evaluating the impact of SFAS No. 141(R) and FSP 141(R)-1 on its consolidated financial position, results of operations or cash flows. The effect will be dependant on future business combinations, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is required to adopt the pronouncement in the first quarter of fiscal 2010 and is currently evaluating the impact of SFAS No. 160 on its consolidated financial position, results of operations or cash flows.

In various areas, including revenue recognition, stock option and purchase accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-term and long-term investments at June 30, 2009 and 2008 consist of the following (in thousands):

	June 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$3,140	$3,140	$—	$—	$3,140
United States government agencies	10,004	10,001	3	(2)	10,002
United States Treasury	48,971	48,944	27	—	48,971
Corporate securities	53,659	53,772	13	(126)	53,659

Total short-term investments	115,774	115,857	43	(128)	115,772

Long-term investments:
Corporate securities	3,180	3,180	—	—	3,180

Total long-term investments	3,180	3,180	—	—	3,180

Total investments	$118,954	$119,037	$43	$(128)	$118,952

	June 30, 2008
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Corporate securities	$30,171	$30,159	$43	$(18)	$30,184
United States government agencies	19,906	19,906	2	(2)	19,906

Total short-term investments	50,077	50,065	45	(20)	50,090

Long-term investments:
United States government agencies	20,003	20,003	11	(64)	19,950

Total long-term investments	20,003	20,003	11	(64)	19,950

Total investments	$70,080	$70,068	$56	$(84)	$70,040

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2009 and June 30, 2008 are presented in the following tables (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$3,140	$—	$—	$3,140
United States government agencies	5,000	3	—	5,003
United States Treasury	48,944	27	—	48,971
Corporate securities	53,772	13	(126)	53,659

Total available-for-sale investments	110,856	43	(126)	110,773

Held-to-maturity investments:
Corporate securities	3,180	—	—	3,180
United States government agencies	5,001	—	(2)	4,999

Total held-to-maturity investments	8,181	—	(2)	8,179

Total investments	$119,037	$43	$(128)	$118,952

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Corporate securities	$22,493	$27	$(15)	$22,505
United States government agencies	19,906	2	(2)	19,906

Total available-for-sale investments	42,399	29	(17)	42,411

Held-to-maturity investments:
Corporate securities	7,666	16	(3)	7,679
United States government agencies	20,003	11	(64)	19,950

Total held-to-maturity investments	27,669	27	(67)	27,629

Total investments	$70,068	$56	$(84)	$70,040

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2009. Gross realized gain (loss) on sales of available-for-sale securities in fiscal 2008 and 2007 were not material. The unrealized losses are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates and the credit crises. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its debt securities as of June 30, 2009 are temporary in nature. The following tables provide a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2009 and 2008 (in thousands):

	June 30, 2009
	In Loss Position
	< 12 Months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$20,380	$(126)

Total available-for-sale investments	20,380	(126)

Held-to-maturity investments:
United States government agencies	4,999	(2)

Total held-to-maturity investments	4,999	(2)

Total investments in loss position	$25,379	$(128)

	June 30, 2008
	In Loss Position
	< 12 Months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$13,955	$(15)
United States government agencies	998	(2)

Total available-for-sale investments	14,953	(17)

Held-to-maturity investments:
Corporate securities	4,616	(3)
United States government agencies	14,939	(64)

Total held-to-maturity investments	19,555	(67)

Total investments in loss position	$34,508	$(84)

As of June 30, 2009 or 2008, the Company did not have any securities that have been in a continuous unrealized loss position for more than twelve months.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of debt securities at June 30, 2009 and 2008 by contractual maturities are shown below (in thousands):

	June 30, 2009		June 30, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$110,856	$110,773	$42,399	$42,411

Total available-for-sale investments	110,856	110,773	42,399	42,411

Held-to-maturity investments:
Due in one year or less	5,001	4,999	7,666	7,679
Due in one year to five years	3,180	3,180	20,003	19,950

Total held-to-maturity investments	8,181	8,179	27,669	27,629

Total investments	$119,037	$118,952	$70,068	$70,040

NOTE 4 —	FAIR VALUE ACCOUNTING

In February 2007, the FASB issued the SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments during fiscal 2009. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items when business reasons support doing so in the future.

On June 30, 2008, the Company adopted the effective portions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The adoption did not have a material impact on its consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a valuation hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 specifies the following three levels of inputs that may be used to measure fair value:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

Items Measured at Fair Value on a Recurring Basis

The Company did not have any financial liabilities that are measured at fair value at June 30, 2009. The following table presents the Company’s financial assets, excluding accrued interest components, which are

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measured at fair value on a recurring basis at June 30, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$24,813	$—	$—	$24,813
Certificates of deposit	—	3,140	—	3,140
United States government agencies	—	5,003	—	5,003
United States Treasury	—	48,971	—	48,971
Corporate securities	—	58,658	—	58,658

Total financial assets	$24,813	$115,772	$—	$140,585

Financial liabilities	$—	$—	$—	$—

As of June 30, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the fiscal year ended June 30, 2009.

NOTE 5 —	ACCRUED TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING

A summary of accrued transitional costs for contract manufacturing and restructuring charges accrued in fiscal 2009, 2008 and 2007 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2006	$—	$—	$—
Liability assumed from OCP acquisition	1,232	—	1,232
Additional charge	216	—	216
Cash payments	(214)	—	(214)

Balance at June 30, 2007	1,234	—	1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Other adjustment	(199)	160	(39)
Cash payments	(142)	—	(142)

Balance at June 30, 2009	$—	$160	$160

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, the Company incurred $2.3 million and $216,000

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transitional costs for contract manufacturing for the years ended June 30, 2008 and 2007, respectively. These transitional charges are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of the Company’s product lines in China. The Company did not incur any transitional costs for contract manufacturing for the year ended June 30, 2009 as the manufacturing transfer was substantially completed during fiscal 2008. The Company expects the remaining balance to be paid within fiscal 2010.

NOTE 6 —	ACCRUED RESTRUCTURING COSTS

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

The restructuring initiatives include substantially reducing the scale of business operations at OCP’s facility in Woodland Hills, California, specifically the plan to transfer manufacturing to China, the transfer of a portion of OCP’s research and development activities to Oplink’s facility in Wuhan, China, and the restructuring of operations at OCPA. The restructuring was substantially completed by June 30, 2008. During the year ended June 30, 2008, the manufacturing activity at OCPA was transferred to Oplink’s principal manufacturing facility in Zhuhai, China.

As part of the acquisition of OCP, the Company had recorded restructuring liabilities as of June 30, 2008 with a fair value of $370,000. The restructuring liabilities reflect the cost of workforce reductions and other acquisition related costs. A summary of the acquisition related accrued liability is follows (in thousands):

	June 30,
	2009	2008

Accrued Restructuring
Severance benefits	$—	$80
Other acquisition related costs	—	290

Total restructuring accruals	—	370
Less: current portion	—	370

Non-current portion	$—	$—

The following table summarizes changes in accrued restructuring for the years ended June 30, 2009 and 2008 (in thousands):

Accrued
Restructuring

Balance at June 30, 2007	$—
Additions	3,183
Cash payments	(2,813)

Balance at June 30, 2008	370
Cash payments	(370)

Balance at June 30, 2009	$—

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	ACQUISITIONS

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following unaudited pro forma information presents a summary of the Company’s consolidated results of operations as if the OCP acquisition had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Years Ended
	June 30,	June 30,
	2008	2007

Net revenues	$176,253	$170,598
Net (loss) income	$(12,104)	$(18,755)
Net (loss) income per share
Basic	$(0.56)	$(0.82)

Diluted	$(0.56)	$(0.82)

Shares used in per share calculations
Basic	21,533	22,864

Diluted	21,533	22,864

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

The following tables present details of the intangible assets acquired in connection with the acquisitions of OCP in fiscal 2008 and 2007, and F3, Inc. (“F3”) and Fibercom in fiscal 2006 at June 30, 2009 and 2008 (in thousands):

	Estimated	Gross	Accumulated
June 30, 2009	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$8,673	$3,903	$4,770
Trade name	6	1,595	474	1,121
Customer relationships	3-4	5,481	2,524	2,957
Backlog	1	97	97	—

Total		$15,846	$6,998	$8,848

	Estimated	Gross	Accumulated
June 30, 2008	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$8,673	$1,735	$6,938
Trade name	6	1,595	209	1,386
Customer relationships	3-4	5,481	1,147	4,334
Backlog	1	97	97	—

Total		$15,846	$3,188	$12,658

The following table presents details of the amortization expense of intangible and other assets as reported in the consolidated statements of operations (in thousands):

	Years Ended June 30,
Reported as:	2009	2008	2007

Cost of revenues	$2,162	$1,823	$297
Operating expenses	1,648	1,519	222

Total	$3,810	$3,342	$519

The future amortization of intangible assets is as follows (in thousands):

Fiscal Years Ending June 30,	Amount

2010	$3,782
2011	3,677
2012	1,066
2013	260
2014	63

$8,848

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Intangible assets with definite lives are required to be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the financial liquidity crisis, the economic recession, changes to the Company’s operating results and forecasts, and a significant reduction in the Company’s market capitalization, in the second quarter of fiscal 2009, and in connection with its annual goodwill impairment testing, the Company performed an impairment analysis of its goodwill and intangible assets.

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

The Company had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom in fiscal 2006. As a result of the impairment assessment, the Company concluded that the carrying value of the goodwill exceeded its implied fair value. This resulted in an impairment charge of $10.8 million being recorded in the consolidated statement of operations in the second quarter of fiscal 2009.

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

NOTE 9 —	OTHER INVESTMENTS

The Company had cost method investments of $400,000 included in other assets on its consolidated balance sheet at June 30, 2009 and 2008, representing an investment in a start-up company.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2009	2008

Accounts receivable, net:
Accounts receivable	$29,659	$34,643
Less: Allowance for doubtful accounts	(636)	(443)

	$29,023	$34,200

Inventories, net:
Raw materials	$7,809	$19,720
Work-in-process	2,222	8,230
Finished goods	—	—

	$10,031	$27,950

Property, plant and equipment, net:
Production and engineering equipment	$49,920	$51,134
Computer hardware and software	7,352	7,348
Building and leasehold improvements	21,819	20,538
Land	1,949	1,949
Construction in progress	1,477	39

	82,517	81,008
Less: Accumulated depreciation and amortization	(52,199)	(46,802)

	$30,318	$34,206

Accrued liabilities:
Payroll and related expenses	$3,120	$3,388
Accrued sales commission	535	465
Accrued warranty	371	286
Accrued professional fees	1,561	1,473
Acquisition costs	13	13
Accrued sales return	595	594
Advance deposits from customers	123	239
Other	3,726	5,298

	$10,044	$11,756

NOTE 11 —	ACCRUED WARRANTY

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 10, is as follows (in thousands):

Balance at June 30, 2006	$405
Additional warranty reserve through business combination	15
Accruals for warranties issued during the year	207
Adjustments related to pre-existing warranties including expirations and changes in estimates	6
Cost of warranty repair	(188)

Balance at June 30, 2007	445
Accruals for warranties issued during the year	160
Adjustments related to pre-existing warranties including expirations and changes in estimates	(2)
Cost of warranty repair	(317)

Balance at June 30, 2008	286
Accruals for warranties issued during the year	287
Adjustments related to pre-existing warranties including expirations and changes in estimates	129
Cost of warranty repair	(331)

Balance at June 30, 2009	$371

NOTE 12 —	INCOME TAXES

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $7,033,000 and $5,901,000 for the year ended June 30, 2009 and 2007, respectively, and non-U.S. loss of approximately $1,582,000 for the year ended June 30, 2008. The Company recorded a current tax provision of $2,074,000, $1,045,000 and $241,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

	Years Ended June 30,
	2009	2008	2007

Current tax expense:
Federal	$228	$525	$164
State	442	134	65
Foreign	1,404	386	12

	$2,074	$1,045	$241

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$37,082	$42,029
Accruals and reserves	17,179	13,152
Credit carryforwards	7,152	8,824

Gross deferred tax assets	61,413	64,005
Valuation allowance	(57,257)	(59,397)

Net deferred tax assets	4,156	4,608
Deferred tax liabilities	(3,724)	(4,176)

Total net deferred tax assets	$432	$432

As of June 30, 2009, the net deferred tax assets of $901,000 is included in prepaid expenses and other current assets and the net deferred tax liabilities of $469,000 is included in other non-current liabilities in the consolidated balance sheet. As of June 30, 2008, the net deferred tax assets of $330,000 was included in prepaid expenses and other current assets and $102,000 was recorded in other assets in the consolidated balance sheet.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,
	2009	2008	2007

Tax at federal statutory rate	35%	35%	34%
State, net of federal benefit	(2)%	(1)%	—
Research credit carryforward	1%	—	—
Stock compensation	(9)%	(9)%	6%
Foreign rate differences	6%	7%	(16)%
Deferred tax assets not benefitted	(22)%	53%	36%
Intangible impairment	(35)%	—	—
Purchase accounting adjustments	—	(16)%	(48)%
Permanent differences and trueups	—	(2)%	(9)%
Unbenefitted preacquisition losses	—	(58)%	—
Minority Interest	—	(18)%	—
Other	8%	—	(1)%

Effective tax rate	(18)%	(9)%	2%

Based on the available objective evidence at June 30, 2009, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. However, the valuation allowance against deferred tax assets at June 30, 2009 and 2008 was less than 100% as management believes that a portion of the deferred tax assets will be realized. The realizable deferred tax assets are as a result of the acquisition of OCP.

Included in the June 30, 2009 valuation allowance is approximately $5.3 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes. The change in valuation allowance for the years ended June 30, 2009, 2008 and 2007 was a decrease of $2.1 million and $3.2 million and an increase of $13.0 million, respectively.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2009, the Company has approximately $82.0 million of federal and $61.3 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is a limitation of approximately $600,000 on the use of the net operating loss carryforwards generated prior to 1999 pursuant to section 382 of the Internal Revenue Code.

California has enacted legislation suspending the net operation loss deduction and limiting the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009, except for taxpayers with net business incomes of less than $500,000 in either year. The new legislation may potentially increase the Company’s tax liability for tax years 2008 and 2009.

The federal net operating loss carryforwards will expire through 2027 and the California net operating loss carryforwards will expire through 2017.

As of June 30, 2009, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.8 million and $3.7 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California is $825,000 and $113,000, respectively. The Company also has California Manufacturing Credit carryforwards of $1.6 million which will expire through 2013. The federal research and development tax credit carryforwards will expire through 2029. The California research and development credit carries forward indefinitely.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Benefits under the holiday begin on the first year of profitability by a subsidiary. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. Zhuhai FTZ Oplink’s tax holiday will expire on January 1, 2012. Shanghai Oplink is under tax holiday now.

Effective July 1, 2007, Oplink adopted FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$766
Increases related to tax positions taken during prior years	—
Increases related to tax positions taken during current year	—
Settlements	—

Balance at June 30, 2008	766
Increases related to tax positions taken during prior years	2,942
Increases related to tax positions taken during current year	1,118
Settlements	—

Balance at June 30, 2009	$4,826

If the ending balance of $4,826,000 of unrecognized tax benefits at June 30, 2009 were recognized, approximately $2,536,000 would affect the effective income tax rate.

The Company’s accounting policy is to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for income taxes. The Company had accrued interest and penalties of approximately $280,000 and $91,000 at June 30, 2009 and 2008, respectively.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2007 remain open in several jurisdictions.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company’s intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2009 and 2008. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

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

Repurchase of Common Stock

On August 27, 2007, Oplink’s Board of Directors authorized a program to repurchase up to $40 million of the Company’s common stock. $40.0 million of common stock was repurchased under this repurchase plan during the year ended June 30, 2008.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 14, 2008, Oplink’s Board of Directors authorized a program to repurchase up to $20 million of the Company’s common stock. $3.5 million of common stock was repurchased under this repurchase plan during the year ended June 30, 2009.

NOTE 14 —	RELATED PARTY TRANSACTIONS

Loans to Officers

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2005. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. As of June 30, 2008, the outstanding principal balance was $105,000. As of June 30, 2009, the outstanding principal balance was $45,000. Oplink believes that the balance of the note will be paid. The note is recorded as a component of other assets on the consolidated balance sheets.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and was due and payable in four equal installments every six months from the date of new employment by the former executive officer. As of June 30, 2009 and 2008, the outstanding principal balance of the note receivable from this former executive officer was approximately $20,000 and is recorded as a component of other assets on the consolidated balance sheets. Oplink believes that the balance of the note will be paid.

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

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2009 were $10.4 million, of which all are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2010	$393
2011	182
2012	44
2013	16

$635

Rent expense for all operating leases was approximately $726,000, $1.6 million and $395,000 in fiscal 2009, 2008 and 2007, respectively.

Capital Expenditure

In July 2008, the Company entered into a capital expenditure commitment of approximately $2.1 million which would be funded from available working capital. As of June 30, 2009, the remaining unpaid balance was approximately $840,000. The future payments are as follows (in thousands):

Year Ending June 30,
2010	$613
2011	205
2012	—
2013	22

$840

Litigation

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

During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, which is memorialized in a Stipulation and Agreement of Settlement, dated as of April 1, 2009. The settlement provides for a $586 million recovery in total. This total amount is being divided over the 309 cases. Oplink’s share of the settlement is $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved by

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the court. The amount is included in accrued liabilities on the consolidated balance sheet as of June 30, 2009. The settlement was submitted to the district court for review and approval on April 2, 2009, and was preliminarily approved by the court on June 9, 2009. Members of the plaintiff class will have the opportunity to “opt out” of the settlement or object to the settlement terms prior to the settlement hearing. A hearing on final approval of the settlement was held on September 10, 2009. As of the date of this report, no decision has been announced.

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

The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In July 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed in October 2008. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Ms. Simmonds’ filed her opening brief on the appeal on August 26, 2009. The issuer and underwriter defendants’ opposition briefs are due on October 2, 2009. Ms. Simmonds’ reply brief is due on November 2, 2009.

Oplink vs. O-Net Communications, et al.

In June 2007, Oplink initiated legal action against several parties by filing a complaint in U.S. federal court. Oplink’s amended complaint alleges claims for patent infringement, trade secret misappropriation, breach of the duty of loyalty, unfair competition, breach of contract and intentional interference with contractual relations against O-Net Communications (ShenZhen), Ltd. (“O-Net”), Multiwave Digital Solutions, Inc. (“Multiwave”), and Chunmeng Wu (“Wu”). The amended complaint requests an order enjoining O-Net and Multiwave from making, using or selling devices covered by Oplink’s patents, an order enjoining Multiwave and Wu from misappropriating Oplink’s trade secrets, monetary damages, attorney’s fees and costs. In September 2007, O-Net and Multiwave filed a counterclaim for declaratory judgment against Oplink declaring that O-Net and Multiwave have not infringed on Oplink’s patents, a judgment declaring that three patents held by Oplink are invalid, and an award of attorney’s fees and costs. In August 2008, Oplink, O-Net, Multiwave and Wu entered into a confidential settlement agreement resolving all claims at issue in the lawsuit. Pursuant to the settlement agreement, the parties agreed to a license agreement and other provisions that are subject to a confidentiality provision and O-Net acknowledged the validity of the Oplink patents at issue in the lawsuit. A stipulation dismissing all claims with prejudice was filed with the court jointly by the parties in September 2008.

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters

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

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007

Revenues:
United States	$48,154	$72,098	$50,824
Canada	6,949	17,912	8,579
Europe	24,001	23,664	19,779
China	34,529	31,713	17,365
Japan	17,462	17,783	4,351
Asia-Pacific (excluding China and Japan)	12,637	13,083	6,601

Totals	$143,732	$176,253	$107,499

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2009	2008

United States	$7,492	$10,423
Asia	22,826	23,783

Totals	$30,318	$34,206

NOTE 17 —	401(K) PLAN

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

OPLINK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	SUBSEQUENT EVENTS

In accordance with SFAS No. 165, “Subsequent Events,” the Company has reviewed and evaluated events subsequent to June 28, 2009 through September 10, 2009, the date that the consolidated financial statements were issued.

On August 12, 2009, the Company announced that the Compensation Committee of the Board of Directors granted a total of 463,733 Restricted Stock Units (“RSUs”) to Oplink employees, including executive officers, under Oplink’s 2000 Equity Incentive Plan. Each RSU represents the right to receive one share of Oplink common stock when the RSU vests.

On August 12, 2009, Oplink’s Board of Directors approved the issuance of 16,000 shares of restricted stock to non-employee board members and the issuance of 26,000 stock options to Oplink employees.

Schedule II

Oplink Communications, Inc.

Valuation and Qualifying Accounts
For the Years ended June 30, 2009, 2008 and 2007

		Additions
	Balance at	Through	Charged to
	Beginning	Business	Costs and		Balance at
	of Year	Combination	Expenses	Deductions(1)	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended June 30, 2009	$443	$—	$438	$245	$636
Year Ended June 30, 2008	$330	$—	$113	$—	$443
Year Ended June 30, 2007	$178	$154	$3	$5	$330
Accrued sales returns
Year Ended June 30, 2009	$594	$—	$50	$49	$595
Year Ended June 30, 2008	$562	$—	$32	$—	$594
Year Ended June 30, 2007	$240	$273	$49	$—	$562

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.