Form 10-Q
period 2009-09-27
OPLINK COMMUNICATIONS INC
filed 2009-11-06
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
The number of shares of the Registrant’s common stock outstanding as of October 30, 2009 was 20,754,182.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2009	2009
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,266	$49,702
Short-term investments	125,390	115,774
Accounts receivable, net	27,222	29,023
Inventories	7,907	10,031
Prepaid expenses and other current assets	3,092	2,648

Total current assets	216,877	207,178

Long-term investments	—	3,180
Property, plant and equipment, net	29,145	30,318
Intangible assets, net	7,902	8,848
Other assets	424	423

Total assets	$254,348	$249,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,908	$7,580
Accrued liabilities	10,750	10,044
Income taxes payable	229	644
Accrued transitional costs for contract manufacturing	160	160

Total current liabilities	18,047	18,428

Income taxes payable, non-current	2,923	2,816
Other non-current liabilities	678	676

Total liabilities	21,648	21,920

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,654,233 and 20,497,592 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	21	20
Additional paid-in capital	455,838	453,083
Accumulated other comprehensive income	8,354	8,246
Accumulated deficit	(231,513)	(233,322)

Total stockholders’ equity	232,700	228,027

Total liabilities and stockholders’ equity	$254,348	$249,947

(1)	The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(in thousands, except per share data)
Revenues	$33,565	$42,952

Cost of revenues:
Cost of revenues	23,634	36,645
Stock compensation expense	99	118

Total cost of revenues	23,733	36,763

Gross profit	9,832	6,189

Operating expenses:
Research and development:
Research and development	2,225	3,282
Stock compensation expense	269	223

Total research and development	2,494	3,505

Sales and marketing:
Sales and marketing	2,086	2,257
Stock compensation expense	328	315

Total sales and marketing	2,414	2,572

General and administrative:
General and administrative	1,721	2,666
Stock compensation expense	950	911

Total general and administrative	2,671	3,577

Amortization of intangible assets	404	412

Total operating expenses	7,983	10,066

Income (loss) from operations	1,849	(3,877)

Interest and other income, net	274	1,040
Gain (loss) on sale or disposal of assets	124	(119)

Income (loss) before provision for income taxes	2,247	(2,956)

Provision for income taxes	(438)	(456)

Net income (loss)	$1,809	$(3,412)

Net income (loss) per share:
Basic	$0.09	$(0.16)

Diluted	$0.09	$(0.16)

Shares used in per share calculation:
Basic	20,566	20,757

Diluted	21,173	20,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,809	$(3,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,666	1,835
Amortization of intangible and other assets	946	954
Stock compensation expense	1,646	1,567
Provision for doubtful accounts	—	148
Inventory charges	—	4,065
Amortization of premium (discount) on investments	9	(146)
(Gain) loss on sale or disposal of assets	(124)	119
Other	(6)	(341)
Change in assets and liabilities:
Accounts receivable	1,795	1,356
Inventories	2,105	401
Prepaid expenses and other current assets	(445)	(382)
Other assets	18	(7)
Accounts payable	(672)	(1,579)
Accrued liabilities and other liabilities	386	(137)

Net cash provided by operating activities	9,133	4,441

Cash flows from investing activities:
Purchases of available-for-sale investments	(43,974)	(5,033)
Sales and maturities of available-for-sale investments	37,685	28,019
Proceeds from sales of property and equipment	147	355
Purchases of property and equipment	(541)	(462)

Net cash (used in ) provided by investing activities	(6,683)	22,879

Cash flows from financing activities:
Proceeds from issuance of common stock	1,109	353

Net cash provided by financing activities	1,109	353

Effect of exchange rate changes on cash and cash equivalents	5	(224)

Net increase in cash and cash equivalents	3,564	27,449

Cash and cash equivalents, beginning of period	49,702	72,001

Cash and cash equivalents, end of period	$53,266	$99,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(CONTINUED FROM PREVIOUS PAGE)

	Three Months Ended
	September 30,
	2009	2008
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$749,000	$186,000

Cash paid during the period for interest	$—	$—

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2009, the results of its operations for the three-month periods ended September 30, 2009 and 2008 and its cash flows for the three-month periods ended September 30, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. September 27, 2009 represents the Sunday closest to the period ended September 30, 2009. Fiscal 2010 and fiscal 2009 are 52-week fiscal years. The quarter ending December 31, 2009 is a 14-week fiscal period.
     The consolidated financial statements include the accounts of the Company and its wholly and majority- owned subsidiaries. The ownership interests of minority investors are recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s Optical Communication Products, Inc. (“OCP”) subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

     The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.
     Certain items previously reported in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income (loss).
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). In the first quarter of fiscal 2010, the Company adopted the Codification and all future references to authoritative accounting literature will be referenced in accordance with the ASC. Since the Codification is not intended to change GAAP, the adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.
     The Company has reviewed and evaluated events subsequent to the end of the first quarter of fiscal 2010, September 27, 2009 through November 6, 2009, the date that the consolidated financial statements were issued. Refer to Note 17 for disclosure on subsequent events.
3. Risks and Uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, a further and sustained downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible further reductions in customer orders, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company’s manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described from time to time in the Company’s periodic reports filed with SEC.
4. Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of restricted stock units (“RSUs”) and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Net income (loss)	$1,809	$(3,412)

Denominator:
Weighted average shares outstanding — basic	20,566	20,757
Effect of dilutive potential common shares	607	—

Weighted average shares outstanding — diluted	21,173	20,757

Net income (loss) per share — basic	$0.09	$(0.16)

Net income (loss) per share — diluted	$0.09	$(0.16)

Antidilutive stock options and restricted stock units not included in income per share calculation	2,644	4,185

5. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future, and changes in unrealized gains and losses on investments. The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,	June 30,
	2009	2009
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,291	$8,329
Unrealized gain (loss) on investments, net	63	(83)

	$8,354	$8,246

     The reconciliation of net income (loss) to comprehensive income (loss) for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net income (loss)	$1,809	$(3,412)
Change in cumulative translation adjustment	(38)	501
Change in unrealized gain on investments, net	146	15

Total comprehensive income (loss)	$1,917	$(2,896)

6. Short-Term and Long-Term Investments. The Company generally invests its excess cash in certificates of deposit, debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Available-for-sale investments are reported at their fair value based on quoted market prices. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. Held-to-maturity investments are reported at amortized costs.

     Short-term and long-term investments at September 30, 2009 and June 30, 2009 consist of the following (in thousands):

	September 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,960	$6,960	$—	$—	$6,960
United States government agencies	10,006	10,000	6	—	10,006
United States Treasury	53,957	53,944	18	(5)	53,957
Corporate securities	54,467	54,423	72	(8)	54,487

Total short-term investments	125,390	125,327	96	(13)	125,410

Total investments	$125,390	$125,327	$96	$(13)	$125,410

	June 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$3,140	$3,140	$—	$—	$3,140
United States government agencies	10,004	10,001	3	(2)	10,002
United States Treasury	48,971	48,944	27	—	48,971
Corporate securities	53,659	53,772	13	(126)	53,659

Total short-term investments	115,774	115,857	43	(128)	115,772

Long-term investments:
Corporate securities	3,180	3,180	—	—	3,180

Total long-term investments	3,180	3,180	—	—	3,180

Total investments	$118,954	$119,037	$43	$(128)	$118,952

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30, 2009 and June 30, 2009 are presented in the following tables (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,960	$—	$—	$6,960
United States government agencies	5,000	6	—	5,006
United States Treasury	53,944	18	(5)	53,957
Corporate securities	51,263	52	(8)	51,307

Total available-for-sale investments	117,167	76	(13)	117,230

Held-to-maturity investments:
Corporate securities	3,160	20	—	3,180
United States government agencies	5,000	—	—	5,000

Total held-to-maturity investments	8,160	20	—	8,180

Total investments	$125,327	$96	$(13)	$125,410

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$3,140	$—	$—	$3,140
United States government agencies	5,000	3	—	5,003
United States Treasury	48,944	27	—	48,971
Corporate securities	53,772	13	(126)	53,659

Total available-for-sale investments	110,856	43	(126)	110,773

Held-to-maturity investments:
Corporate securities	3,180	—	—	3,180
United States government agencies	5,001	—	(2)	4,999

Total held-to-maturity investments	8,181	—	(2)	8,179

Total investments	$119,037	$43	$(128)	$118,952

     There were no gross realized gains (losses) on sales of available-for-sale or held-to-maturity securities for the three months ended September 30, 2009 or 2008. The unrealized losses on available-for-sale securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its available-for-sale securities at September 30, 2009 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale securities with unrealized losses as of September 30, 2009 (in thousands):

	September 30, 2009
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
United States Treasury	$9,975	$(5)
Corporate securities	16,107	(8)

Total available-for-sale investments in loss position	$26,082	$(13)

     The amortized cost and estimated fair value of debt securities at September 30, 2009 and June 30, 2009 by contractual maturities are shown below (in thousands):

	September 30, 2009		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$117,167	$117,230	$110,856	$110,773

Total available-for-sale investments	117,167	117,230	110,856	110,773

Held-to-maturity investments:
Due in one year or less	8,160	8,180	5,001	4,999
Due in one year to five years	—	—	3,180	3,180

Total held-to-maturity investments	8,160	8,180	8,181	8,179

Total investments	$125,327	$125,410	$119,037	$118,952

7. Fair Value Accounting. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 inputs are unobservable inputs for the asset or liability.
     The Company’s Level 1 financial assets generally include money market funds. The Company’s Level 2 financial assets generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds.
     The Company adopted the authoritative guidance on fair value measurement for financial assets and financial liabilities effective June 30, 2008 and for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective June 29, 2009.
     Items Measured at Fair Value on a Recurring Basis
     The Company did not have any financial liabilities that are measured at fair value at September 30, 2009. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at September 30, 2009 consistent with the fair value hierarchy (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$29,818	$—	$—	$29,818
Certificates of deposit	—	6,960	—	6,960
United States government agencies	—	5,006	—	5,006
United States Treasury	—	63,957	—	63,957
Corporate securities	—	51,307	—	51,307

Total financial assets	$29,818	$127,230	$—	$157,048

Financial liabilities	$—	$—	$—	$—

     As of September 30, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three months ended September 30, 2009 or 2008.
8. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	September 30,	June 30,
	2009	2009
Inventories:
Raw materials	$6,727	$7,809
Work-in-process	1,180	2,222

Total	$7,907	$10,031

9. Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of September 30, 2009 and June 30, 2009 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$4,445	$4,228
Trade name	6	1,595	541	1,054
Customer relationships	3-4	5,481	2,861	2,620
Backlog	1	97	97	—

Total		$15,846	$7,944	$7,902

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$3,903	$4,770
Trade name	6	1,595	474	1,121
Customer relationships	3-4	5,481	2,524	2,957
Backlog	1	97	97	—

Total		$15,846	$6,998	$8,848

     The following table presents details of the amortization expense of intangible and other assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Reported as:
Cost of revenues	$542	$542
Operating expenses	404	412

Total	$946	$954

     The future amortization of intangible assets is as follows (in thousands):

Amount
Fiscal years ending June 30,
2010	$2,836
2011	3,677
2012	1,066
2013	260
2014	63
After 2014	—

$7,902

10. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2009	2009
Accrued liabilities:
Payroll and related expenses	$3,383	$3,120
Employee withholdings and related expenses	958	586
Accrued sales commission	671	535
Accrued warranty	371	371
Accrued professional fees	860	1,561
Accrued sales return	598	595
Advance deposits from customers	248	123
Other	3,661	3,153

	$10,750	$10,044

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

     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 10, is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Balance at the beginning of the period	$371	$286

Accruals for warranties issued during the period	59	85

Accruals related to pre-existing warranties including expirations and changes in estimates	14	25

Cost of warranty repair	(73)	(50)

Balance at the end of the period	$371	$346

12. Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three months ended September 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$1,015	$1,116
Restricted stock awards and restricted stock units	398	223
Employee stock purchase plan	233	228

Total stock-based compensation	1,646	1,567
Tax effect on stock-based compensation	—	—

Net effect on net income (loss)	$1,646	$1,567

Effect on net income (loss) per share:
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.08)

     Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended September 30, 2009 and 2008, the Company granted 26,000 and 277,980 stock options, respectively, with an estimated total grant-date fair value of $169,000 and $1.7 million, respectively. In addition, the Company granted 479,733 and 16,000 restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), with a total grant-date fair value of $6.7 million and $223,000 during the three months ended September 30, 2009 and 2008, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended September 30, 2009 and 2008 not expected to vest was $1.2 million and $266,000, respectively.
     As of September 30, 2009, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $6.5 million which will be recognized over an estimated weighted average amortization period of 2.1 years. The unrecorded deferred stock compensation balance related to RSUs was $5.1 million which will be recognized over an estimated weighted average amortization period of 3.9 years. Approximately $8,000 of stock compensation was capitalized as inventory at September 30, 2009 and June 30, 2009.

     Valuation Assumptions
     The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.49%	2.97%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	54%	49%
     No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2009 or 2008.
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $6.49 and $6.09 for the three months ended September 30, 2009 and 2008, respectively.
     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include incentive stock options to employees, including officers and employee directors, and nonstatutory stock options, RSAs, RSUs, stock bonuses and stock purchase rights to employees, directors and consultants. Options granted under the 2000 Plan must be granted with exercise prices not less than 100% and 85% for incentive and nonqualified stock options, respectively, of the fair value of the Company’s common stock on the date of grant. Options granted to stockholders who own greater than 10% of the Company’s outstanding stock must be issued with exercise prices not less than 110% of the fair value of the Company’s common stock on the date of grant. Options under the 2000 Plan generally become exercisable at a rate of 25% during the first year of the vesting period and then at a rate of 1/48 per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant (five years if the option is granted to a 10% stockholder) or generally 90 days after termination as an employee of the Company. As of September 30, 2009, there were stock options outstanding to purchase 3,624,262 shares of common stock and RSUs outstanding representing 463,733 shares of common stock under the 2000 Plan, with 1,411,716 shares remaining available for grant under the 2000 plan.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted	Restricted	Weighted
		Number of	Average	Stock	Average
	Awards Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2009	1,876,918	3,795,130	$14.0630	—	$—

Granted	(505,733)	26,000	13.9000	479,733	13.9000
Exercised or vested	—	(140,641)	7.8841	(16,000)	13.9000
Cancelled or forfeited	56,227	(56,227)	33.0703	—	—
Expired (1)	(15,696)	—	—	—	—

Balance, September 30, 2009	1,411,716	3,624,262	$14.0067	463,733	$13.9000

(1)	In connection with the acquisition of OCP, Oplink assumed outstanding stock options issued pursuant to OCP’s stock option plans and converted them into options to purchase shares of Oplink’s common stock pursuant to conversion terms stated in the merger agreement. Stock options that were granted and subsequently cancelled are not available for future grant.
     The options outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at September 30, 2009				at September 30, 2009
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)
$1.0000 - $5.00	414,904	3.1	$4.62	$3,979	414,904	3.1	$4.62	$3,979
$5.0001 - $8.00	393,408	3.9	5.78	3,317	343,558	3.2	5.51	2,988
$8.0001 - $10.00	47,199	2.3	8.70	260	47,199	2.3	8.70	260
$10.0001 - $11.00	485,711	8.1	10.09	2,001	201,819	7.4	10.09	831
$11.0001 - $13.00	270,428	7.6	12.18	550	138,312	6.6	12.40	250
$13.0001 - $15.00	691,755	7.5	13.68	401	367,372	6.6	13.65	234
$15.0001 - $18.00	267,191	6.7	17.45	—	191,658	6.4	17.43	—
$18.0001 - $20.00	193,370	4.3	18.87	—	167,810	4.0	18.81	—
$20.0001 - $25.00	753,170	6.7	20.24	—	611,824	6.7	20.24	—
$25.0001 - $35.00	70,059	0.9	31.40	—	69,977	0.9	31.40	—
$42.0000 - $158.00	37,067	1.0	74.21	—	37,067	1.0	74.21	—

	3,624,262	6.0	$14.10	$10,508	2,591,500	5.2	$14.21	$8,542

Vested and expected to vest	3,547,094	6.0	$14.04	$10,335

     As of September 30, 2009 and June 30, 2009, options to purchase 2,591,500 and 2,579,605 shares at weighted average exercise prices of $14.21 and $14.21 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.21 as of September 25, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2009 was 1,418,608. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $795,000 and $136,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended September 30, 2009 and 2008 was approximately $1.1 million and $353,000, respectively.
     The aggregate intrinsic value and weighted average remaining contractual term of RSUs vested and expected to vest as of September 30, 2009 was $6.6 million and 3.9 years, respectively. The number of RSUs that are vested and expected to vest is 384,122 shares.
     The Company settles employee stock option exercises and RSUs with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2009 or 2008. A maximum of 2,857,142 shares may be issued during the term of the Company’s employee stock purchase plan.
13. Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance, which was later codified under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model. In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was June 29, 2009. The adoption of this fair value measurement was applied to nonfinancial assets and nonfinancial liabilities. The adoption of fair value measurements did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. This guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations”, and other U.S. generally accepted accounting principles. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was June 29, 2009. The Company has determined that there is no material impact from adopting this guidance on its consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was June 29, 2009. The impact from the adopting the provisions on the Company’s consolidated financial position, results of operations or cash flows will be dependent on future business combinations, if any.
     In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was June 29, 2009. This guidance requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. The Company has determined that there is no material impact from adopting this guidance on its consolidated financial position, results of operations or cash flows.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. This update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not believe that the implementation will have a material impact on its consolidated financial position, results of operations or cash flows.
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
14. Commitments and Contingencies.
     Contractual Obligations
     Contractual obligations as of September 30, 2009 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Purchase obligations	$8,050	$8,050	$—	$—
Operating leases	526	331	187	8
Capital expenditure	446	220	205	21

Total	$9,022	$8,601	$392	$29

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
     During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, which is memorialized in a Stipulation and Agreement of Settlement, dated as of April 1, 2009. The settlement provides for a $586 million recovery in total. This total amount is being divided over the 309 cases. Oplink’s share of the settlement is $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved by the court. The amount is included in accrued liabilities on the consolidated balance sheet as of June 30, 2009. The settlement was submitted to the district court for review and approval on April 2, 2009, and was preliminarily approved by the court on June 9, 2009. Members of the plaintiff class had the opportunity to “opt out” of the settlement or object to the settlement terms prior to the settlement hearing. The settlement hearing was held on September 10, 2009. On October 9, 2009, the court issued a final order approving the settlement. The parties (including members of the plaintiff class that objected to the settlement) have sixty (60) days from the date of the order to file an appeal of the settlement approval.
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
     The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In July 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss was completed in October 2008. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Ms. Simmonds filed her opening brief on the appeal on August 26, 2009. The issuer and underwriter defendants’ opposition briefs were filed on October 2, 2009. Ms. Simmonds’ reply brief was filed on November 2, 2009. The issuer and underwriter defendants’ reply is due on November 17, 2009.
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
15. Segment Reporting. The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.
     The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months
	Ended September 30,
	2009	2008
Revenues:
United States	$13,417	$14,247
Canada	810	2,851
Europe	4,975	6,899
China	7,846	9,248
Japan	3,661	4,551
Asia-Pacific (excluding China and Japan)	2,856	5,156

Totals	$33,565	$42,952

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	September 30,	June 30,
	2009	2009
United States	$6,032	$7,492
China	23,102	22,811
Asia-Pacific (excluding China)	11	15

Totals	$29,145	$30,318

     Top five customers, although not the same five customers for each period, together accounted for 58% and 62% of revenues for the three months ended September 30, 2009 and 2008, respectively.
16. Income Taxes. The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.
     The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     As of June 30, 2009, the Company’s total unrecognized tax benefits were $4,854,000, of which $2,564,000, if recognized, would affect the Company’s effective tax rate. There is no significant change for the three months ended September 30, 2009. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $354,000 at September 30, 2009.
     Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2008 remain open in several jurisdictions.
17. Subsequent Events. The Company held its annual meeting of stockholders on November 4, 2009. At the meeting, the stockholders approved a new 2009 Equity Incentive Plan (the “2009 Plan”), which became effective upon such approval. The Company’s 2000 Equity Incentive Plan (the “2000 Plan”) was terminated upon the approval and adoption of the new 2009 Plan. No further equity awards will be granted under the 2000 Plan; however, the 2000 Plan will continue to govern awards previously granted under that plan.
     A total of 2,500,000 shares may be granted under the 2009 Plan, plus shares subject to awards that were outstanding under the 2000 Plan as of the end of the Company’s last fiscal year that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company. There were 3,795,130 shares subject to outstanding awards under the 2000 Plan at June 30, 2009, the end of the Company’s last fiscal year, all of which will be eligible to be added to the 2009 Plan share reserve if such awards expire, terminate, or are forfeited to or repurchased by the Company. Shares subject to awards under the 2009 Plan of restricted stock, restricted stock units, performance shares and performance units (collectively, “Full Value Awards”) will count against the 2009 Plan’s share reserve as 1.3 shares for each share subject to such award. If shares acquired pursuant to Full Value Awards are forfeited or repurchased by the Company and would otherwise return to the share reserve as described above, then 1.3 times the number of shares forfeited or repurchased will return to the share reserve.
     Also approved at the annual meeting was an amendment and restatement of the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The primary effect of the amendment and restatement was to extend the term of the ESPP. Prior to the restatement, the ESPP was scheduled to expire in October 2010. After the restatement, the ESPP will continue in effect until the share reserve is depleted or the plan is terminated by the Board. The maximum number of shares issuable during the life of the ESPP was not changed by the restatement, and remains at 2,857,142. However, the “evergreen” provision which provided for an automatic annual increase in the maximum number of shares issuable under the ESPP was eliminated in the restated ESPP. As of the date of this report, a total of 978,957 shares have been previously issued under the ESPP during the life of the plan, which means that a total of 1,878,185 shares remain available for issuance under the ESPP.

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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission on September 11, 2009.
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
Use of Estimates and Critical Accounting Policies
     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
•	revenue recognition and product returns;

•	depreciation and amortization;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	impairment of investments;

•	long-lived asset valuation;

•	impairment of goodwill and other intangible assets;

•	fair value accounting;

•	business combination;

•	income taxes;

•	stock compensation; and

•	loss contingencies.
This is not a comprehensive list of all of our accounting policies.
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these three months ended September 30, 2009 compared to those disclosed in our Annual Report on Form 10K for the fiscal year ended June 30, 2009 as filed with the SEC on September 11, 2009. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Results of Operations
     Revenues

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Revenue	$33,565	$42,952	$(9,387)	-21.9%

     The decrease in revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was mainly due to decreased unit shipments in all our major product categories, in particular our line transmission application product, conditioning and monitoring product, and ROADM optical switching and routing product. The decrease in shipments was largely due to a general decrease in spending activities in the telecommunications industry. A decline in average selling prices, which is a characteristic of the industry, also contributed to the decrease in revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
     For the second quarter of fiscal 2010, we expect our revenues to be in the range of $31 million to $35 million.
     Gross Profit

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Gross profit	$9,832	$6,189	$3,643	58.9%
Gross profit margin	29.3%	14.4%
     Gross profit increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily reflecting a lower provision for excess and obsolete inventory, lower material costs, higher utilization of previously reserved inventory, and lower manufacturing overhead expenses and labor costs as a result of further integration of Optical Communication Products, Inc. (“OCP”) into Oplink. During the three months ended September 30, 2008, we recorded a provision for excess and obsolete inventory of $4.1 million which was primarily related to line transmission application product. Our gross profit for the three months ended September 30, 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $1.5 million, compared to the sale of inventory that had been previously fully reserved of $497,000 in the three months ended September 30, 2008.
     Our gross profit margin increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 mainly due to a lower provision for excess and obsolete inventory, higher utilization of previously reserved inventory, and lower material costs as a percentage of revenues.
     We expect our gross profit margin in the second quarter of fiscal 2010 to increase slightly compared to the first quarter of fiscal 2010.
     Research and Development

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Research and development	$2,494	$3,505	$(1,011)	-28.8%
     Research and development expenses decreased $1.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was primarily due to cost savings as a result of research and development programs being transitioned from higher cost facilities in the United States to our lower cost facilities in China, continued integration of OCP into Oplink, and other cost reduction initiatives.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expenses, excluding stock compensation expense, to increase slightly in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.
     Sales and Marketing

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Sales and marketing	$2,414	$2,572	$(158)	-6.1%
     Sales and marketing expenses for the three months ended September 30, 2009 decreased slightly compared to the three months ended September 30, 2008. The slight decrease primarily reflected the cost savings associated with the continued integration of OCP into Oplink and other cost reduction initiatives. We expect our sales and marketing expenses, excluding stock compensation expense, to remain largely unchanged in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.
     General and Administrative

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
General and administrative	$2,671	$3,577	$(906)	-25.3%
     General and administrative expenses decreased $0.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease was mainly driven by the cost savings as a result of the further integration of OCP into Oplink and other cost reduction initiatives and lower professional fees.
     We expect our general and administrative expense, excluding stock compensation expense, to remain largely unchanged in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.
     Stock Compensation Expense

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Stock compensation expense	$1,646	$1,567	$79	5.0%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units (“RSAs” and “RSUs”) and purchases under the employee stock purchase plan (see Note 12 — Stock Compensation). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

     Stock compensation expenses increased slightly for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Stock compensation expense in fiscal 2010 includes the continued amortization of previously-granted stock options and the amortization of RSUs which were granted in the three months ended September 30, 2009. We expect our stock compensation expense in the second quarter of fiscal 2010 to remain at the similar level as the first quarter of fiscal 2010.
     Amortization of Intangible and Other Assets
     Amortization of intangible and other assets was approximately $946,000 and $954,000 for the three months ended September 30, 2009 and 2008, respectively, representing charges incurred as a result of our acquisitions.
     Interest and Other Income, Net

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
	(In thousands, except percentages)
Interest and other income, net	$274	$1,040	$(766)	-73.7%
     The decrease in interest and other income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the declining average rate of return, partially offset by the increased overall cash and cash equivalents, short-term and long-term investments balances. The average rate of return for the three months ended September 30, 2009 was 0.5% compared to the average rate of return of 2.5% for the three months ended September 30, 2008.
     Provision for Income Taxes
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
     We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We have recorded a tax provision of $438,000 and $456,000 for the three months ended September 30, 2009 and 2008, respectively.
     The effective tax rate for the first quarter of fiscal 2010 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $48.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2009. As of September 30, 2009, we had cash, cash equivalents and short-term investments of $178.7 million and working capital of $198.8 million.
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
     Three Months Ended September 30, 2009
     Our operating activities provided cash of $9.1 million in the first quarter of fiscal 2010 as a result of a net income of $1.8 million for the period adjusted by non-cash charges of $2.6 million in depreciation and amortization charges, $1.6 million in stock-based compensation expenses, and an increase in cash of $3.2 million as a result of a net change in assets and liabilities.
     For the three months ended September 30, 2009, the increase in net assets and liabilities was primarily the result of a decrease in inventory and accounts receivables of $2.1 million and $1.8 million, respectively, partially offset by a decrease in accounts payable of $672,000.
     Accounts receivable provided $1.8 million of cash driven primarily by improvement in collection, partially offset by increased shipments during the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Days sales outstanding (“DSO”) was 74 days for the first quarter of fiscal 2010 compare to 82 days for the fourth quarter of fiscal 2009. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventories generated $2.1 million of cash in the first quarter of fiscal 2010 due primarily to a higher usage of inventory driven by increased revenues. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales. However, we do not expect similar declines in inventory levels in the second quarter of fiscal 2010.
     Accounts payable used cash of $672,000 in the first quarter of fiscal 2010 primarily as a result of the timing of payments to our vendors.
     Our investing activities used cash of $6.7 million in the first quarter of fiscal 2010 due to purchases of investments of $44.0 million and equipment purchases of $541,000, partially offset by sales and maturities of investments of $37.7 million. We anticipate that cash outlays in capital expenditures will be approximately $1.0 million for the second quarter of fiscal 2010.
     Our financing activities provided cash of $1.1 million in the first quarter of fiscal 2010 due to proceeds from issuance of common stock in connection with the exercise of stock options.

     Three Months Ended September 30, 2008
     Our operating activities provided cash of $4.4 million in the first quarter of fiscal 2009 as a result of a net loss of $3.4 million for the period adjusted by $2.8 million in non-cash charges of depreciation and amortization charges, $1.6 million in non-cash stock-based compensation expenses and $4.1 million in provision for excess and obsolete inventory, partially offset by other non-cash items of $220,000 and a decrease in cash of $348,000 as a result of a net change in assets and liabilities.
     For the three months ended September 30, 2008, cash used as a result of the net change in assets and liabilities was primarily the result of changes in accounts receivable, inventories, prepaid expenses, accrued liabilities and accounts payable.
     Accounts receivable provided $1.4 million of cash primarily driven by improvement in collection. DSO was 70 days for the first quarter of fiscal 2009 compare to 84 days for the fourth quarter of fiscal 2008.
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
     Our investing activities provided cash of $23.0 million in the first quarter of fiscal 2009. The net cash provided by investing activities in the first quarter of fiscal 2009 was primarily due to sales or maturities of investments of $28.0 million, partially offset by purchases of investments of $5.0 million.
     Our financing activities provided cash of $353,000 in the first quarter of fiscal 2009 due to proceeds from issuance of common stock in connection with the exercise of stock options.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities.
Contractual Obligations
     Our contractual obligations as of September 30, 2009 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years
Purchase obligations	$8,050	$8,050	$—	$—
Operating leases	526	331	187	8
Capital expenditure	446	220	205	21

Total	$9,022	$8,601	$392	$29

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance, which was later codified under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model. In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, which, for Oplink, was June 29, 2009. The adoption of this fair value measurement was applied to nonfinancial assets and nonfinancial liabilities. The adoption of fair value measurements did not have a significant impact on our consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. This guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations”, and other U.S. generally accepted accounting principles. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for Oplink, was June 29, 2009. We have determined that there is no material impact from adopting this guidance on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, which, for Oplink, was June 29, 2009. The impact from the adopting the provisions on our consolidated financial position, results of operations or cash flows will be dependent on future business combinations, if any.
     In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for Oplink, was June 29, 2009. This guidance requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. We have determined that there is no material impact from adopting this guidance on our consolidated financial position, results of operations or cash flows.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. This update is effective for the first reporting period (including interim periods) beginning after issuance. We do not believe that the implementation will have a material impact on our consolidated financial position, results of operations or cash flows.
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
     As of September 30, 2009, all of our short-term investments were in certificates of deposit, high quality corporate bonds and government and government agency debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of September 30, 2009, the gross unrealized losses on our investments classified as available-for-sale were immaterial which are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on the available-for-sale securities at September 30, 2009 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2009	2009	2009	2009
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$28,363	0.2%	$24,813	0.3%
Cash equivalents — fixed rate	11,633	0.3%	4,999	0.2%
Short-term investments — variable rate	14,774	0.8%	14,362	1.2%
Short-term investments — fixed rate	110,616	0.7%	101,412	1.4%
Long-term investments — fixed rate	—	—	3,180	1.5%

Total	$165,386		$148,766

     Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2009 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.
     Renminbi appreciated by 10% against the U.S. dollar as of June 30, 2008 compared to June 30, 2007 and further appreciated slightly as of September 30, 2009. It is uncertain what further adjustments will follow. The

Renminbi-U.S. dollar exchange rate could continue to float, and the Renminbi could continue to appreciate relative to the U.S. dollar.
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
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     The material set forth in under the caption “Litigation” in Note 14 of the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A—RISK FACTORS
     Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
We expect volatility in our stock price, which could cause you to lose all or part of your investment.
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008. The closing sale price of our common stock on November 2, 2009 was $14.92. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     Our quarterly revenue has decreased from $43.0 million for the quarter ended September 30, 2008 to $33.6 million for the quarter ended September 30, 2009. There is a risk of a further decrease in revenue. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases.
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
     Our top five customers, although not the same five customers for each period, together accounted for 58% and 62% of our revenues for the three months ended September 30, 2009 and 2008, respectively.
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

If our current inventory levels prove to be too low for us to be able to respond quickly to an increase in demand for our products, we may lose sales opportunities.
     In recent months, we have been closely managing our inventory levels in an effort to maximize the efficiency of our operations and to match inventory levels to anticipated demand. As of September 30, 2009, our inventory balance was $7.9 million, a 67% reduction from our inventory balance of $24.1 million one year prior, at September 30, 2008. Due to our lower inventory levels, we may not be able to react quickly to a sharp increase in demand for our products, which could result in lost sales opportunities with current or potential customers
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Bylaws of the Registrant.

3.3	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

10.1	*	2009 Equity Incentive Plan

10.2	*	Amended and Restated 2000 Employee Stock Purchase Plan

10.3		Consulting Agreement dated November 4, 2009 between the Registrant and Leonard J. LeBlanc

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**
Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	**	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, as filed on October 3, 2000.

(2)	Previously filed as an Exhibit to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
(Registrant)

DATE: November 6, 2009	By:	/s/ Shirley Yin

Shirley Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)