Form 10-Q
period 2010-01-03
OPLINK COMMUNICATIONS INC
filed 2010-02-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
The number of shares of the registrant’s common stock outstanding as of January 29, 2010 was 20,895,883.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

NOTE: The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 28, 2009 and its most recently completed fiscal quarter ended on Sunday, January 3, 2010, but throughout this report those periods will be referred to as having ended on June 30, 2009 and December 31, 2009, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2009 (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,815	$49,702
Short-term investments	120,992	115,774
Accounts receivable, net	25,374	29,023
Inventories	10,308	10,031
Prepaid expenses and other current assets	3,982	2,648

Total current assets	218,471	207,178

Long-term investments	10,000	3,180
Property, plant and equipment, net	28,060	30,318
Intangible assets, net	6,957	8,848
Other assets	418	423

Total assets	$263,906	$249,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,623	$7,580
Accrued liabilities	10,453	10,044
Income taxes payable	115	644
Accrued transitional costs for contract manufacturing	160	160

Total current liabilities	20,351	18,428

Income taxes payable, non-current	3,270	2,816
Other non-current liabilities	633	676

Total liabilities	24,254	21,920

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,892,139 and 20,497,592 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	21	20
Additional paid-in capital	459,743	453,083
Accumulated other comprehensive income	8,264	8,246
Accumulated deficit	(228,376)	(233,322)

Total stockholders’ equity	239,652	228,027

Total liabilities and stockholders’ equity	$263,906	$249,947

(1)	The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues	$32,743	$37,611	$66,308	$80,563

Cost of revenues:
Cost of revenues	21,643	28,939	45,277	65,584
Stock compensation expense	88	126	187	244

Total cost of revenues	21,731	29,065	45,464	65,828

Gross profit	11,012	8,546	20,844	14,735

Operating expenses:
Research and development:
Research and development	2,268	2,785	4,493	6,067
Stock compensation expense	245	252	514	475

Total research and development	2,513	3,037	5,007	6,542

Sales and marketing:
Sales and marketing	1,923	1,945	4,009	4,202
Stock compensation expense	361	267	689	582

Total sales and marketing	2,284	2,212	4,698	4,784

General and administrative:
General and administrative	1,810	2,702	3,531	5,368
Stock compensation expense	914	723	1,864	1,634

Total general and administrative	2,724	3,425	5,395	7,002

Impairment charges and other costs	—	10,829	—	10,829
Amortization of intangible assets	403	412	807	824

Total operating expenses	7,924	19,915	15,907	29,981

Income (loss) from operations	3,088	(11,369)	4,937	(15,246)

Interest and other income, net	193	1,300	467	2,340
Gain (loss) on sale or disposal of assets	214	(492)	338	(611)

Income (loss) before income taxes (provision) benefit	3,495	(10,561)	5,742	(13,517)

Income taxes (provision) benefit	(358)	15	(796)	(441)

Net income (loss)	$3,137	$(10,546)	$4,946	$(13,958)

Net income (loss) per share:
Basic	$0.15	$(0.51)	$0.24	$(0.67)

Diluted	$0.14	$(0.51)	$0.23	$(0.67)

Shares used in per share calculation:
Basic	20,797	20,686	20,686	20,721

Diluted	21,694	20,686	21,452	20,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,946	$(13,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	3,341	3,817
Amortization of intangible assets	1,891	1,908
Impairment charges and other costs	—	10,829
Stock compensation expense	3,254	2,935
Provision for doubtful accounts	—	323
Inventory charges	—	4,065
Amortization of premium (discount) on investments	131	(229)
(Gain) loss on sale or disposal of assets	(338)	611
Other	(18)	(563)
Change in assets and liabilities:
Accounts receivable	3,654	6,040
Inventories	(286)	2,708
Prepaid expenses and other current assets	(1,333)	(1,715)
Other assets	14	(7)
Accounts payable	2,037	(7,334)
Accrued liabilities and other liabilities	317	(1,691)

Net cash provided by operating activities	17,610	7,739

Cash flows from investing activities:
Purchases of available-for-sale investments	(106,834)	(39,828)
Sales and maturities of available-for-sale investments	99,762	47,602
Purchases of held-to-maturity investments	(10,000)	—
Maturities of held-to-maturity investments	5,000	—
Proceeds from sales of property and equipment	278	475
Purchases of property and equipment	(1,129)	(1,834)

Net cash (used in) provided by investing activities	(12,923)	6,415

Cash flows from financing activities:
Proceeds from issuance of common stock	3,406	846
Repurchase of common stock	—	(2,293)

Net cash provided by (used in) financing activities	3,406	(1,447)

Effect of exchange rate changes on cash and cash equivalents	20	(410)

Net increase in cash and cash equivalents	8,113	12,297

Cash and cash equivalents, beginning of period	49,702	72,001

Cash and cash equivalents, end of period	$57,815	$84,298

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$895,000	$497,000

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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2009, the results of its operations for the three and six month periods ended December 31, 2009 and 2008 and its cash flows for the six month periods ended December 31, 2009 and 2008. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. January 3, 2010 represents the Sunday closest to the period ended December 31, 2009. The quarter ended December 31, 2009 is a 14-week fiscal period. The quarter ending March 31, 2010 will consist of 12 weeks. Fiscal 2010 and fiscal 2009 are 52-week fiscal years.
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
     The Company has reviewed and evaluated events subsequent to the end of the second quarter of fiscal 2010, December 31, 2009 through February 11, 2010, the date that the consolidated financial statements were issued. Refer to Note 17 for disclosure on subsequent events.
3. Risks and Uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, a further and sustained downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible further reductions in customer orders, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company’s manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described from time to time in the Company’s periodic reports filed with the SEC.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$3,137	$(10,546)	$4,946	$(13,958)

Denominator:
Weighted average shares outstanding — basic	20,797	20,686	20,686	20,721
Effect of dilutive potential common shares	897	—	766	—

Weighted average shares outstanding — diluted	21,694	20,686	21,452	20,721

Net income (loss) per share — basic	$0.15	$(0.51)	$0.24	$(0.67)

Net income (loss) per share — diluted	$0.14	$(0.51)	$0.23	$(0.67)

Antidilutive stock options and restricted stock units not included in income per share calculation	1,637	4,120	2,042	4,120

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

	December 31,	June 30,
	2009	2009
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,264	$8,329
Unrealized loss on investments, net	—	(83)

	$8,264	$8,246

     The reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$3,137	$(10,546)	$4,946	$(13,958)
Change in cumulative translation adjustment	(27)	(225)	(65)	276
Change in unrealized (loss) gain on investments, net	(63)	(12)	83	3

Total comprehensive income (loss)	$3,047	$(10,783)	$4,964	$(13,679)

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

     Short-term and long-term investments at December 31, 2009 and June 30, 2009 consist of the following (in thousands):

	December 31, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$5,566	$5,566	$—	$—	$5,566
United States government agencies	5,002	5,000	2	—	5,002
United States Treasury	44,911	44,919	6	(14)	44,911
Corporate securities	65,513	65,507	38	(10)	65,535

Total short-term investments	120,992	120,992	46	(24)	121,014

Long-term investments:
United States government agencies	10,000	10,000	—	(54)	9,946

Total long-term investments	10,000	10,000	—	(54)	9,946

Total investments	$130,992	$130,992	$46	$(78)	$130,960

	June 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$3,140	$3,140	$—	$—	$3,140
United States government agencies	10,004	10,001	3	(2)	10,002
United States Treasury	48,971	48,944	27	—	48,971
Corporate securities	53,659	53,772	13	(126)	53,659

Total short-term investments	115,774	115,857	43	(128)	115,772

Long-term investments:
Corporate securities	3,180	3,180	—	—	3,180

Total long-term investments	3,180	3,180	—	—	3,180

Total investments	$118,954	$119,037	$43	$(128)	$118,952

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31, 2009 and June 30, 2009 are presented in the following tables (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$5,566	$—	$—	$5,566
United States government agencies	5,000	2	—	5,002
United States Treasury	44,919	6	(14)	44,911
Corporate securities	62,368	16	(10)	62,374

Total available-for-sale investments	117,853	24	(24)	117,853

Held-to-maturity investments:
Corporate securities	3,139	22	—	3,161
United States government agencies	10,000	—	(54)	9,946

Total held-to-maturity investments	13,139	22	(54)	13,107

Total investments	$130,992	$46	$(78)	$130,960

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$3,140	$—	$—	$3,140
United States government agencies	5,000	3	—	5,003
United States Treasury	48,944	27	—	48,971
Corporate securities	53,772	13	(126)	53,659

Total available-for-sale investments	110,856	43	(126)	110,773

Held-to-maturity investments:
Corporate securities	3,180	—	—	3,180
United States government agencies	5,001	—	(2)	4,999

Total held-to-maturity investments	8,181	—	(2)	8,179

Total investments	$119,037	$43	$(128)	$118,952

     There were no realized gains (losses) on sales of available-for-sale securities for the three and six month periods ended December 31, 2009 or 2008. The unrealized losses on available-for-sale and held-to-maturity securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its securities at December 31, 2009 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2009 (in thousands):

	December 31, 2009
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
United States Treasury	$24,922	$(14)
Corporate securities	14,003	(10)

Total available-for-sale investments in loss position	38,925	(24)

Held-to-maturity investments:
United States government agencies	9,946	(54)

Total held-to-maturity investments in loss position	9,946	(54)

Total investments in loss position	$48,871	$(78)

     The amortized cost and estimated fair value of debt securities at December 31, 2009 and June 30, 2009 by contractual maturities are shown below (in thousands):

	December 31, 2009		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$117,853	$117,853	$110,856	$110,773

Total available-for-sale investments	117,853	117,853	110,856	110,773

Held-to-maturity investments:
Due in one year or less	3,139	3,161	5,001	4,999
Due in one year to five years	10,000	9,946	3,180	3,180

Total held-to-maturity investments	13,139	13,107	8,181	8,179

Total investments	$130,992	$130,960	$119,037	$118,952

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
     The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There are no changes in valuation techniques or related inputs during the three months ended December 31, 2009.
     The Company adopted the authoritative guidance on fair value measurement for financial assets and financial liabilities effective June 30, 2008 and for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective June 29, 2009.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at December 31, 2009 and June 30, 2009, consistent with the fair value hierarchy (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$6,457	$—	$—	$6,457
Certificates of deposit	—	5,566	—	5,566
United States government agencies	—	5,002	—	5,002
United States Treasury	—	49,911	—	49,911
Corporate securities	—	83,399	—	83,399

Total financial assets	$6,457	$143,878	$—	$150,335

Financial liabilities	$—	$—	$—	$—

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$24,813	$—	$—	$24,813
Certificates of deposit	—	3,140	—	3,140
United States government agencies	—	5,003	—	5,003
United States Treasury	—	48,971	—	48,971
Corporate securities	—	58,658	—	58,658

Total financial assets	$24,813	$115,772	$—	$140,585

Financial liabilities	$—	$—	$—	$—

     As of December 31, 2009, the Company did not have financial liabilities that are measured at fair value or any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three and six months ended December 31, 2009.
8. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	December 31,	June 30,
	2009	2009
Inventories:
Raw materials	$8,595	$7,809
Work-in-process	1,713	2,222

Total	$10,308	$10,031

9. Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of December 31, 2009 and June 30, 2009 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$4,987	$3,686
Trade name	6	1,595	607	988
Customer relationships	3-4	5,481	3,198	2,283
Backlog	1	97	97	—

Total		$15,846	$8,889	$6,957

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$3,903	$4,770
Trade name	6	1,595	474	1,121
Customer relationships	3-4	5,481	2,524	2,957
Backlog	1	97	97	—

Total		$15,846	$6,998	$8,848

     The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Reported as:	2009	2008	2009	2008
Cost of revenues	$542	$542	$1,084	$1,084
Operating expenses	403	412	807	824

Total	$945	$954	$1,891	$1,908

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2010	$1,891
2011	3,677
2012	1,066
2013	260
2014	63
After 2014	—

$6,957

10. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2009	2009
Accrued liabilities:
Payroll and related expenses	$3,828	$3,120
Employee withholdings and related expenses	721	586
Accrued sales commission	559	535
Accrued warranty	371	371
Accrued professional fees	832	1,561
Accrued sales return	439	595
Advance deposits from customers	162	123
Other	3,541	3,153

	$10,453	$10,044

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 10, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at the beginning of the period	$371	$346	$371	$286

Accruals for warranties issued during the period	29	71	88	156

Accruals related to pre-existing warranties including expirations and changes in estimates	64	(4)	78	109

Cost of warranty repair	(93)	(67)	(166)	(205)

Balance at the end of the period	$371	$346	$371	$346

12. Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three and six months ended December 31, 2009 and 2008 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$1,114	$1,182	$2,129	$2,298
Restricted stock awards and restricted stock units	419	—	817	223
Employee stock purchase plan	75	186	308	414

Total stock-based compensation	1,608	1,368	3,254	2,935
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$1,608	$1,368	$3,254	$2,935

Effect on net income (loss) per share:
Basic	$(0.08)	$(0.07)	$(0.16)	$(0.14)

Diluted	$(0.07)	$(0.07)	$(0.15)	$(0.14)

     Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended December 31, 2009 and 2008, the Company granted 61,500 and 49,060 stock options, respectively, with an estimated total grant-date fair value of $420,000 and $199,000, respectively. In addition, the Company issued 3,080 restricted stock awards (“RSAs”) with a total grant-date fair value of $48,000 for the three months ended December 31, 2009. The Company estimated that the stock compensation expense for the awards granted in the three months ended December 31, 2009 and 2008 not expected to vest was $59,000 and $32,000, respectively.
     During the six months ended December 31, 2009 and 2008, the Company granted 87,500 and 327,040 stock options, respectively, with an estimated total grant-date fair value of $589,000 and $1.9 million, respectively. In addition, the Company granted 483,000 and 16,000 RSAs and restricted stock units (“RSUs”), with a total grant-data fair value of $6.7 million and $223,000 during the six months ended December 31, 2009 and 2008, respectively. The Company estimated that the stock compensation expense for the awards granted in the six months ended December 31, 2009 and 2008 not expected to vest was $1.2 million and $298,000, respectively.
     As of December 31, 2009, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $5.6 million which will be recognized over an estimated weighted average amortization period of 2.1 years. The unrecorded deferred stock compensation balance related to RSUs was $4.8 million which will be recognized over an estimated weighted average amortization period of 3.6 years. Approximately $8,000 of stock compensation was capitalized as inventory at December 31, 2009 and June 30, 2009.
     Valuation Assumptions

     The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free interest rate	2.18%	2.31%	2.27%	2.87%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected dividends	0%	0%	0%	0%
Volatility	50%	65%	51%	51%
     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free interest rate	0.53%	1.26%	0.53%	1.26%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%	0%
Volatility	50%	65%	50%	65%
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $6.83 and $4.06 for the three months ended December 31, 2009 and 2008, respectively, and $6.73 and $5.52 for the six months ended December 31, 2009 and 2008, respectively.
     Equity Incentive Program
     Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company’s new 2009 Equity Incentive Plan (the “2009 Plan”). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.
     The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company’s stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to stock awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company (up to a maximum of 3,795,130 additional shares from expired, terminated, forfeited or repurchased awards granted under the 2000 Plan). Shares subject to “full value” awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan’s share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
		Number of	Average	Stock	Average
	Awards Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2009	1,876,918	3,795,130	$14.0630	—	$—

Additional shares authorized	2,500,000	—	—	—	—
Granted	(570,313)	87,500	15.1511	482,813	13.9000
Exercised or vested	—	(295,295)	9.7818	(19,080)	13.9000
Cancelled or forfeited	70,371	(70,371)	30.7377	—	—
Expired (1)	(1,374,461)	—	—	—	—

Balance, December 31, 2009	2,502,515	3,516,964	$14.1209	463,733	$13.9000

(1)	The Company’s 2000 Stock Option Plan terminated upon the adoption of the 2009 Plan and shares not grated at the time of termination have expired.
     The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at December 31, 2009				at December 31, 2009
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)
$1.0000- $5.00	406,904	2.8	$4.62	$4,790	406,904	2.8	$4.62	$4,790
$5.0001 - $8.00	389,948	3.6	5.76	4,144	350,462	3.0	5.55	3,798
$8.0001 - $10.00	30,416	1.9	8.76	232	30,416	1.9	8.76	232
$10.0001 - $11.00	443,569	7.9	10.09	2,793	194,197	7.2	10.10	1,222
$11.0001 - $13.00	245,090	7.4	12.16	1,037	124,237	6.5	12.39	497
$13.0001 - $15.00	627,036	7.4	13.70	1,689	349,118	6.7	13.68	945
$15.0001 - $18.00	323,008	7.1	17.12	44	198,703	6.2	17.44	—
$18.0001 - $20.00	192,072	4.0	18.87	—	173,731	3.8	18.83	—
$20.0001 - $25.00	753,170	6.4	20.24	—	673,448	6.4	20.24	—
$25.0001 - $35.00	69,894	0.6	31.41	—	69,812	0.6	31.41	—
$42.0001 - $158.00	35,857	0.7	73.44	—	35,857	0.7	73.44	—

	3,516,964	5.8	$14.12	$14,729	2,606,885	5.0	$14.41	$11,484

Vested and expected to vest	3,449,891	5.8	$14.15	$14,466

     As of December 31, 2009 and June 30, 2009, options to purchase 2,606,885 and 2,579,605 shares at weighted average exercise prices of $14.41 and $14.21 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.39 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2009 was 1,455,334. The total intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $824,000 and $28,500, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2009 and 2008 was $1.6 million and $164,500, respectively.
     The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended December 31, 2009 and 2008 was $1.8 million and $2,000, respectively, and for the six months ended December 31, 2009 and 2008 was $2.9 million and $355,000, respectively.
     The aggregate intrinsic value and weighted average remaining contractual term of RSUs vested and expected to vest as of December 31, 2009 was $6.4 million and 3.7 years, respectively. The number of RSUs that are vested and expected to vest is 391,426 shares.
     The Company settles employee stock option exercises with newly issued common shares.
     Employee Stock Purchase Plan
     The Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) was originally adopted by the Company in July 2000 and was amended and restated effective upon the approval of the Company’s stockholders in November 2009. The ESPP authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. A maximum of 2,857,142 shares may be issued under the ESPP.
     The compensation cost in connection with the ESPP for the three month periods ended December 31, 2009 and 2008 was $75,000 and $186,000, respectively, and $307,000 and $414,000 for the six month periods ended December 31, 2009 and 2008, respectively. 80,172 and 71,040 shares were purchased under the ESPP during the three month periods ended December 31, 2009 and 2008, respectively.
     The total cash received by the Company from employees as a result of purchases under the ESPP during the three and six months ended December 31, 2009 was $535,000, and was $490,000 for the three and six months ended December 31, 2008.
13. Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance, which was later codified under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model. In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, which, for the Company, was June 29, 2009. The adoption of fair value measurements which was applied to nonfinancial assets and nonfinancial liabilities did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.
     In April 2008, the FASB issued guidance related to determining the useful lives of intangible assets later codified under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. This guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations”, and other U.S. generally accepted accounting principles. This guidance was effective on a prospective basis to all intangible assets acquired and for disclosures on all intangible assets recognized on or after the beginning of the first annual period subsequent to December 15, 2008, which, for the Company, was June 29, 2009. The Company has determined that there is no material impact from adopting this guidance on its consolidated financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for the Company, was June 29, 2009. This guidance requires that noncontrolling interests be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the noncontrolling interest. Furthermore, the acquisition of noncontrolling interest by the controlling interest is not treated as a business combination. The Company has determined that there is no material impact from adopting this guidance on its consolidated financial position, results of operations or cash flows.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. This update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not believe that the implementation will have a material impact on its consolidated financial position, results of operations or cash flows.
     In January 2010, the FASB issued Accounting Standards Update 2009-16 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The Company does not believe that the implementation will have a material impact on its consolidated financial position, results of operations or cash flows.
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

14. Commitments and Contingencies.
     Contractual Obligations
     Contractual obligations as of December 31, 2009 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$12,148	$12,148	$—	$—	$—
Operating leases	473	305	168	—	—
Capital expenditure	202	180	22	—	—
Total	$12,823	$12,633	$190	$—	$—
     Litigation
     Finisar Corporation v. Source Photonics, Inc., et al.
     On January 5, 2010, Finisar Corporation filed a complaint in the United States District Court for the Northern District of California against Oplink and Source Photonics, Inc., MRV Communications, Inc. and Neophotonics Corporation (collectively, the “co-defendants”). In the complaint, Finisar alleges infringement of certain of its U.S. patents arising from Oplink’s and the co-defendants’ manufacture and sale of their respective optical transceiver products. Finisar seeks to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. On January 26, 2010, Finisar and Oplink stipulated to an extension of time to February 26, 2010, for Oplink to answer the complaint.
     IPO Securities Litigation
     In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the “IPO Lawsuits”). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. Oplink’s share of the settlement is $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved. The court issued a final order approving the settlement in October 2009. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin’s ruling. These appeals and petitions are pending, and the Second Circuit has not yet taken any action in regard to them.
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
     The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Each of Ms. Simmonds and the issuer and underwriter defendants has submitted their appeal briefs to the court. As of the date of this report, no date for oral arguments has been set.
     Other Litigation
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
     The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
United States	$11,311	$14,080	$24,728	$28,327
Canada	745	1,448	1,555	4,299
Europe	4,675	5,705	9,650	12,604
China	8,587	8,323	16,433	17,571
Japan	4,544	5,862	8,205	10,413
Asia-Pacific (excluding China and Japan)	2,881	2,193	5,737	7,349

Totals	$32,743	$37,611	$66,308	$80,563

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	December 31,	June 30,
	2009	2009
United States	$5,525	$7,492
China	22,526	22,811
Asia-Pacific (excluding China)	9	15

Totals	$28,060	$30,318

     The Company’s top five customers, although not necessarily the same five customers for each period together accounted for 56% and 59% of revenues for the three months ended December 31, 2009 and 2008, respectively, and 56% and 61% of revenues for the six months ended December 31, 2009 and 2008, respectively.

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
     As of December 31, 2009, the Company’s total unrecognized tax benefits were $5,021,000, of which $2,840,000, if recognized, would affect the Company’s effective tax rate. The unrecognized tax benefits increased by $195,000 during the six months ended December 31, 2009. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $430,000 at December 31, 2009.
     Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2008 remain open in several jurisdictions.
17. Subsequent Event.
     On January 29, 2010, the Company acquired approximately 91% of the outstanding shares of Emit Technology Co., Ltd (“Emit”), a fiber optic components manufacturer based in Taiwan. The purchase price is comprised of approximately $6.3 million in cash, 80% of which was paid at closing, with the balance to be held in escrow and to be released in equal installments six (6) months and twelve (12) months after the closing date, after satisfaction of any claims that the Company may have under the purchase agreement for breaches of representations or warranties. The outstanding shares that the Company does not own will remain outstanding and will continue to be held by the Emit shareholders. The results of Emit’s operations will be included in the condensed consolidated financial statements for the quarter ending March 31, 2010.
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
     As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during these six months ended December 31, 2009 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the SEC on September 11, 2009. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Results of Operations
     Revenues:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Revenues	$32,743	$37,611	$(4,868)	-12.9%	$66,308	$80,563	$(14,255)	-17.7%
     The decrease in revenues for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to decreased revenue of our line transmission products, which accounted for 88% of the decrease in revenues. The decreased revenue of our line transmission products mainly reflected the reduced unit shipments. We believe that the decrease in shipments was largely due to a general decrease in spending activities in the telecommunications industry. The slight decline of unit shipments of our other product categories, including our ROADM optical switching and routing product and our multiplexer products further contributed to the decrease in revenues. A decline in average selling prices, which is characteristic of the industry also contributed to the decrease in revenues.
     The decrease in revenues for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 was primarily due to reduced revenue of our line transmission products, which accounted for 64% of the decrease in revenues. The lower revenue of our line transmission application product was mainly due to decreased unit shipments. We believe that the decrease in shipments was largely due to a general decrease in spending activities in the telecommunications industry. The reduced unit shipments of our ROADM optical switching and routing product, conditioning and monitoring products and multiplexer products further contributed to the decrease in revenues. A decline in average selling prices, which is characteristic of the industry also contributed to the decrease in revenues.

     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not necessarily the same five customers for each period together accounted for 56% and 59% of revenues for the three months ended December 31, 2009 and 2008, respectively, and 56% and 61% of revenues for the six months ended December 31, 2009 and 2008, respectively.
     We expect our revenues to be in the range of $30 million to $34 million for the third quarter of fiscal 2010.
     Gross Profit:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)
Gross profit	$11,012	$8,546	$2,466	28.9%	$20,844	$14,735	$6,109	41.5%
Gross profit margin	33.6%	22.7%			31.4%	18.3%
     The increase in gross profit for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to lower material costs, lower provision for excess and obsolete inventory, higher utilization of previously fully reserved inventory, and lower manufacturing overhead expenses, partially offset by decreased revenues. Our gross profit for the three months ended December 31, 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $1.4 million, compared to the sale of inventory that had been previously fully reserved of $750,000 in the three months ended December 31, 2008.
     Gross profit increased for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 primarily reflecting a lower provision for excess and obsolete inventory, lower material costs, higher utilization of previously fully reserved inventory, and lower manufacturing overhead expenses and labor costs as a result of further integration of Optical Communication Products, Inc. (“OCP”) and other cost reduction efforts, partially offset by lower revenues. During the six months ended December 31, 2008, we recorded a provision for excess and obsolete inventory of $4.1 million which was primarily related to our line transmission products. Our gross profit for the six months ended December 2009 was positively impacted by the sale of inventory that had been previously fully reserved of $2.9 million, compared to the sale of inventory that had been previously fully reserved of $1.2 million in the six months ended December 31, 2008.
     Our gross margin increased for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 primarily driven by lower material costs as a percentage of revenues, lower provision for excess and obsolete inventory, and higher utilization of previously fully reserved inventory, partially offset by higher direct labor costs and manufacturing overhead expenses as a percentage of revenues. We expect our direct labor costs and manufacturing overhead expenses to continue to rise due to anticipated increase in employee headcount and employee compensation expenses in China.
     The increase in gross margin for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 reflected a lower provision for excess and obsolete inventory, higher utilization of previously fully reserved inventory, and lower material costs as a percentage of revenues, partially offset by higher labor costs and manufacturing overhead expenses as a percentage of revenues.
     We expect our gross profit margin to decrease slightly in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010.

     Research and Development:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
				(In thousands, except percentages)
Research and development	$2,513	$3,037	$(524)	-17.3%	$5,007	$6,542	$(1,535)	-23.5%
     Research and development expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 decreased $524,000, or 17.3%. Research and development expenses for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 decreased $1.5 million, or 23.5%. The decrease in research and development expenses was primarily driven by cost savings as a result of continued integration of OCP, research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction measures.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to be slightly higher in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010 due to increased research and development programs being undertaken at our research facilities.
     Sales and Marketing:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
			(In thousands, except percentages)
Sales and marketing	$2,248	$2,212	$72	3.3%	$4,698	$4,784	$(86)	-1.8%
     Sales and marketing expenses for the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008 were largely unchanged. Excluding the impact of stock compensation expense, sales and marketing expenses for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 decreased $193,000. The decrease was mainly driven by cost savings resulting from the integration of OCP and other cost reduction measures.
     We expect our sales and marketing expense, excluding stock compensation expense, to decrease slightly in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010.
     General and Administrative:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
			(In thousands, except percentages)
General and administrative	$2,724	$3,425	$(701)	-20.5%	$5,395	$7,002	$(1,607)	-23.0%
     General and administrative expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 decreased $701,000, or 20.5%, mainly driven by lower salary and payroll related expenses and decreased professional fees, partially offset by higher stock compensation expense.

     General and administrative expenses for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 decreased $1.6 million, or 23.0%. The decrease mainly reflected the cost savings associated with the integration of OCP and other cost reduction measures. Reduced professional fees also contributed to the decrease in general and administrative expenses.
     We expect our general and administrative expense, excluding stock compensation expense, to decrease slightly in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010.
     Stock Compensation Expense:

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
			(In thousands, except percentages)
Stock compensation expense	$1,608	$1,368	$240	17.5%	$3,254	$2,935	$319	10.9%
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
     The increase in stock compensation expense for the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008 was primarily due to the amortization of RSUs which were granted in the three months ended September 30, 2009 and additional grants to new and existing employees during the three and six months ended December 31, 2009.
     We expect our stock compensation expense in the third quarter of fiscal 2010 to decrease slightly from the second quarter of fiscal 2010.
     Impairment Charges and Other Costs
     We review property, plant and equipment and identifiable intangibles assets with definite lives for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.
     As a result of the impairment analysis, in connection with our annual goodwill impairment testing during the three month ended December 31, 2008, we determined that the goodwill, which was acquired in connection with Oplink’s acquisition of OCP, was impaired. This resulted in an impairment charge of $10.8 million being recorded in the statement of operations for the three and six months ended December 31, 2008.
     Amortization of Intangible Assets
     Amortization of intangible and other assets was approximately $945,000 and $954,000 for the three months ended December 31, 2009 and 2008, respectively, and approximately $1.9 million for the six months ended December 31, 2009 and the six months ended December 31, 2008, representing charges incurred as a result of our acquisitions.

Interest and Other Income, Net

	Three Months Ended				Six Months Ended
	December 31,			Percentage	December 31,			Percentage
	2009	2008	Change	Change	2009	2008	Change	Change
			(In thousands, except percentages)
Interest and other income, net	$193	$1,300	$(1,107)	-85.2%	$467	$2,340	$(1,873)	-80.0%
     Interest and other income for the three months ended December 31, 2008 included a release of escrow account of $466,000 which was primarily related to a previous acquisition of OCP. Excluding the impact of the release of escrow account, interest and other income for the three and six months ended December 31, 2008 was approximately $834,000 and $1.9 million, respectively.
     The decrease in interest and other income for the three and six months ended December 31, 2009 compared to the three and six months ended December 31, 2008 was primarily due to the declining average rate of return, partially offset by increased overall cash and cash equivalents, short-term and long-term investments balances. The average rate of return for the three months ended December 31, 2009 and 2008 was 0.39% and 1.8%, respectively. The average rate of return for the six months ended December 31, 2009 and 2008 was 0.44% and 2.14%, respectively.
     Gain (loss) on Sale or Disposal of Assets
     We recognized a gain on sales of assets of $214,000 and $338,000 in the three and six months ended December 31, 2009, respectively. We recorded a loss on sale of assets of $492,000 and $611,000 in the three and six months ended December 31, 2008, respectively, primarily related to disposal of equipment.
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
     We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $358,000 and a tax benefit of $15,000 for the three months ended December 31, 2009 and 2008, respectively. We recorded a tax provision of $796,000 and $441,000 for the six months ended December 31, 2009 and 2008, respectively. The increase in provision for income taxes was mainly due to higher US taxable income and an increased effective tax rate.
     The effective tax rate for the three and six months ended December 31, 2009 and 2008 differ from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.

     Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $47.5 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2009. As of December 31, 2009, we had cash and cash equivalents, short-term and long-term investments of $188.8 million and working capital of $198.1 million.
     Six Months Ended December 31, 2009
     Our operating activities provided cash of $17.6 million in the six months ended December 31, 2009 as a result of a net income of $4.9 million for the period adjusted by $5.2 million in non-cash charges of depreciation and amortization, $3.3 million in non-cash stock-based compensation expenses and an increase of cash of $4.4 million as a result of change in assets and liabilities, partially offset by other non-cash items of $225,000.
     For the six months ended December 31, 2009, cash provided as a result of the net change in assets and liabilities was primarily the result of a decrease in accounts receivables of $3.7 million, an increase in accounts payable of $2.0 million, partially offset by an increase in prepaid expenses and other current assets of $1.3 million.
     Accounts receivable provided $3.7 million of cash driven by improved collections of receivables in the six months ended December 31, 2009 compared to the fourth quarter of fiscal 2009. Days sales outstanding (“DSO”) was 74 days and 71 days for the first and second quarters of fiscal 2010, respectively, compared to 82 days for the fourth quarter of fiscal 2009. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Prepaid expenses and other current assets used $1.3 million of cash during the six months ended December 31, 2009 primarily reflecting increased balance of short-term notes receivables as certain customers converted accounts receivables to short-term notes receivables.
     Accounts payable provided cash of $2.0 million in the six months ended December 31, 2009 primarily due to a change in the level of inventory purchases and as a result of the timing of payments to our vendors.
     Our investing activities used cash of $12.9 million in the six months ended December 31, 2009 as a result of purchases of investments of $116.8 million and purchases of equipment of $1.1 million, partially offset by sales and maturities of investments of $104.8 million. We anticipate that cash outlays in capital expenditures will be approximately $2.5 million over the next six months.
     Our financing activities provided $3.4 million of cash in the six months ended December 31, 2009 due to proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.
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
     Accounts receivable provided $6.4 million of cash primarily driven by the decreases in revenues and improved collections of receivables in the six month period ended December 31, 2008 compared to the fourth quarter of fiscal 2008. DSO was 70 days and 68 days for the first and second quarters of fiscal 2009 compared to 84 days for the fourth quarter of fiscal 2008.
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
Off-Balance Sheet Arrangements
     As of December 31, 2009, we did not have any off-balance sheet financing arrangements.

Contractual Obligations
     Our contractual obligations as of December 31, 2009 have been summarized below (in thousands):

	Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$12,148	$12,148	$—	$—	$—
Operating leases	473	305	168	—	—
Capital expenditure	202	180	22	—	—

Total	$12,823	$12,633	$190	$—	$—

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued fair value measurement guidance, which was later codified under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. It defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This guidance applies under other accounting pronouncements that require or permit fair value measurements. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. This guidance defines fair value based upon an exit price model. In February 2008, the FASB issued further guidance to exclude accounting for leases from fair value measurement and to delay the effective date of fair value measurement for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, which, for Oplink, was June 29, 2009. The adoption of this fair value measurement which was applied to nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued guidance related to noncontrolling interests later codified under ASC Topic 810, “Consolidation.” This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which, for Oplink, was June 29, 2009. This guidance requires that noncontrolling interests be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the noncontrolling interest. Furthermore, the acquisition of noncontrolling interest by the controlling interest is not treated as a business combination. We have determined that there is no material impact from adopting this guidance on our consolidated financial position, results of operations or cash flows.
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
     In January 2010, the FASB issued Accounting Standards Update 2009-16 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. We do not believe that the implementation will have a material impact on our consolidated financial position, results of operations or cash flows.
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

     As of December 31, 2009, all of our short-term investments were in high quality commercial papers, corporate bonds, and government and government agency debt securities. Our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of December 31, 2009, the gross unrealized losses on our debt securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our investments at December 31, 2009 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2009	2009	2009	2009
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$—	—	$24,813	0.3%
Cash equivalents — fixed rate	32,483	0.3%	4,999	0.2%
Short-term investments — variable rate	9,503	0.8%	14,362	1.2%
Short-term investments — fixed rate	111,489	0.6%	101,412	1.4%
Long-term investments — fixed rate	10,000	1.3%	3,180	1.5%
Total	$163,475		$148,766

	Expected Fiscal Year Maturity Date
	2010	2011	2012	Total	Fair Value

Long-term investments — fixed rate	$—	$—	$10,000	$10,000	$9,946
Average interest rate			1.3%	1.3%

     Foreign Currency Exchange Rate Exposure
     We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 31, 2009 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.
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
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008. The closing sale price of our common stock on February 9, 2010 was $15.02. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     Challenging economic conditions worldwide have resulted in slowdowns in the global telecommunications and networking industries, as well as specific segments and markets in which we operate, resulting in:
•	reduced demand for our products as a result of constraints on IT-related capital spending, decreasing our revenue;

•	increased price competition for our products, resulting in price erosion and declining average selling prices; and

•	higher overhead costs as a percentage of revenue, producing lower gross margins.
     Our quarterly revenue has decreased from $43.0 million for the quarter ended September 30, 2008 to $32.7 million for the quarter ended December 31, 2009. There is a risk of a further decrease in revenue. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases.

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
     Our top five customers, although not the same five customers for each period, together accounted for 56% and 59% of our revenues for the three months ended December 31, 2009 and 2008, respectively, and 56% and 61% of our revenues for six months ended December 31, 2009 and 2008, respectively.
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
If our inventory levels prove to be too low for us to be able to respond quickly to an increase in demand for our products, we may lose sales opportunities.
     In recent months, we have been closely managing our inventory levels in an effort to maximize the efficiency of our operations and to match inventory levels to anticipated demand. As of December 31, 2009, our inventory balance was $10.3 million, a 53% reduction from our inventory balance of $21.8 million one year prior, at December 31, 2008. Due to our lower inventory levels, we may not be able to react quickly to a sharp increase in demand for our products, which could result in lost sales opportunities with current or potential customers, which could result in lost sales opportunities with current or potential customers.
If we do not successfully increase our manufacturing capacity, we may face capacity constraints that could harm our business.
     We are currently seeking to expand our manufacturing capacity at our primary manufacturing facility in Zhuhai, China. To successfully increase our manufacturing capacity, we will need to hire, train and manage substantial numbers of additional production personnel. The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our facilities are located, has become more challenging for employers, and many companies are facing a shortage of qualified workers and/or higher costs due to increased wages. If we cannot successfully expand our capacity on a timely basis, our revenue growth will be constrained and our ability to acquire and retain customers may be harmed, which could adversely affect our operating results.
We may be involved in intellectual property disputes in the future, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.
     Participants in the communications and fiber optic components and subsystems markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:
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
     In January 2010, Finisar Corporation filed a complaint in the United States District Court for the Northern District of California against us and three other companies in our industry. In the complaint, Finisar alleges infringement of certain of its U.S. patents arising from the manufacture and sale of our and the other defendants’ optical transceiver products. Finisar seeks to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. We believe that we have meritorious defenses to the infringement allegations and intend to defend this lawsuit vigorously. However, there can be no assurance that we will be successful in our defense and, even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Oplink’s annual meeting of stockholders was held on November 4, 2009. The following actions were taken by Oplink’s stockholders at the annual meeting:
1.	Tim Christoffersen and Jesse Jack were elected to serve as Class III directors for three-year terms that expire at the 2012 annual meeting of stockholders;

2.	The appointment of Burr, Pilger & Mayer LLP as Oplink’s independent registered public accounting firm for the 2010 fiscal year was ratified;

3.	A new 2009 Equity Incentive Plan was approved; and

4.	An amendment and restatement of the Company’s 2000 Employee Stock Purchase Plan to extend the term of the plan and make certain other changes was approved.
The results of the voting were as follows:

		Authority
	For	Withheld
1. Election to the Board of Directors of two Class III Directors:
Tim Christoffersen	17,011,929	379,160
Jesse Jack	17,011,293	379,796

	For	Against	Abstain
2. Ratification of the appointment of Burr, Pilger & Mayer LLP as Oplink’s independent registered public accounting firm for the fiscal year ending June 30, 2010	17,355,392	29,905	5,792

	For	Against	Abstain
3. Approval of 2009 Equity Incentive Plan	11,483,724	3,386,705	15,425

	For	Against	Abstain
4. Approval of Amendment and Restatement of 2000 Employee Stock Purchase Plan	13,854,535	1,014,843	16,476
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.6(6)	Amendment to Bylaws of the Registrant.

31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 **	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2 **	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 29, 2000 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 1, 2000 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

**	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: February 11, 2010	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)