Form 10-Q
period 2010-03-28
OPLINK COMMUNICATIONS INC
filed 2010-05-07
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 20,986,285.

OPLINK COMMUNICATIONS, INC.
FORM 10-Q

NOTE: The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 28, 2009 and its most recently completed fiscal quarter ended on Sunday, March 28, 2010, but throughout this report those periods will be referred to as having ended on June 30, 2009 and March 31, 2010, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2010	2009 (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,057	$49,702
Short-term investments	125,704	115,774
Accounts receivable, net	28,866	29,023
Inventories	15,723	10,031
Prepaid expenses and other current assets	6,547	2,648

Total current assets	220,897	207,178

Long-term investments	15,000	3,180
Property, plant and equipment, net	31,821	30,318
Goodwill and intangible assets, net	7,201	8,848
Other assets	605	423

Total assets	$275,524	$249,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,806	$7,580
Accrued liabilities	13,724	10,044
Income taxes payable	496	644
Accrued transitional costs for contract manufacturing	160	160

Total current liabilities	26,186	18,428

Income taxes payable, non-current	3,343	2,816
Other non-current liabilities	1,628	676

Total liabilities	31,157	21,920

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,962,270 and 20,497,592 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	21	20
Additional paid-in capital	461,925	453,083
Accumulated other comprehensive income	8,243	8,246
Accumulated deficit	(225,822)	(233,322)

Total stockholders’ equity	244,367	228,027

Total liabilities and stockholders’ equity	$275,524	$249,947

(1)	The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$33,623	$30,805	$99,931	$111,368

Cost of revenues:
Cost of revenues	22,562	22,018	67,839	87,602
Stock compensation expense	81	108	268	352

Total cost of revenues	22,643	22,126	68,107	87,954

Gross profit	10,980	8,679	31,824	23,414

Operating expenses:
Research and development:
Research and development	2,574	2,477	7,067	8,544
Stock compensation expense	241	266	755	741

Total research and development	2,815	2,743	7,822	9,285

Sales and marketing:
Sales and marketing	2,077	1,817	6,086	6,019
Stock compensation expense	329	252	1,018	834

Total sales and marketing	2,406	2,069	7,104	6,853

General and administrative:
General and administrative	1,924	2,331	5,455	7,699
Stock compensation expense	651	624	2,515	2,258

Total general and administrative	2,575	2,955	7,970	9,957

Impairment charges and other costs	—	—	—	10,829
Amortization of intangible assets	410	412	1,217	1,236

Total operating expenses	8,206	8,179	24,113	38,160

Income (loss) from operations	2,774	500	7,711	(14,746)

Interest and other income, net	292	297	759	2,637
Gain (loss) on sale or disposal of assets	4	(182)	342	(793)

Income (loss) before provision for income taxes	3,070	615	8,812	(12,902)

Provision for income taxes	(516)	(729)	(1,312)	(1,170)

Net income (loss)	$2,554	$(114)	$7,500	$(14,072)

Net income (loss) per share:
Basic	$0.12	$(0.01)	$0.36	$(0.68)

Diluted	$0.12	$(0.01)	$0.35	$(0.68)

Shares used in per share calculation:
Basic	20,907	20,468	20,754	20,637

Diluted	21,792	20,468	21,563	20,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,500	$(14,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,918	5,469
Amortization of intangible assets	2,849	2,858
Impairment charges and other costs	—	10,829
Stock compensation expense	4,556	4,185
Provision for doubtful accounts	—	437
Inventory charges	—	4,065
Amortization of premium (discount) on investments	290	(338)
(Gain) loss on sale or disposal of assets	(342)	793
Other	(13)	(491)
Change in assets and liabilities:
Accounts receivable	1,248	9,495
Inventories	(5,011)	10,486
Prepaid expenses and other current assets	(3,144)	(726)
Other assets	17	81
Accounts payable	2,985	(11,177)
Accrued liabilities and other liabilities	1,101	(1,115)

Net cash provided by operating activities	16,954	20,779

Cash flows from investing activities:
Purchases of available-for-sale investments	(152,816)	(74,913)
Maturities of available-for-sale investments	142,098	62,717
Purchases of held-to-maturity investments	(15,000)	—
Maturities of held-to-maturity investments	5,000	8,031
Proceeds from sales of property and equipment	371	475
Purchases of property, plant and equipment	(2,407)	(3,427)
Acquisiton of business, net of cash acquired	(3,698)	—

Net cash used in investing activities	(26,452)	(7,117)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,827	846
Repurchase of common stock	—	(3,356)

Net cash provided by (used in) financing activities	3,827	(2,510)

Effect of exchange rate changes on cash and cash equivalents	26	(594)

Net (decrease) increase in cash and cash equivalents	(5,645)	10,558

Cash and cash equivalents, beginning of period	49,702	72,001

Cash and cash equivalents, end of period	$44,057	$82,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business. Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan and in Woodland Hills, California.
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
2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2010, the results of its operations for the three and nine month periods ended March 31, 2010 and 2009 and its cash flows for the nine month periods ended March 31, 2010 and 2009. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K.
     The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. March 28, 2010 represents the Sunday closest to the period ended March 31, 2010. The quarter ended December 31, 2009 is a 14-week fiscal period. The quarter ended March 31, 2010 consists of 12 weeks. Fiscal 2010 and fiscal 2009 are 52-week fiscal years.
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
3. Risks and Uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, constraints in capacity and availability of materials that may limit our ability to increase revenue or profit, a further and sustained downturn in the telecommunications industry or the overall economy in the United States and other parts of the world, possible reductions in customer orders, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions in the industry. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company’s manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described from time to time in the Company’s periodic reports filed with the SEC.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$2,554	$(114)	$7,500	$(14,072)

Denominator:
Weighted average shares outstanding — basic	20,907	20,468	20,754	20,637
Effect of dilutive potential common shares	885	—	809	—

Weighted average shares outstanding — diluted	21,792	20,468	21,563	20,637

Net income (loss) per share — basic	$0.12	$(0.01)	$0.36	$(0.68)

Net income (loss) per share — diluted	$0.12	$(0.01)	$0.35	$(0.68)

Antidilutive stock options and restricted stock units not included in income per share calculation	1,694	3,940	1,919	3,904

5. Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future, and changes in unrealized gains and losses on investments. For presentation purposes, cumulative translation adjustment includes foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future. The balance of accumulated other comprehensive income is as follows (in thousands):

	March 31,	June 30,
	2010	2009
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,265	$8,329
Unrealized loss on available-for-sale investments, net	(22)	(83)

	$8,243	$8,246

     The reconciliation of net income (loss) to comprehensive income (loss) for the three and nine months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$2,554	$(114)	$7,500	$(14,072)
Change in cumulative translation adjustment	1	(194)	(64)	82
Change in unrealized (loss) gain on available-for-sale investments, net	(22)	(31)	61	(28)

Total comprehensive income (loss)	$2,533	$(339)	$7,497	$(14,018)

6. Cash and Cash Equivalents. The Company’s cash equivalents at March 31, 2010 consist primarily of money market funds, unrestricted deposits and commercial paper. Cash includes amounts restricted for letters of credit for purchases, deposits for equipment maintenance, and deposits held in an escrow account of $1.7 million and $528,000 at March 31, 2010 and June 30, 2009, respectively.
7. Short-Term and Long-Term Investments. The Company generally invests its excess cash in debt instruments of government, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
     Short-term and long-term investments at March 31, 2010 and June 30, 2009 consist of the following (in thousands):

	March 31, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,824	$6,824	$—	$—	$6,824
United States Treasury	49,944	49,933	13	(2)	49,944
Corporate securities	68,936	68,969	—	(33)	68,936

Total short-term investments	125,704	125,726	13	(35)	125,704

Long-term investments:
United States government agencies	15,000	15,000	1	(16)	14,985

Total long-term investments	15,000	15,000	1	(16)	14,985

Total investments	$140,704	$140,726	$14	$(51)	$140,689

	June 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$3,140	$3,140	$—	$—	$3,140
United States government agencies	10,004	10,001	3	(2)	10,002
United States Treasury	48,971	48,944	27	—	48,971
Corporate securities	53,659	53,772	13	(126)	53,659

Total short-term investments	115,774	115,857	43	(128)	115,772

Long-term investments:
Corporate securities	3,180	3,180	—	—	3,180

Total long-term investments	3,180	3,180	—	—	3,180

Total investments	$118,954	$119,037	$43	$(128)	$118,952

     The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2010 and June 30, 2009 are presented in the following tables (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,824	$—	$—	$6,824
United States Treasury	49,933	13	(2)	49,944
Corporate securities	68,969	—	(33)	68,936

Total available-for-sale investments	125,726	13	(35)	125,704

Held-to-maturity investments:
United States government agencies	15,000	1	(16)	14,985

Total held-to-maturity investments	15,000	1	(16)	14,985

Total investments	$140,726	$14	$(51)	$140,689

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$3,140	$—	$—	$3,140
United States government agencies	5,000	3	—	5,003
United States Treasury	48,944	27	—	48,971
Corporate securities	53,772	13	(126)	53,659

Total available-for-sale investments	110,856	43	(126)	110,773

Held-to-maturity investments:
Corporate securities	3,180	—	—	3,180
United States government agencies	5,001	—	(2)	4,999

Total held-to-maturity investments	8,181	—	(2)	8,179

Total investments	$119,037	$43	$(128)	$118,952

     There were no realized gains (losses) on sales of available-for-sale securities for the three and nine month periods ended March 31, 2010 or 2009. The unrealized losses on available-for-sale and held-to-maturity securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its securities at March 31, 2010 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2010 (in thousands):

	March 31, 2010
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
United States Treasury	$14,975	$(2)
Corporate securities	43,332	(33)

Total available-for-sale investments in loss position	58,307	(35)

Held-to-maturity investments:
United States government agencies	5,000	(16)

Total held-to-maturity investments	5,000	(16)

Total investments in loss position	$63,307	$(51)

     The amortized cost and estimated fair value of debt securities at March 31, 2010 and June 30, 2009 by contractual maturities are shown below (in thousands):

	March 31, 2010		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$125,726	$125,704	$110,856	$110,773

Total available-for-sale investments	125,726	125,704	110,856	110,773

Held-to-maturity investments:
Due in one year or less	—	—	5,001	4,999
Due in one year to five years	15,000	14,985	3,180	3,180

Total held-to-maturity investments	15,000	14,985	8,181	8,179

Total investments	$140,726	$140,689	$119,037	$118,952

8. Fair Value Accounting. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:
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
     The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There are no changes in valuation techniques or related inputs during the three and nine months ended March 31, 2010.
     The Company adopted the authoritative guidance on fair value measurement for financial assets and financial liabilities effective June 30, 2008 and for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective June 29, 2009.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at March 31, 2010 and June 30, 2009, consistent with the fair value hierarchy (in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$9,194	$—	$—	$9,194
Certificates of deposit	—	6,824	—	6,824
United States Treasury	—	49,944	—	49,944
Corporate securities	—	83,935	—	83,935

Total financial assets	$9,194	$140,703	$—	$149,897

Financial liabilities	$—	$—	$—	$—

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$24,813	$—	$—	$24,813
Certificates of deposit	—	3,140	—	3,140
United States government agencies	—	5,003	—	5,003
United States Treasury	—	48,971	—	48,971
Corporate securities	—	58,658	—	58,658

Total financial assets	$24,813	$115,772	$—	$140,585

Financial liabilities	$—	$—	$—	$—

     As of March 31, 2010, the Company did not have financial liabilities that are measured at fair value or any assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
     Items Measured at Fair Value on a Nonrecurring Basis
     Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three and nine months ended March 31, 2010.
9. Acquisition. On January 29, 2010, the Company acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd (“Emit”), a fiber optic components manufacturer based in Taiwan. The Company anticipates through this acquisition to be able to extend its product offering and expand its market opportunity and geographic exposure. The purchase price is comprised of approximately $6.2 million in cash, 80% of which was paid at closing, with the balance to be held in escrow and to be released in equal installments six months and twelve months after the closing. Transaction costs were accounted for as expenses in the periods in which the costs were incurred. Emit’s financial results have been included in the Company condensed consolidated financial position, results of operations and cash flow since the acquisition date.
     The Company will continue to conduct its business within one business segment as its organizational structure is not dictated by product, service lines, geography or customer type.
     The acquisition of approximately 91.2% of Emit’s outstanding shares of common stock was accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The fair value of the noncontrolling interest was determined based on the number of shares held by minority shareholders multiplied by the offer price.
     The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Based on assumptions determined by management and valuation performed by third parties, the purchase price was allocated to various asset classes. The following table summarizes the consideration paid for Emit and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Emit (in thousands):

Cash	$6,215

Fair value of total consideration	$6,215

Net working capital	$2,657
Property, plant, and equipment	4,162
Other non-current assets	188
Developed technology	410
Customer relationships	190
Trade name	180
Other non-current liabilities	(1,397)

Total identifiable net assets	6,390

Fair value of noncontrolling interest	(597)
Goodwill	422

Total	$6,215

     Purchased identifiable intangible assets are primarily comprised of developed technology, customer relationships, and trade names and are amortized using the straight-line method over their respective useful lives of between 3 years to 7 years.
     Emit’s financial results for the periods prior to the acquisition were not material to the Company’s results of operation, and accordingly, pro forma results of operations have not been presented.
     The noncontrolling interest in Emit is included in other non-current liabilities in the Company’s condensed consolidated balance sheet as it is not significant. Losses attributable to noncontrolling interest for the three and nine months ended March 31, 2010 were not material to the respective periods and were included as a component of interest and other income, net in the Company’s condensed consolidated statements of operations.
     Subsequent to the acquisition date, the Company acquired additional 2.3% of Emit’s outstanding shares. As a result, the remaining shares that the Company did not own, constituting approximately 6.5% of Emit’s outstanding shares, will remain outstanding and will continued to be held by the Emit shareholders.
10. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	March 31,	June 30,
	2010	2009
Inventories:
Raw materials	$10,496	$7,809
Work-in-process	5,227	2,222

Total	$15,723	$10,031

11. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of March 31, 2010 and June 30, 2009 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,083	$5,533	$3,550
Trade name	3-6	1,775	679	1,096
Customer relationships	3-7	5,671	3,538	2,133
Backlog	1	97	97	—

Total		$16,626	$9,847	$6,779

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2009	(in Years)	Amount	Amortization	Net
Technology	4	$8,673	$3,903	$4,770
Trade name	6	1,595	474	1,121
Customer relationships	3-4	5,481	2,524	2,957
Backlog	1	97	97	—

Total		$15,846	$6,998	$8,848

     The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Reported as:
Cost of revenues	$548	$538	$1,632	$1,622
Operating expenses	410	412	1,217	1,236

Total	$958	$950	$2,849	$2,858

     The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2010	$984
2011	3,833
2012	1,221
2013	396
2014	159
After 2014	186

$6,779

     The Company had goodwill of $422,000 on its condensed consolidated balance sheet at March 31, 2010 as a result of the acquisition of Emit in the third quarter of fiscal 2010.
12. Accrued Liabilities. Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2010	2009
Accrued liabilities:
Payroll and related expenses	$4,310	$3,120
Employee withholdings and related expenses	1,101	586
Acquisition liabilities	1,274	—
Accrued professional fees	1,037	1,561
Pension liabilities	772	—
Accrued sales commission	666	535
Accrued sales return	539	595
Accrued warranty	371	371
Other	3,654	3,276

	$13,724	$10,044

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
     Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at the beginning of the period	$371	$346	$371	$286

Accruals for warranties issued during the period	35	65	123	221

Accruals related to pre-existing warranties including expirations and changes in estimates	33	(7)	111	102

Cost of warranty repair	(68)	(58)	(234)	(263)

Balance at the end of the period	$371	$346	$371	$346

14. Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock compensation is generally accounted for as an equity instrument. The effect of recording stock compensation for the three and nine months ended March 31, 2010 and 2009 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$838	$950	$2,967	$3,248
Restricted stock awards and restricted stock units	320	—	1,137	223
Employee stock purchase plan	144	300	452	714

Total stock-based compensation	1,302	1,250	4,556	4,185
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$1,302	$1,250	$4,556	$4,185

Effect on net income (loss) per share:
Basic	$(0.06)	$(0.06)	$(0.22)	$(0.20)

Diluted	$(0.06)	$(0.06)	$(0.21)	$(0.20)

     Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     During the three months ended March 31, 2010 and 2009, the Company granted 64,500 and 6,000 stock options, respectively, with an estimated total grant-date fair value of $384,000 and $26,000, respectively. The Company estimated that the stock compensation expense for the awards granted in the three months ended March 31, 2010 and 2009 not expected to vest was $52,000 and $4,000, respectively.
     During the nine months ended March 31, 2010 and 2009, the Company granted 152,000 and 333,040 stock options, respectively, with an estimated total grant-date fair value of $973,000 and $1.9 million, respectively. In addition, the Company granted 483,000 and 16,000 RSAs and restricted stock units (“RSUs”), with a total grant-date fair value of $6.7 million and $223,000 during the nine months ended March 31, 2010 and 2009, respectively. The Company estimated that the stock compensation expense for the stock options and RSUs granted in the nine months ended March 31, 2010 and 2009 not expected to vest was $1.3 million and $302,000, respectively.
     As of March 31, 2010, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $5.0 million which will be recognized over an estimated weighted average amortization period of 2.1 years. The unrecorded deferred stock compensation balance related to RSUs was $4.4 million which will be recognized over an estimated weighted average amortization period of 3.4 years. Approximately $8,000 of stock compensation was capitalized as inventory at March 31, 2010 and June 30, 2009.
     Valuation Assumptions
     The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Risk-free interest rate	2.18%	1.80%	2.23%	2.85%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected dividends	0%	0%	0%	0%
Volatility	45%	66%	49%	52%

     The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010	2009
Risk-free interest rate	N/A	(1)	N/A	(1)	0.53%	1.26%
Expected term	N/A		N/A		1.3 years	1.3 years
Expected dividends	N/A		N/A		0%	0%
Volatility	N/A		N/A		50%	65%

(1)	No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended March 31, 2010 and 2009.
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
     The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $5.96 and $4.28 for the three months ended March 31, 2010 and 2009, respectively, and $6.40 and $5.76 for the nine months ended March 31, 2010 and 2009, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
		Number of	Average	Stock	Average
	Awards Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2009	1,876,918	3,795,130	$14.06	—	$—

Additional shares authorized	2,500,000	—	—	—	—
Granted	(634,813)	152,000	15.04	482,813	13.90
Exercised or vested	—	(365,426)	10.27	(19,080)	13.90
Cancelled or forfeited	79,738	(77,738)	30.74	(2,000)	13.90
Expired (1)	(1,374,461)	—	—	—	—

Balance, March 31, 2010	2,447,382	3,503,966	$14.16	461,733	$13.90

(1)	The Company’s 2000 Stock Option Plan terminated upon the adoption of the 2009 Plan and shares not granted at the time of termination have expired.
     The options outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2010				at March 31, 2010
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
Range of Exercise	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)
$1.0000- $5.00	406,904	2.6	$4.62	$5,917	406,904	2.6	$4.62	$5,917
$5.0001 - $8.00	383,880	3.3	5.73	5,154	348,784	2.8	5.54	4,749
$8.0001 - $10.00	27,367	1.6	8.76	285	27,367	1.6	8.76	285
$10.0001 - $11.00	431,594	7.7	10.09	3,914	207,790	7.2	10.09	1,884
$11.0001 - $13.00	228,294	7.2	12.16	1,598	120,021	6.3	12.38	813
$13.0001 - $15.00	669,514	7.1	13.81	3,583	360,012	6.5	13.68	1,972
$15.0001 - $18.00	306,547	6.5	17.10	632	200,537	5.4	17.45	342
$18.0001 - $20.00	191,195	3.8	18.87	86	179,340	3.7	18.85	84
$20.0001 - $25.00	752,920	6.2	20.24	—	704,495	6.2	20.24	—
$25.0001 - $35.00	69,894	0.4	31.41	—	69,894	0.4	31.41	—
$42.0000 - $158.00	35,857	0.5	73.44	—	35,857	0.5	73.44	—

	3,503,966	5.6	$14.16	$21,169	2,661,001	4.8	$14.48	$16,046

Vested and expected to vest	3,459,689	5.5	$14.17	$20,894

     As of March 31, 2010 and June 30, 2009, options to purchase 2,661,001 and 2,579,605 shares at weighted average exercise prices of $14.48 and $14.21 per share, respectively, were vested and exercisable.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.16 as of March 26, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2010 was 1,800,779. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $369,000 and $4,200, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2010 and 2009 was $2.0 million and $168,700, respectively.
     The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended March 31, 2010 and 2009 was $422,000 and $219, respectively, and for the nine months ended March 31, 2010 and 2009 was $3.3 million and $355,000, respectively. Cash in the amount of $459,000 from exercises of stock options during the three months ended March 31, 2010 was not received by the Company as of March 31, 2010 and was recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
     The aggregate intrinsic value and weighted average remaining contractual term of RSUs vested and expected to vest as of March 31, 2010 was $7.6 million and 2.1 years, respectively. The number of RSUs that are vested and expected to vest is 396,306 shares.
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
     No shares were purchased under the ESPP for the three month periods ended March 31, 2010 and 2009. The compensation costs in connection with the ESPP for the nine month ended March 31, 2010 and 2009 were $452,000 and $714,000, respectively. 80,172 and 71,040 shares were purchased under the ESPP during the nine month periods ended March 31, 2010 and 2009, respectively.
     The total cash received by the Company from employees as a result of purchases under the ESPP during the nine months ended March 31, 2010 and 2009 was $535,000 and $490,000, respectively.
15. Recent Accounting Pronouncements. In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company accounted for the Emit acquisition in accordance with this new accounting guidance in the three months ended March 31, 2010.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. This update is effective for the first reporting period (including interim periods) beginning after issuance. The implementation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
16. Commitments and Contingencies.
     Contractual Obligations
     Contractual obligations as of March 31, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Purchase obligations	$22,902	$22,881	$21	$—	$—
Operating leases	383	264	119	—	—

Total	$23,285	$23,145	$140	$—	$—

     Litigation
     Finisar Corporation v. Source Photonics, Inc., et al.
     On January 5, 2010, Finisar Corporation filed a complaint in the United States District Court for the Northern District of California against Oplink and Source Photonics, Inc., MRV Communications, Inc. and Neophotonics Corporation (collectively, the “co-defendants”). In the complaint, Finisar alleges infringement of certain of its U.S. patents arising from Oplink’s and the co-defendants’ manufacture and sale of their respective optical transceiver products. Finisar seeks to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. On March 23, 2010, Oplink and each of the other co-defendants filed answers to the complaint and counterclaims, including counterclaims that Finisar has violated state and federal competition laws.
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
     The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
United States	$10,926	$10,857	$35,654	$39,184
Canada	970	1,487	2,525	5,786
Europe	5,536	4,314	15,186	16,918
China	9,712	7,671	26,145	25,242
Japan	4,061	4,005	12,266	14,418
Asia-Pacific (excluding China and Japan)	2,418	2,471	8,155	9,820

Totals	$33,623	$30,805	$99,931	$111,368

     The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	March 31,	June 30,
	2010	2009
United States	$4,999	$7,492
China	22,393	22,811
Taiwan	4,429	—
Asia-Pacific (excluding China and Taiwan)	—	15

Totals	$31,821	$30,318

     The Company’s top five customers, although not necessarily the same five customers for each period together accounted for 56% and 54% of revenues for the three months ended March 31, 2010 and 2009, respectively, and 54% of revenues for the nine months ended March 31, 2010 and 2009.
18. Income Taxes. The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.
     The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     As of March 31, 2010, the Company’s total unrecognized tax benefits were $5,110,000, of which $2,840,000, if recognized, would affect the Company’s effective tax rate. The unrecognized tax benefits increased by $283,000 during the nine months ended March 31, 2010. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $504,000 at March 31, 2010.
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
     During the first nine months of fiscal 2010, we adopted certain new accounting pronouncements that affected our critical accounting policies and estimate, including FASB Accounting Standards Codification (ASC) Topic 805, “Business Combinations (ASC 805”). As of the date of the filing of this quarterly report, we believe there have been no other material changes to our critical accounting policies and estimates during these nine months ended March 31, 2010 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the SEC on September 11, 2009. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
     Business Combination
     Starting fiscal 2010, we account for the acquisition of companies in accordance with ASC 805. We recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree generally at their fair values as defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Acquisition-related transaction costs and costs associated with restructuring activities initiated by us are accounted for as expenses in the periods in which the costs are incurred. We record the values of assets and liabilities based on third party valuations and internal estimate. The determination of fair value requires our management to make significant estimates and assumptions, and accordingly, our financial position or results of operations may be affected by changes in these estimates and assumptions.
Results of Operations
     Revenues

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Revenues	$33,623	$30,805	$2,818	9.1%	$99,931	$111,368	$(11,437)	-10.3%
     The increase in revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to increased unit shipments of our multiplexer products. Additionally, the acquisition of

Emit Technology Co., Ltd (“Emit”) contributed to approximately $486,000 of the increase in revenues. We believe that the increase in shipments was largely due to a general increase in spending activities in the telecommunications industry, partially offset by a decline in average selling prices, which is characteristic of the industry.
     The decrease in revenues for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily due to reduced unit shipments of our line transmission products, which accounted for 83% of the decrease in revenues. The decreased unit shipments of our ROADM optical switching and routing products, conditioning and monitoring products further contributed to the decrease in revenues. A decline in average selling prices also contributed to the decrease in revenues.
     Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not necessarily the same five customers for each period together accounted for 56% and 54% of revenues for the three months ended March 31, 2010 and 2009, respectively, and 54% of revenues for the nine months ended March 31, 2010 and 2009.
     We expect our revenues to be in the range of $35 million to $38 million for the fourth quarter of fiscal 2010, including approximately $2.0 million from Emit acquisition, the operations we acquired in the third quarter of fiscal 2010.
     Gross Profit

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Gross profit	$10,980	$8,679	$2,301	26.5%	$31,824	$23,414	$8,410	35.9%
Gross profit margin	32.7%	28.2%			31.8%	21.0%
     The increase in gross profit for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to higher revenues and higher utilization of previously fully reserved inventory, partially offset by higher direct labor costs as a result of an increase in employee headcount and employee compensation expenses in China. Our gross profit for the three months ended March 31, 2010 was positively impacted by the sale of inventory that had been previously fully reserved of $1.7 million, compared to the sale of inventory that had been previously fully reserved of $1.4 million in the three months ended March 31, 2009.
     Gross profit increased for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 primarily reflecting a lower provision for excess and obsolete inventory, lower material costs, higher utilization of previously fully reserved inventory, and lower manufacturing overhead expenses as a result of further integration of Optical Communication Products, Inc. (“OCP”) and other cost reduction efforts, partially offset by lower revenues. During the nine months ended March 31, 2009, we recorded a provision for excess and obsolete inventory of $4.1 million which was primarily related to our line transmission products. Our gross profit for the nine months ended March 31, 2010 was positively impacted by the sale of inventory that had been previously fully reserved of $4.6 million, compared to the sale of inventory that had been previously fully reserved of $2.6 million in the nine months ended March 31, 2009.
     Our gross margin increased slightly for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily driven by lower material costs as a percentage of revenues, higher utilization of previously fully reserved inventory, and lower manufacturing overhead expenses as a percentage of revenues, partially offset by higher direct labor costs as a percentage of revenues. We expect our direct labor costs and manufacturing overhead expenses to continue to rise due to anticipated increases in employee headcount and employee compensation expenses in China.

     The increase in gross margin for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 reflected a lower provision for excess and obsolete inventory, higher utilization of previously fully reserved inventory, and lower material costs as a percentage of revenues, partially offset by higher labor costs as a percentage of revenues.
     We expect our gross profit margin to be lower in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 due to less favorable product mix and increased direct labor costs and manufacturing overhead expenses associated with anticipated increase in employee headcount.
     Research and Development

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Research and development	$2,815	$2,743	$72	2.6%	$7,822	$9,285	$(1,463)	-15.8%
     Research and development expenses for the three months ended March 31, 2010 were largely unchanged compared to the three months ended March 31, 2009. Research and development expenses for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 decreased by $1.5 million, or 15.8%. The decrease was primarily driven by cost savings as a result of continued integration of OCP, research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction measures, partially offset by increased salary expenses associated with an increase in headcount in the three months ended March 31, 2010.
     We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expense, excluding stock compensation expense, to be higher in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 due to increased research and development programs being undertaken at our research facilities.
     Sales and Marketing

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Sales and marketing	$2,406	$2,069	$337	16.3%	$7,104	$6,853	$251	3.7%
     Excluding the impact of stock compensation expenses, sales and marketing expense for the three months ended March 31, 2010 increased $260,000 compared to the three months ended March 31, 2009. The increase is mainly due to higher salary expenses and higher sales commission expenses driven by higher revenues. Excluding the impact of stock compensation expense, sales and marketing expenses were largely unchanged for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.
     We expect our sales and marketing expense, excluding stock compensation expense, to increase slightly in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 as a result of higher anticipated revenues. Additionally, the acquired Emit operations will contribute a full quarter of expense in the fourth quarter of fiscal 2010 versus a partial quarter contribution to expense in the third quarter.
     General and Administrative

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
General and administrative	$2,575	$2,955	$(380)	-12.9%	$7,970	$9,957	$(1,987)	-20.0%
     General and administrative expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 decreased $380,000, or 12.9%, mainly driven by lower legal fees and lower provision for doubtful accounts.
     General and administrative expenses for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 decreased $2.0 million, or 20.0%. The decrease mainly reflected the cost savings associated with the integration of OCP and other cost reduction measures, reduced professional fees and lower provision for doubtful accounts, partially offset by higher stock compensation expense.
     We expect our general and administrative expense, excluding stock compensation expense, to increase in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010 due to higher legal fees related to our ongoing litigation. Additionally, the acquired Emit operations will contribute a full quarter of expense in the fourth quarter of fiscal 2010 versus a partial quarter contribution to expense in the third quarter.
     Stock Compensation Expense

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Stock compensation expense	$1,302	$1,250	$52	4.2%	$4,556	$4,185	$371	8.9%
     Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units (“RSAs” and “RSUs”) and purchases under the employee stock purchase plan (see Note 14 – Stock Compensation). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.
     The increase in stock compensation expense for the three and nine months ended March 31, 2010 compared to the three and nine months ended March, 2009 was primarily due to the amortization of RSUs which were granted in the three months ended September 30, 2009 and additional grants to new and existing employees during the three and nine months ended March 31, 2010.
     We expect our stock compensation expense in the fourth quarter of fiscal 2010 to remain at a similar level as the third quarter of fiscal 2010.
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
     As a result of the impairment analysis, in connection with our annual goodwill impairment testing during the three month ended December 31, 2008, we determined that the goodwill, which was acquired in connection with Oplink’s acquisition of OCP, was impaired. This resulted in an impairment charge of $10.8 million being recorded in the statement of operations for the nine months ended March 31, 2009.
     Amortization of Intangible Assets
     Amortization of intangible assets was approximately $958,000 and $950,000 for the three months ended March 31, 2010 and 2009, respectively, and approximately $2.8 million and $2.9 million for the nine months ended March 31, 2010 and 2009, respectively, representing charges incurred as a result of our acquisitions.
     Interest and Other Income, Net

	Three Months Ended				Nine Months Ended
	March 31,			Percentage	March 31,			Percentage
	2010	2009	Change	Change	2010	2009	Change	Change
	(In thousands, except percentages)
Interest and other income, net	$292	$297	$(5)	-1.7%	$759	$2,637	$(1,878)	-71.2%
     Interest and other income for the three months ended March 31, 2010 remained largely unchanged compared to the three months ended March 31, 2009.
     Interest and other income for the nine months ended March 31, 2009 included a release of escrow account of $466,000 which was primarily related to a previous acquisition of OCP. Excluding the impact of the release of escrow account, interest and other income for the nine months ended March 31, 2009 was approximately $2.2 million.
     The decrease in interest and other income for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily due to the declining average rate of return, partially offset by increased overall cash and cash equivalents, short-term and long-term investments balances. The average rate of return for the nine months ended March 31, 2010 and 2009 was 0.47% and 1.78%, respectively.
     Losses attributable to noncontrolling interest that are accounted as a component of interest and other income for the three and nine months ended March 31, 2010 were not significant to the respective periods. There was no noncontrolling interest in the three or nine months ended March 31, 2009.
     Gain (loss) on Sale or Disposal of Assets
     We recognized a loss on sales of assets of $182,000 and $793,000 for the three and nine months ended March 31, 2009, respectively, primarily related to disposal of equipment. We recorded a gain on sale of assets of $342,000 for the nine months ended March 31, 2010. The gain on sales of assets for the three months ended March 31, 2010 was immaterial.
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
     We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $516,000 and $729,000 for the three months ended March 31, 2010 and 2009, respectively. We recorded a tax provision of $1.3 million and $1.2 million for the nine months ended March 31, 2010 and 2009, respectively.
     The effective tax rate for the three and nine months ended March 31, 2010 and 2009 differ from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.
     Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through cash flows from operations and issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $47.1 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2010. As of March 31, 2010, we had cash and cash equivalents, short-term and long-term investments of $184.8 million and working capital of $194.7 million.
     Nine Months Ended March 31, 2010
     Our operating activities provided cash of $17.0 million in the nine months ended March 31, 2010 as a result of a net income of $7.5 million for the period adjusted by $7.8 million in non-cash charges of depreciation and amortization, and $4.5 million in non-cash stock-based compensation expenses, partially offset by a decrease of cash of $2.8 million as a result of change in assets and liabilities.
     For the nine months ended March 31, 2010, cash used as a result of the net change in assets and liabilities was primarily the result of an increase in inventory of $5.0 million, an increase in prepaid expenses and other current assets of $3.1 million, partially offset by a decrease in accounts receivables of $1.2 million, an increase in accounts payable of $3.0 million and an increase in accrued liabilities of $1.1 million.
     Accounts receivable provided $1.2 million of cash driven by improved collections of receivables in the nine months ended March 31, 2010 compared to the fourth quarter of fiscal 2009. Days sales outstanding (“DSO”) was 74 days, 71 days and 78 days for the first, second, and third quarters of fiscal 2010, respectively, compared to 82 days for the fourth quarter of fiscal 2009. It increased partially due to increased sales to customers with longer payment terms in the third quarter of fiscal 2010. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.
     Inventory used $5.0 million of cash during the nine months period ended March 31, 2010 due to a change in the level of inventory purchases as a result of anticipated higher shipments in the fourth quarter of fiscal 2010. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales. We expect our inventory level to increase further in the fourth quarter of fiscal 2010.

     Prepaid expenses and other current assets used $3.1 million of cash during the nine months ended March 31, 2010 primarily reflecting increased balance of bankers’ acceptance notes from certain customers.
     Accounts payable provided cash of $3.0 million in the nine months ended March 31, 2010 primarily due to a change in the level of inventory purchases and as a result of the timing of payments to our vendors.
     Accrued liabilities and other liabilities increased and therefore provided cash of $1.1 million in the nine months ended March 31, 2010 mainly due to an increase of our acquisition liabilities associated with the Emit acquisition in the third quarter of fiscal 2010.
     Our investing activities used cash of $26.5 million in the nine months ended March 31, 2010 as a result of purchases of available-for-sale and held-to-maturity investments of $167.8 million, net cash used in the Emit acquisition of $3.7 million, and purchases of equipment of $2.4 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $147.1 million. We anticipate that cash outlays in capital expenditures will be approximately $1.5 million over the next three months.
     Our financing activities provided $3.8 million of cash in the nine months ended March 31, 2010 due to proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.
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
Off-Balance Sheet Arrangements
     As of March 31, 2010, we did not have any off-balance sheet financing arrangements other than the below contractual obligations.
Contractual Obligations
     Our contractual obligations as of March 31, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$22,902	$22,881	$21	$—	$—
Operating leases	383	264	119	—	—

Total	$23,285	$23,145	$140	$—	$—

Recent Accounting Pronouncements
     In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We accounted for the Emit acquisition in accordance with this new accounting guidance in the three months ended March 31, 2010.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value”. This update provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. This update is effective for the first reporting period (including interim periods) beginning after issuance. The implementation did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     As of March 31, 2010, all of our short-term investments were in high quality commercial paper, corporate bonds, government debt securities and time deposits. Our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of March 31, 2010, the gross unrealized losses on our debt securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our investments at March 31, 2010 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2010	2010	2009	2009
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents — variable rate	$9,539	0.1%	$24,813	0.3%
Cash equivalents — fixed rate	14,654	0.1%	4,999	0.2%
Short-term investments — variable rate	1,000	0.1%	14,362	1.2%
Short-term investments — fixed rate	124,704	1.0%	101,412	1.4%
Long-term investments — fixed rate	15,000	1.3%	3,180	1.5%

Total	$164,897		$148,766

	Expected Fiscal Year Maturity Date
	2010	2011	2012	Total	Fair Value
Long-term investments — fixed rate	$—	$—	$15,000	$15,000	$14,985
Average interest rate			1.3%	1.3%

     Foreign Currency Exchange Rate Exposure
     We operate in the United States, primarily manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2010 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.
     We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant portion of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could negatively impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% depreciation in RMB against the U.S. dollar would have decreased our gross profit and net income for approximately $500,000 and $300,000, respectively, for the quarter ended March 31, 2010.
     We expect our international revenues to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future if our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.
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
PART II. OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
     The material set forth in under the caption “Litigation” in Note 16 of the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A—RISK FACTORS
     Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.
     We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008 to a recent intra-day high of $19.98 in late March 2010. The closing sale price of our common stock on May 5, 2010 was $15.17. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:
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
     We are currently working to expand our production capacity at our primary manufacturing facility in Zhuhai, China. To successfully increase our manufacturing capacity, we must hire, train and manage substantial numbers of additional production personnel. If we cannot successfully expand our capacity on a timely basis, our revenue growth will be constrained and our ability to acquire and retain customers may be harmed, which could adversely affect our operating results.
     We have recently increased our overall headcount from 2,718 at December 31, 2009 to 3,446 at March 31, 2010, primarily due to an increase in our manufacturing headcount, and we have plans for additional hiring in manufacturing. However, the labor market in China, particularly in the manufacturing-heavy Southeast region of China where our facilities are located, has become more challenging for employers, and many companies are facing a shortage of qualified workers and/or higher costs due to increased wages. In addition, we need to devote significant time and resources to train newly-hired employees before they are able to contribute meaningfully to production. There is typically at least a six month lag between the hiring of new manufacturing personnel and the resulting benefit from such personnel in terms of increased production capacity. Also, the additional headcount and related measures to increase capacity increase our overhead and operating expense. Therefore, our operating results are likely to be negatively affected in the near term because we must increase expenses before we receive the expected benefit of increase revenue. Moreover, the expected demand for our increased capacity may not materialize, and our operating results could be further harmed.
Because we depend on third parties to supply some of our materials and components, we may not be able to obtain sufficient quantities of these materials, which could limit our ability to fill customer orders and harm our operating results.

     We depend on third parties to supply the materials and components we use to manufacture our products. A number of our third-party suppliers are currently experiencing capacity issues, and we are facing shortages and/or delays in the availability and delivery of materials and components. Difficulties in obtaining materials and components may delay or limit our product shipments, which could result in lost orders and/or our increased lead-times for delivering products to our customers. We obtain most of our critical materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. We could also experience discontinuation of key components, price increases and late deliveries from our suppliers. In addition, some of our suppliers are competitors who may choose not to supply components to us in the future.
Shifts in our product mix may result in declines in gross margins.
     Our gross profit margins vary among our product families, and our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for certain products and our ability to reduce product costs, and these fluctuations are expected to continue in the future. In addition, we must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.
Resources devoted to research and development may not yield new products that achieve commercial success.
     We are currently increasing our expenditures on research and development, with the goal of developing and introducing new products to serve our current market as well as products for expansion into new markets. The research and development process is expensive, prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.
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
     Our quarterly revenue has decreased from $43.0 million for the quarter ended September 30, 2008 to $33.6 million for the most recent quarter, ended March 31, 2010. There is a risk of a further decrease in revenue. We have recently been able to produce positive cash flow from operations, but may be unable to do so if revenue decreases.
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
     Our top five customers, although not necessarily the same five customers for each period together accounted for 56% and 54% of revenues for the three months ended March 31, 2010 and 2009, respectively, and 54% of revenues for the nine months ended March 31, 2010 and 2009.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — (REMOVED AND RESERVED)
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
Exhibit Index

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Bylaws of the Registrant.

3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.

3.4	(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.5	(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.

3.6	(6)	Amendment to Bylaws of the Registrant.

31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange

Exhibit No.	Description
Act of 1934, as amended.

32.1**
Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 29, 2000 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A, No. 333-41506, filed on August 1, 2000 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

**	The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC. (Registrant)
DATE: May 6, 2010	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer (Principal Financial and Accounting Officer)