Form 10-K
period 2010-06-27
OPLINK COMMUNICATIONS INC
filed 2010-09-10
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-31581

OPLINK COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 77-0411346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46335 Landing Parkway, Fremont, CA (Address of principal executive offices)	94538 (Zip Code)

Registrant’s telephone number, including area code:
(510) 933-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2009 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $332.6 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 31, 2010, approximately 19,334,651 shares of the registrant’s common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 27, 2010, the end of the registrant’s fiscal year.

Form 10-K
June 27, 2010

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

We began selling our products in 1996. We design, manufacture and sell optical networking components and subsystems. Our products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, ensure signal connectivity and provide signal transmission and reception within an optical network. Our products enable greater and higher quality bandwidth over longer distances, which reduce network congestion, transmission costs and energy consumption per bit. Our products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

We provide over 350 different products that are sold as components or are integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation, bandwidth management and transmission products. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”), wireless backhaul and fiber-to-the-home (“FTTH”) networks.

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

Our product portfolio includes solutions for next-generation, all-optical dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, switching and routing, monitoring and conditioning, fiber interconnect/termination/distribution and line transmission applications. Our addressable markets include long-haul networks, MANs, LANs, wireless backhaul and FTTH networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

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

Our product portfolio also includes optical transmission products, including fiber optic transmitters, receivers, transceivers and transponders. Optical transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. Our optical transmission products are used primarily in MAN, LAN, wireless backhaul and FTTH applications. Our transmission products are engineered with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface. We also provide transceivers with build-in transmit and receive optical multiplexing and demultiplexing optical filters so only a single fiber or connector interface is needed for bi-directional optical transmission.

We undertake research and development activities at our facilities in Wuhan and Zhuhai, China, in Hsinchu and Taipei, Taiwan, and at facilities in Fremont, California.

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

Our fiscal year ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. In this report, for presentation purposes, we present each fiscal year as if it ended on June 30, and each fiscal quarter as if it ended on September 30, December 31 or March 31, as the case may be. For more information, please see Note 1 of the notes to consolidated financial statements included at the end of this report.

Our Solution

Oplink is a leader in the optical industry and is uniquely positioned to provide unparalleled OMS to our customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer’s specific needs.

The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes Oplink’s OMS service the ideal solution for meeting the needs of system and subsystem companies for cost-effective manufacturing of optical equipment. Oplink possesses the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with our 182,000 square feet Class-10K clean room and a 574,000 square feet manufacturing facility in Zhuhai, China.

Oplink offers a wide range of engineering and design services, which include:

- Optic-centric design;

- Electrical system design;

- Software and firmware development;

- Thermal management;

- Mechanical design;

- System Integration; and

- Standards compliance.

Oplink offers customers turnkey solutions including the following value-added services:

-	Optical Product Design and Optimization. Oplink provides optical design, mechanical design, printed circuit board (PCB) layout and electrical design and software and firmware design services to our customers.

-	Testing. Oplink carries out full optical and electrical system and component testing for customers to test for reliability, compliance and subsystem integration.

-	Customer Care. Oplink provides preorder and post-sales customer support, access to engineering support, flexible order fulfillment/shipment and customer training around the globe.

-	System Integration. Oplink provides full system integration with performance testing, validation and guaranteed product performance. The integration and testing can be performed with any customer specified hardware or designs.

-	Procurement. Oplink leverages its extensive expertise in the optical industry in its selection of reliable suppliers with the highest quality products for customers.

-	Expert Assembly and Packaging. Oplink offers extensive experience in integrated assembly and packaging optimization to meet even the most challenging specifications.

-	Comprehensive Supply Chain Management. Oplink employs a synchronized and fully integrated supply chain model that addresses integration challenges specific to the optical environment as well as key logistical concerns.

-	Prototyping. To facilitate successful and timely new product introductions, Oplink’s manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

-	Global Distribution. Oplink provides customers with the flexible, worldwide shipment of assembled product.

Our Strategy

Oplink provides highly integrated optical sub-systems, pioneering design services and custom solutions to telecommunication equipment makers. By leveraging our well-established core competencies in optical design and manufacturing, we are able to serve not only equipment makers selling to end-customers, but also module and component makers in need of a manufacturing partner.

The core elements of our strategy are:

Strengthening and expanding our leadership in the passives. Oplink has successfully transformed from a pure components maker from its inception through IPO to a supplier today offering a comprehensive product portfolio encompassing passive components, modules and subsystems. We believe that our dedication to developing a diversified product line together with our manufacturing efficiency has well-positioned Oplink to provide system equipment makers with state-of-the-art tools, such as Reconfigurable Optical Add-Drop Multiplexers (ROADMs), for enhancing bandwidth provisioning and lowering network costs. It is projected that with the ever-increasing demand for bandwidth fueled by peer-to-peer networking traffic, file sharing, IPTV, internet video content, online gaming, music downloading and a myriad of other applications, the network infrastructure build-out will continue over the coming years. Oplink believes that a focus on strengthening and expanding our leadership in passive optical products, which unlike active products are agnostic to the data rate evolution to 40G/100G, is central to our business success in the future.

Innovation through integration and miniaturization based on commercially available technology platforms. Oplink understands that developing new products requires substantial investment with long and uncertain profitability cycles. As such, Oplink seeks to leverage its product development spending through incremental integration/hybridization and miniaturization based on existing technology platforms that are already widely available, including optical thin-film coating, free-space micro-optics, fused fiber optics, Micro-Electro-Mechanical Systems (MEMS), Planar Lightwave Circuit (PLC) or Arrayed-Waveguide Grating (AWG) and Liquid Crystal (LC). In addition, Oplink is proactively exploring optical technologies established outside the telecom industry to cultivate product ideas which could benefit our core business growth.

Growing market share in 10G and higher speed transceivers for metro applications. Oplink is focused on seeking to offer our customers best-in-class pluggable transceivers for 10G and higher data rate metro/aggregation DWDM and CWDM optical networking applications, capitalizing on the increasing demand for bandwidth upgrade and industry-wide transition from traditional larger footprint, higher power consumption 300-pin transponders to smaller, low power dissipating XFP and SFP+ form factors. We believe that our global product development model with integrated engineering teams both in the US and China will enable our worldwide customers to improve time-to-market with best features and performance. To address diverse customer network deployment conditions, we offer a broad portfolio of 10G DWDM and CWDM XFP and SFP+ products with a wide range of operating temperature ranges.

Enhancing engineering capabilities in China. In parallel to building solid manufacturing operations in China, Oplink has recognized the equal importance of leveraging the local talent in product design and development and significantly increased the engineering workforce in our facilities in Zhuhai and Wuhan. While R&D resource in the US participates in customer application support and focuses on developing advanced IP and prototypes, engineering teams in China have taken on an increasingly larger role in new product introduction. As a result, we are able to maintain relative lower overhead expense to better compete in the marketplace and deliver shareholder value.

One-Stop-Shop OMS solution provider. As a founder and leader of the OMS or photonic foundry model, Oplink offers a one-stop-shop approach or turnkey solutions that are customized to our customers’ specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing. Therefore, we believe that suppliers like Oplink who are able to offer a more integrated manufacturing solution to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer’s time-to-market. We believe that offering a broad range of solutions increases our penetration of existing and new customers.

Continuous focus on our cost structure. Oplink maintains vertically integrated photonic manufacturing facilities in low-cost overseas locations. Our low-cost manufacturing facilities allow us to do full design work in-house which enables us to supply cutting edge products at the lowest possible cost in the industry.

In an industry characterized by intense price competition and at times price erosion, our low-cost structure is a source of sustainable competitive advantage. The source of this sustainability comes from the fact that we believe our design and manufacturing facilities are difficult and expensive to replicate by other firms. Despite our existing streamlined cost structure, we continuously identify and implement cost-saving programs across our organization.

The increase in the worldwide demand for broadband increases the demand for our products. With our vertically integrated cost structure, it further leads to greater capacity utilization and therefore greater operating leverage as fixed costs are spread over a greater number of manufactured units, resulting in improved gross margins.

Customer satisfaction. Oplink places a high value on our relationships with our customers around the world, large and small. To date, Oplink has created well over 10,000 customized product specifications to fulfill customers’ exacting requirements. We believe building a long-term mutual trust with the customers is instrumental to nurture sustainable business growth and cultivate a healthy ecosystem.

Selectively pursuing acquisitions. From time to time Oplink engages in strategic discussions with other companies. In an industry characterized with excess capacity and intense price competition, we believe there are merits in continued industry consolidation. We intend to play an active part in the consolidation of the industry and will consider using acquisitions as a vehicle to broaden our product portfolio, obtain critical technologies, strengthen our relationships with existing customers and add new customers.

Products and Technologies

We provide a broad line of fiber optic subsystems and components designed to satisfy the needs of communications equipment suppliers. We categorize our products by the functionalities provided within a network, namely, bandwidth creation, bandwidth management, optical interconnect and transmission products. Some of our products have attributes that combine multiple functions. Some of our bandwidth creation and bandwidth management products utilize telecommunication interfaces to provide local or remote reporting and control to enhance their function in an optical network.

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

Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the wavelengths narrows and it becomes increasingly difficult to separate and combine them. We offer wavelength expansion products that are designed to enable the combination and separation of a particular wavelength in all parts of the network including emerging access, metro networks and long haul networks. Wavelength expansion products enable wavelength multiplexing (combining), de-multiplexing (separating), and wavelength interleaving, which combines light signals from two or more simultaneous sources over a single fiber. We offer the following products to handle these tasks:

-	Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber (multiplexing) or separates these wavelengths (demultiplexing) at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin film filters and arrayed wave guides, or AWGs. Our solutions are available in a variety of channel spacings.

-	Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the access, cable TV and metro environments. A CWDM multiplexer is an integrated optical module or subsystem that combines two or more wavelengths, at a channel spacing that is many times wider than for standard DWDM channel spacing for multiplexing or demultiplexing.

-	Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within multiplexer/demultiplexer (Mux/Demux) or optical add/drop applications. Our BWDMs pass a band of channels while isolating the channels adjacent to the band of channels sent. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products for the 50, 100 and 200 GHz channel spacing plans.

-	DWDM Interleavers. A DWDM interleaver is an optical component that combines two set of light signals each spaced at alternating ITU channel numbers from two separate fibers into a single fiber, which effectively doubles the capacity of the optical network system, or conversely, separates a single light source into two sets of alternately spaced signals.

Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals naturally lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. This power loss is referred to as attenuation. Through recent advances in technology, the optical signal can be amplified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require optical-to-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. While amplifiers range in complexity, a typical amplifier consists of a fiber and a number of fiber optic components. We offer both EDFA and Raman amplification products including EDFAs and the components used in EDFA and Raman amplifier designs. Our optical amplification products include the following:

-	Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of Erbium Doped Fibers (“EDFs”) and fiber optic components used in fiber optic amplifiers to boost the intensity of an incoming optical signal.

-	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ gain blocks, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

-	Wavelength Division Multiplexers (“WDM”) Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine light signals with pump laser sources. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

-	Integrated Hybrid Components. Optical amplifier systems can combine optical components, including isolators, tap couplers and WDM pump/signal combiners. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

-	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers of different wavelengths into one common pump source for amplification.

-	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two light sources of the same or different wavelengths with opposite polarization to increase the power output of the optical amplifier.

-	Gain Flattening Filters. Gain flattening filters are used to ensure that signals are amplified by equal amounts. Our thin film filter technology, or the technology in which layers of thin film separate optical signals, employs multiple layers of optical materials on glass to adjust optical output at different wavelengths to meet the needs of next-generation high power amplifiers.

-	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing a reflected light signal from returning to its laser source or EDF. Reflected light can interfere with a laser’s performance and create noise, which can impair system performance in optical networks.

-	Tap Couplers. Tap couplers transfer a small amount of optical signals from the main fiber into a secondary fiber. They are widely used for system monitoring purposes or for power splitting and have a very low insertion loss.

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

We offer the following products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency:

-	Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channels for use in monitoring the network performance.

-	Integrated WDM Monitor Arrays. Our integrated WDM monitor arrays convert optical signals into electrical signals for network wavelength selective power monitoring. This module combines multiple network power monitoring functions in a single module and integrates WDM filters and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not signals are being transmitted properly through the network.

-	Integrated Tap Monitor Arrays. Our integrated tap monitor arrays convert optical signals into electrical signals for network signal power monitoring. This module integrates a tap coupler, a device that splits the light power, and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not optical signals are being transmitted properly through the network.

-	Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches, electronics, firmware, software and third-party photo detectors. These subsystems integrate network switching protection functions and monitor optical signal quality such as optical power in response to unexpected disruption in the optical network. They provide redundant path protection with fast routing and switching with network fault management and diagnostic capability.

Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers for up to eight different end destinations. Our optical switching and routing products include the following:

-	Optical Add/Drop Multiplexers. Optical add/drop multiplexers, or OADMs, are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

-	Reconfigurable OADMs (“ROADMs”). ROADMs combine OADM functionality, optical wavelength selective switching, or WSS, and conditioning products, electronic circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of selective optical wavelengths having variable amplitudes for different end destinations.

-	Switches. Optical switches are devices that can direct optical signals to different end destinations.

-	Circulators. Circulators consist of sophisticated micro-optic components that are used to re-direct optical signals. Circulators are also used in dispersion compensation applications and in DWDM fiber grating based wavelength expansion products.

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

-	Variable Optical Attenuators. Variable optical attenuators, or VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have desired power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

-	Variable Multiplexers. Variable Multiplexers combine multiple ITU channel signals along with the function of adjusting the power level. The subsystems attenuate the power level of individual ITU signals to achieve equalization of the spectrum or blocking specific channels.

-	Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then combine these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.

Optical Interconnect Products

The acquisition of Emit Technology Co., Ltd. (“Emit”) in early 2010 enabled Oplink to offer communications system equipment makers a broadened suite of precision-made, cost-effective and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

Connectors and Adapters. Offered in different types and form factors to meet the varying application needs, optical connectors provide a precise and reliable means to terminate the fiber end, whereas adapters provide a pluggable solution for a pair of connectors to be physically coupled repeatedly at consistently low optical power loss.

Fixed Attenuators. Designed to reduce a pre-determined amount of light through the fiber to the exact level for added tolerance in system link budget, these in-line pluggable style fixed attenuators offer a compact, high accuracy solution for facile integration into existing systems.

Patchcords. These are simplex or duplex fiber optic cables assembled at various specified lengths and jacket ratings, and terminated with connectors of the same or different types at the two ends, providing light connectivity that endures environmental factors and human handling.

Termination and Distribution Enclosures. To ensure end-to-end signal integrity amid the increasing demand for better space utilization, this line of products offer a flexible economic solution in rack-, wall- or pole-mountable enclosures for organizing and protecting fiber terminations, splices and cable distribution featuring fiber bend radius control and strain/slack management in indoor and outdoor applications.

Transmission Products

The acquisition of Optical Communication Products, Inc. (“OCP”) in 2007 and continuing product development have enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in

MAN, LAN, and FTTH applications. Fiber optic modules are integrated optoelectronic components and integrated circuits with embedded control and software that are used to enable network equipment to transmit data over long distance of optical fiber. Our transmission products convert electronic signals into optical signals and back into electronic signals often with build-in microcontroller based signal monitoring and conditioning, facilitating the transmission of information over fiber optic communication networks.

SFP Transceivers. Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows Oplink’s customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. SFP Transceivers are for 4Gbps transmission speed or below. Oplink’s cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

SFP+ Transceivers. Enhanced small form-factor pluggable, or SFP+, transceivers are similar products to SFP while delivering the signal at 6-10Gbps. It is also “hot-pluggable” that can be removed or inserted into the equipment without turning off the power of the system. They are initially deployed for 10Gbps LAN, SAN (storage area network) and datacenter applications. With most efficient measurement in Gbps per watt per cubic centimeters, they are increasingly deployed for broader range of applications, including MAN and WDM optical networking applications.

XFP Transceivers. 10 Gigabit small form-factor pluggable is a hot-pluggable, protocol-independent optical transceiver with build-in clock and data recovery circuits for 10 Gigabit per second SONET/SDH, Fiber Channel, gigabit Ethernet, 10 gigabit Ethernet and other applications, including CWDM and DWDM optical networks. It includes digital diagnostics and the electrical interface specification is a portion of the XFP Multi Source Agreement specification.

CWDM Transceivers. Coarse wavelength division multiplexing, or CWDM, transceivers allow the aggregation of multiple channels of optical signals onto a single optical fiber by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20 nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost with relaxed temperature and wavelength control, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.

Oplink’s CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF, SFP, XFP and SFP+, and provide up to 16 wavelength channels at nominally 1271nm, 1291nm, 1311nm, 1331nm, 1351nm, 1371nm, 1391nm, 1411nm, 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 125 Mb/s Fast Ethernet up to 10Gb/s 10GbE and OC-192 SONET/SDH. Oplink’s CWDM transceiver products are available in industrial operating temperature option (−40 to +85 degrees Celsius).

Bi-Directional Transceivers. Bi-Directional transceivers allow full duplex transmission utilizing a single fiber. These transceivers incorporate lasers, receivers and optical filters, allowing simultaneous transmission and reception from a single port or a single fiber. The advantage of Bi-Directional transceiver modules is lower material cost, lower installation cost and lower operational cost for fiber installations, as a result of having to purchase, install, maintain, and administer fewer fibers.

Oplink’s Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates cover 125Mbps to 2.5Gbps for Fast Ethernet, Gigabit Ethernet and SONET/SDH applications. Our Bi-Directional product families are available in an industrial operating temperature option (−40 to +85 degree Celsius).

DWDM Transceivers. Dense wavelength division multiplexing, or DWDM, transceivers allow the aggregation of great channel number of optical signals onto single fiber by utilizing different wavelengths with close spacing. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8 nm or 0.4nm. DWDM transceivers enable an optical transport system to increase the transmission capacity significantly over a single fiber.

Oplink’s DWDM transceivers are available in the SFP, XFP and SFP+ package, and provide up to 88 wavelength channels. DWDM SFP transceivers are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.5Gb/s and accommodate reaches up to 200km. DWDM XFP transceivers are available to support 10GbE and OC192 SONET data rate with or without forward error correction (FEC) at modulation speed up to 11.3Gbps. Both DWDM SFP and XFP transceivers are available for industrial temperature operation (−40 to +85 degree Celsius). DWDM SFP+ transceivers are available to support 10GbE applications with smallest size and lowest power dissipation among all 10Gbps transceivers.

Optical Supervisory Channel Transceivers. Optical supervisory channel transceiver is an optical transceiver operating at a pre-determined wavelength outside the EDFA band, and are used to transmit and receive optical channel monitoring messages between amplification and add/drop sites, and throughout the optical networking terminals.

GEPON Products. Oplink’s GEPON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GEPON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source. Oplink also offers “Turbo GEPON” transceivers that support 2x GbE data rate for increased bandwidth capacity.

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2010, we sold our products to over 533 companies worldwide. Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2010, 2009 and 2008. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. See “Concentration of Credit Risk” under Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements.

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

Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels. As of June 30, 2010, we employed 38 people in sales, marketing, and customer service and support in the U.S. and 33 people in sales and marketing in Asia, who manage key customer accounts and support our direct sales force, sales representatives and distributors. We currently have outside sales representatives and/or distributors selling our products in Israel, Italy, Japan and South Korea.

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

Research and Development

As of June 30, 2010, we had 319 engineers involved in research and development of our products. Our research and development activities are focused on enhancing our current optical communications products and developing new technologies and products to serve the current and next-generation communication markets. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary product research and development facility is located in Wuhan, China. We also perform product research and development at our facilities in Zhuhai, China, Hsinchu, Taiwan, and Fremont, California. Our research and development expenses, including non-cash compensation expense, was $11.2 million, $11.8 million and $15.4 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Manufacturing

We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China and through our contract manufacturer in Dongguan, China, SAE Magnetics (H.K.) Limited, a wholly-owned subsidiary of TDK Corporation. We manufacture our optical interconnect products at our recently acquired Emit facility in Taipei, Taiwan. We maintain a pilot line at our headquarters in Fremont, California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs.

We own our facility in the Zhuhai Free Trade Zone totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We currently lease 68,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties. We plan to terminate the lease by the end of calendar year 2010 to accommodate our future production capacity requirement. We also own the Taipei facility totaling approximately 30,000 square feet which maintains complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

A number of critical raw materials used in manufacturing our products are acquired from single or limited source suppliers. The inability to obtain sufficient quantities of those materials may result in delays, increased costs and reductions in our product shipments.

We are subject to various federal, state and local laws and regulations relating to the storage, use, discharge and disposal of toxic or otherwise hazardous or regulated chemicals or materials used in our manufacturing processes. To date, such laws and regulations have not materially affected our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future.

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

Competition

The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

- competitive pricing;

- the quality of our manufacturing processes and products;

- the breadth of our product line;

- offering short-lead times;

- availability, performance and reliability of our products;

- our ability to participate in the growth of emerging technologies;

- the ability to win designs through prototyping;

- established relationships with key customers;

- ability to provide technical design support;

- the compatibility of our products with existing communications networks;

- manufacturing capacity and capability; and

- our financial strength.

We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, DiCon

Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, Oclaro, OpNext, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.

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

Intellectual Property

As of June 30, 2010, we had been granted 188 issued patents and had 7 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 25 issued patents and 3 pending patent applications in the People’s Republic of China, 5 issued patents in Taiwan and 3 issued patents in Canada.

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

Employees

As of June 30, 2010, Oplink had 118 full-time employees located in the United States and 3,703 full-time employees located in Asia. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008

Revenues:
United States	$46,963	$48,154	$72,098
China	34,698	34,529	31,713
Europe	24,012	24,001	23,664
Japan	16,624	17,462	17,783
Canada	4,163	6,949	17,912
Asia-Pacific (excluding China and Japan)	12,349	12,637	13,083

Totals	$138,809	$143,732	$176,253

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2010	2009

United States	$5,959	$7,492
Asia	27,404	22,826

Totals	$33,363	$30,318

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2010:

Name	Age	Position

Joseph Y. Liu	59	Chairman and Chief Executive Officer
Shirley Yin	42	Senior Vice President and Chief Financial Officer
Peter Lee	36	Chief Operating Officer
River Gong	47	Senior Vice President, Worldwide Sales
Stephen M. Welles	42	Vice President, General Counsel and Secretary

Joseph Y. Liu, one of our founders, has served as our Chief Executive Officer since October 2002, and has served as a member of our Board of Directors since our inception in 1995, serving as Chairman of the Board since November 2009. Mr. Liu also served as our Chief Executive Officer from September 1999 to November 2001, and served as our Chairman of the Board from our inception in 1995 through May 2000 and again from November 2001 to August 2002. Mr. Liu currently serves on the board of directors of BCD Semiconductor Manufacturing Ltd., a private analog device company, and has done so since October 2006. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

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

Directors

The following table sets forth certain information regarding our directors as of August 31, 2010:

Name	Age	Position

Joseph Y. Liu	59	Chairman and Chief Executive Officer
Chieh Chang	58	Director
Tim Christoffersen	68	Director
Jesse W. Jack	74	Director
Hua Lee	58	Director

Joseph Y. Liu’s biography is set forth above under “Executive Officers.”

Chieh Chang has been a member of our Board of Directors since September 1995. Mr. Chang has served as Chief Executive Officer of BCD Semiconductor Manufacturing Ltd., a private analog device company, since September 2008. Mr. Chang served on the board of directors of Genesis Microchip Inc., a NASDAQ-listed semiconductor company, from November 2004 until its acquisition by STMicroelectronics in January 2008. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc. (now Chingis Technology Corporation), a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from University of California, Los Angeles.

Tim Christoffersen has been a member of our Board of Directors since November 2009. Mr. Christoffersen served on the board of directors of Genesis Microchip Inc. from August 2002 until January 2008. From June 2004 to April 2006, Mr. Christoffersen was Chief Financial Officer of

Monolithic Power Systems, Inc. (MPS), a semiconductor company, and served on MPS’s board of directors from March 2004 to July 2004. Mr. Christoffersen served as a financial consultant to technology companies from 1999 to 2004. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips and Technologies, Inc. from 1994 to 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master’s degree in Divinity from Union Theological Seminary in New York City.

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

Item 1A - Risk Factors

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

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008. The closing sale price of our common stock on September 7, 2010 was $17.10. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

We are subject to the cyclical nature of the telecommunications equipment market and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures by carriers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles – for both manufacturers’ and their customers’ products – and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

Our historical results of operations have been subject to substantial fluctuations, and we may experience substantial period-to-period fluctuations in future results of operations. Any future downturn in the markets in which we compete could significantly reduce the demand for our products and therefore may result in a significant reduction in revenue. It may also increase the volatility of the price of our common stock. Our revenue and results of operations may be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the markets utilizing our products.

In addition, the communications networks industry from time to time has experienced and may again experience a pronounced downturn. To respond to a downturn, many carriers may slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment, which would have a negative impact on our business. Weakness in the global economy or a future downturn in the communications networks industry may cause our results of operations to fluctuate from year-to-year, harm our business, and may increase the volatility of the price of our common stock.

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

Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2010, 2009 and 2008. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. We expect that sales to Tellabs, in particular, may increase as a percentage of our total sales in the coming quarters.

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

Our cost advantage from having our manufacturing and most of our R&D in China may diminish over time due to increasing labor costs.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages. We have recently increased our wage rates at our Zhuhai facility by more than 30% due to government-mandated increases in minimum wage levels. We expect that we may be required to increase wages even more in the future due to market conditions and/or additional government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims against Finisar. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. We and Finisar have agreed to toll our respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar.

If Finisar brings a new similar lawsuit against us, and if we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which could materially harm our business.

Although we believe that we would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that we will be successful in our defense. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of our management and technical personnel, which could harm our business.

We are under continuous pressure to reduce the prices of our products.

The communications networks industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past and we expect to experience pricing pressure for our products in the future. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would suffer.

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

Although we were profitable in fiscal 2010 with net income of $11.1 million, we did incur losses of $13.8 million and $6.8 million, for fiscal years ended June 30, 2009 and 2008, respectively. As of June 30, 2010, we had an accumulated deficit of $222.2 million. We will need to increase or maintain our revenues while continuing to control costs and operating expenses to maintain our profitability.

If we do not successfully increase our manufacturing capacity, we may face capacity constraints that could harm our business.

We have been working to expand our production capacity at our primary manufacturing facility in Zhuhai, China. To successfully increase our manufacturing capacity, we must hire, train and manage substantial numbers of additional production personnel. If we cannot successfully expand our capacity on a timely basis, our revenue growth will be constrained and our ability to acquire and retain customers may be harmed, which could adversely affect our operating results.

We have recently increased our overall headcount from 2,718 at December 31, 2009 to 3,821 at June 30, 2010, primarily due to an increase in our manufacturing headcount, and we have plans for additional hiring in manufacturing. However, the labor market in China, particularly in the manufacturing-heavy Southeast region of China where our facilities are located, has become more challenging for employers, and many companies are facing a shortage of qualified workers and/or higher costs due to increased wages. In addition, we need to devote significant time and resources to train newly-hired employees before they are able to contribute meaningfully to production. There is typically at least a six month lag between the hiring of new manufacturing personnel and the resulting benefit from such personnel in terms of increased production capacity. Also, the additional headcount and related measures to increase capacity increase our overhead and operating expense. Therefore, our operating results are likely to be negatively affected in the near term because we must increase expenses before we receive the expected benefit of increase revenue. Moreover, the expected demand for our increased capacity may not materialize, and our operating results could be further harmed.

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

Our ROADM Optical Switching and Routing product accounts for a significant portion of our revenues.

Our ROADM products account for a substantial portion of our revenues. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a high of $13.7 million in the second quarter of fiscal 2008 to a low of $4.2 million in the fourth quarter of fiscal 2010. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold primarily to one customer. We are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.

Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. The vendor that provides the primary and critical component to our ROADM product could begin to compete with us by selling completed ROADM products or could be acquired by another company, which could result in us losing all of our current ROADM business.

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors’ products rather than our products or develop internal capabilities to produce their own fiber optic modules.

The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Avago Technologies, Oclaro, DiCon Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, MRV Communications, NEL Hitachi Cable, OpNext, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address. The development of alternative solutions to fiber optic transmission needs by our competitors, particularly systems companies that also manufacture modules, such as JDS Uniphase, could significantly limit our growth and harm our competitive position.

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

In addition, existing and potential customers, especially in Japan and other international markets may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. The use of our net operating loss carryforwards prior to 1999 are subject to certain limitations due to certain changes in our ownership in 1999 and 1998. If the use of our net operating loss carryforwards is limited to a further extent than we anticipate, our operating results may suffer.

The tax benefits available to our subsidiaries located in China are currently being phased out, which will result in higher taxes required to be paid by our Chinese subsidiaries than were required in the past.

Our subsidiaries located in China formerly enjoyed tax benefits in the form of tax holidays in China that were generally available to foreign investment enterprises, or FIEs. In the past, our subsidiaries in China have qualified for the preferential tax treatment provided to FIEs and have not been obligated to pay income tax. However, the new Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008, imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. The EIT Law provided a five-year “grandfather” or phase-in period for FIEs established before the new law was adopted. As such, we had a full exemption from tax for calendar years 2007 and 2008 and have reduced tax rates for calendar years 2009, 2010 and 2011. Beginning with calendar 2012, our China subsidiaries may be subject to the full income tax rate. The increased taxes to be paid by our China subsidiaries may have an adverse effect on our financial results.

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

We ship inventory and other materials to and from our facilities in China and Taiwan and, as a result, are subject to various Chinese, Taiwanese and U.S. customs-related laws. Given the geographic distance and changing regulations and governmental standards, it can be difficult to monitor and enforce compliance with customs laws. Our customs practices in China have been reviewed by local governmental authorities in China and will be reviewed periodically in the future. The authorities may determine that additional duties must be paid or that certain of our practices must be changed. The U.S. Customs Service may also require us to revise product classifications from time to time with respect to various items imported into the United States. In such cases we may be required to pay any increase in customs duty to account for the difference in duty actually paid by Oplink and the duty owed under the amended product classification, and may also be subject to penalties under applicable laws.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own the following facilities as of June 30, 2010:

•	We own our building in Fremont, California, totaling approximately 51,000 square feet. The building is our headquarters and is used for administration, sales and marketing, and research and development.

•	We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is our principal manufacturing center and is also used for administration, research and development, and employee living quarters. We currently lease 68,000 square feet of our facility in the Zhuhai Free Trade Zone to third parties. We plan to terminate the lease by the end of calendar year 2010 to accommodate our future production capacity requirement.

•	We own our facility in Taipei, Taiwan, totaling approximately 30,000 square feet which is used to maintain complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

•	We also own a 61,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

We lease the following facilities as of June 30, 2010:

•	We lease a total of approximately 46,000 square feet in Shanghai, China. Our Shanghai facilities are used for manufacturing, administration, and research and development. The lease for our Shanghai facilities expires in July 2011.

•	We lease a research and development site in Hsinchu, Taiwan. This lease is for an 8,400 square feet facility and expires on December 31, 2012.

•	We lease a small facility in Woodland Hills, California. The facility is used for sales and marketing and supply chain management. The lease expires in January 2011.

We believe that our facilities are currently adequate for our purposes. We believe that suitable additional or replacement spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

Information with respect to this item may be found in under the caption “Litigation” in Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	(Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low

Fiscal 2010:
Quarter ended June 30, 2010	$19.60	$13.40
Quarter ended March 31, 2010	$19.16	$14.80
Quarter ended December 31, 2009	$18.00	$14.40
Quarter ended September 30, 2009	$14.37	$11.16

Fiscal 2009:
Quarter ended June 30, 2009	$12.99	$7.56
Quarter ended March 31, 2009	$8.60	$5.95
Quarter ended December 31, 2008	$12.31	$5.14
Quarter ended September 30, 2008	$14.00	$9.39

As of August 31, 2010, there were approximately 72 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/05	6/06	6/07	6/08	6/09	6/10

Oplink Communications, Inc.	100.00	158.58	129.91	83.14	98.73	124.11
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Telecommunications	100.00	104.77	148.09	129.55	101.24	105.45

Use of Proceeds from Sales of Registered Securities

On October 3, 2000, the SEC declared effective our Registration Statement on Form S-1 (No. 333-41506). Pursuant to this Registration Statement, we completed an initial public offering of 2,250,714 shares of common stock. We incurred expenses of approximately $22.6 million, of which $19.9 million represented underwriting discounts and commissions and $2.7 million represented other related expenses. The net offering proceeds to Oplink after total expenses were $261.0 million. As of June 30, 2010, we had $160.3 million in cash, cash equivalents, short-term and long-term investments.

Repurchases of Equity Securities

The following table provides information with respect to the shares of common stock we repurchased during our fiscal quarter ended June 30, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	may yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
Month	Purchased	Paid per Share	or Programs	Plans or Programs

March 29 — April 25, 2010	—	$—	—	$16.5 million (1)
April 26 — May 23, 2010	639,100	14.76	639,100	$7.1 million
May 24 — June 27, 2010	883,805	14.21	883,805	$34.5 million (2)

	1,522,905	$14.44	1,522,905

(1)	In August 2008, Oplink announced a share repurchase program authorizing the repurchase up to $20 million of its common stock. Approximately $3.5 million of common stock was repurchased under this program during fiscal 2009. No shares were purchased under this program during the first ten months of fiscal 2010.

(2)	On June 1, 2010, Oplink announced a new program authorizing the repurchase up to an additional $40 million of its common stock.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statement of operations data for the three fiscal years ended June 30, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of June 30, 2010 and 2009 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2007 and 2006 and the selected consolidated balance sheet data as of June 30, 2008, 2007 and 2006 are derived from audited financial statements not included in this Form 10-K.

Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal years 2010, 2009, 2008, 2007 and 2006 consisted of 52 weeks. Fiscal 2011 will be a 53-week fiscal year, one week more than a typical fiscal year. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

In June 2007, we acquired 58% of Optical Communication Products, Inc.’s (“OCP”) outstanding common stock with the remaining 42% being acquired in October 2007. As a result, fiscal years 2010, 2009 and 2008 had a full year of financial results from OCP while fiscal year 2007 had one month of financial results from OCP.

In January 2010, we acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd. (“Emit”) and acquired additional 2.9% of Emit’s outstanding shares subsequent to the acquisition date. As a result, fiscal year 2010 included financial results from Emit since the acquisition date.

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$138,809	$143,732	$176,253	$107,499	$54,846

Cost of revenues:
Cost of revenues	94,265	110,611	140,539	78,588	39,121
Stock compensation expense	373	459	456	315	248

Total cost of revenues	94,638	111,070	140,995	78,903	39,369

Gross profit	44,171	32,662	35,258	28,596	15,477

Operating expenses:
Research and development:
Research and development	10,097	10,819	14,393	6,796	6,140
Stock compensation expense	1,061	980	1,022	618	557

Total research and development	11,158	11,799	15,415	7,414	6,697

Sales and marketing:
Sales and marketing	8,238	8,076	10,501	6,064	4,092
Stock compensation expense	1,368	1,105	1,001	733	580

Total sales and marketing	9,606	9,181	11,502	6,797	4,672

General and administrative:
General and administrative	7,623	9,639	14,268	7,102	6,300
Stock compensation expense	3,218	2,848	5,452	3,045	1,279

Total general and administrative	10,841	12,487	19,720	10,147	7,579

Impairment charge	—	10,829	626	—	—
Transitional costs for contract manufacturing, other charges and restructuring costs	—	—	2,285	216	(72)
Merger fees	—	—	5,618	1,451	—
In-process research and development	—	—	—	—	1,120
Amortization of goodwill, intangible and other assets	1,651	1,648	1,519	222	72

Total operating expenses	33,256	45,944	56,685	26,247	20,068

Income (loss) from operations	10,915	(13,282)	(21,427)	2,349	(4,591)
Interest and other income, net	867	3,066	7,518	9,666	7,030
Gain (loss) on sale or disposal of assets	942	(1,533)	2,305	(18)	(458)

Income (loss) before provision for income taxes	12,724	(11,749)	(11,604)	11,997	1,981
Provision for income taxes	(1,645)	(2,074)	(1,045)	(241)	(73)

Net income (loss)	11,079	(13,823)	(12,649)	11,756	1,908
Net loss attributable to noncontrolling interest	—	—	(5,891)	(1,418)	(30)

Net income (loss) attributable to Oplink Communications, Inc.	$11,079	$(13,823)	$(6,758)	$13,174	$1,938

Net income (loss) per share attributable to
Oplink Communications, Inc.:
Basic	$0.54	$(0.67)	$(0.31)	$0.60	$0.09

Diluted	$0.51	$(0.67)	$(0.31)	$0.57	$0.09

Shares used in per share calculation:
Basic	20,699	20,589	21,533	22,071	21,353

Diluted	21,631	20,589	21,533	22,942	22,184

	June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$160,343	$168,656	$142,081	$227,878	$188,280
Working capital	182,606	188,750	159,696	254,076	138,276
Total assets	259,598	249,947	268,740	368,389	237,955
Long-term liabilities	4,923	3,492	989	207	30
Total stockholders’ equity	$228,649	$228,027	$238,270	$269,775	$227,140

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and sell optical networking components and subsystems. Our products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, ensure bandwidth distribution connectivity and provide signal transmission and reception within an optical network. Our products enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. Our products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

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

Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal years 2010, 2009 and 2008 consisted of 52 weeks. Fiscal 2011 will be a 53-week fiscal year, one week more than a typical fiscal year.

Revenues. We generate substantially all of our revenues from the sale of fiber optic components and subsystems. Our products are generally categorized into the four following major groups: (1) bandwidth creation products, which include wavelength expansion and optical amplification products; (2) bandwidth management products, which include optical switching products and wavelength performance monitoring and protection products; (3) transmission products, which include fiber optic transmitters, receivers, transceivers and transponders; and (4) optical interconnect products, which include signal connectivity and distribution products.

Cost of Revenues. Our cost of revenues consists of raw material, salaries including stock compensation expense and related personnel expenses, manufacturing overhead, provisions for excess and obsolete inventories, amortization of intangible assets, and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, salaries and related personnel expenses, manufacturing volume, pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.

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

Stock Compensation Expense. We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Our stock compensation is generally accounted for as an equity instrument. Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units (“RSAs” and “RSUs”) and purchases under the employee stock purchase plan pursuant to the provisions of ASC 718.

As of June 30, 2010, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $4.2 million which will be recognized over an estimated weighted average amortization period of 2.1 years. The unrecorded deferred stock compensation balance related to RSUs was $4.4 million which will be recognized over an estimated weighted average amortization period of 3.2 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2010 and 2009. During the year ended June 30, 2010, we issued 501,813 restricted stock awards and units, with a total grant-date fair value of $7.0 million.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition and Product Returns

We recognize revenue from product sales upon delivery of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue associated with contract-related cancellation payments from customers when a formal agreement is signed or a purchase order is issued by the customer covering these payments and we determine the collectibility of the cancellation payments to be reasonably assured. In addition, we estimate future product returns based upon actual historical return rates and reduce our revenue by these estimated future returns. If the historical data we use to calculate these estimates does not properly reflect future returns, future estimates could be revised accordingly.

Depreciation and Amortization Expenses

Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

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

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2010, 2009 and 2008. In such instances, our gross margins were positively impacted by the utilization of previously reserved inventory of $5.8 million, $4.0 million and $1.2 million in fiscal 2010, 2009 and 2008, respectively.

Impairment of Investments

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our marketable securities may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that we have both the intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value and the amount of the write-down would be accounted for as a realized loss. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the fair value has been below the cost basis of the security, our ability and intent to hold the security for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the security, and whether a credit loss exists.

Impairment of Long-Lived Asset

We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In fiscal 2008, a charge of $517,000 was recorded based upon an impairment analysis of the carrying amount of the purchased intangible assets related to the acquisition of F3 Inc. (“F3”) in fiscal 2006. There was no impairment charge related to long-lived assets recorded in fiscal 2010 or 2009.

Impairment of Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid for a business acquisition over the fair value of net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The impairment test is a two-step process. In the event that we determine that the value of goodwill has become impaired, we will record an impairment loss during the fiscal quarter in which the determination is made.

Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. In fiscal 2009, we recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink’s acquisition of Optical Communication Products, Inc. (“OCP”) in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp (“Fibercom”) in fiscal 2006. We did not record any goodwill impairment charge in fiscal 2010 or 2008.

Fair Value Accounting

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The fair value of our Level 1 financial assets is based on quoted prices in active markets for identical underlying securities and generally include money market funds. Determining fair value for Level 1 instruments generally does not require significant management judgment.

The fair value of our Level 2 financial assets is based on inputs observable for the underlying securities other than quoted prices included within Level 1 and generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. We do not hold any financial assets or liabilities measured at fair value using Level 3 inputs, which requires significant management judgment.

Business Combinations

In fiscal 2010, we adopted ASC Topic 805, “Business Combination” (“ASC 805”), which revised the accounting guidance that we used to account for our acquisitions prior to fiscal 2010. In accordance with ASC 805, we recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree generally at their fair values as defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Acquisition-related transaction costs and costs associated with restructuring activities initiated by us are accounted for as expenses in the periods in which the costs are incurred. We record the values of assets and liabilities based on independent valuations and internal estimate. The determination of fair value requires our management to make significant estimates and assumptions, and accordingly, our financial position or results of operations may be affected by changes in these estimates and assumptions.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. See Note 11 – “Income Taxes” in the consolidated financial statements for additional information.

Stock Compensation

We account for stock-based compensation in accordance with the provision of ASC 718. We utilize the Black-Scholes option valuation model to estimate the grant-date fair value of employee stock options, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends since our initial public offering. Further, we estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We expense the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock compensation awards and up to two years for purchase rights under our employee stock purchase plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock options and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option valuation model or other allowable valuation models, nor is there a method to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

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

Loss Contingencies

We are or have been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. We evaluate contingent liabilities including threatened or pending litigation in accordance with GAAP. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates, which could materially impact our results of operations, financial position and cash flows.

Results of Operations for Fiscal 2010, 2009 and 2008

Revenues

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Revenues	$138,809	$143,732	$(4,923)	−3.4%	$143,732	$176,253	$(32,521)	−18.5%

The acquisition of Emit Technology Co., Ltd. (“Emit”) contributed approximately $2.6 million of revenues for fiscal 2010. Excluding the impact of the Emit acquisition, revenues for fiscal 2010 decreased $7.5 million compared to fiscal 2009. The decrease was mainly due to decreased unit shipments of our line transmission application product, ROADM optical switching and routing product and monitoring and conditioning product, partially offset by increased revenues of our multiplexer product and optical amplification product. A decline in average selling prices, which is a characteristic of the industry in which we operate, also contributed to the decrease in revenues in fiscal 2010 compared to fiscal 2009.

Our ROADM optical switching and routing product, of which the primary and majority of the components are obtained from third party vendors accounted for approximately 13% of revenues for fiscal 2010 compared to 16% of revenues for fiscal 2009. Our line transmission application product accounted for approximately 26% and 31% of revenues for 2010 and 2009, respectively.

Revenues for fiscal 2009 decreased $32.5 million compared to fiscal 2008. The decrease was mainly due to decreased unit shipments in our ROADM optical switching and routing product, line transmission application product, wavelength expansion product and monitoring and conditioning product, partially offset by increased revenue of our optical amplification product. Our ROADM optical switching and routing product and line transmission application product accounted for 56% and 30% of the decrease in revenues, respectively. The decrease in unit shipments was primarily due to a decrease in spending activity in the telecommunications industry. A decline in average selling prices also contributed to the decrease in revenues in fiscal 2009 compared to fiscal 2008.

Our ROADM optical switching and routing product accounted for approximately 16% of revenues for fiscal 2009 compared to 23% of revenues for fiscal 2008. Our line transmission application product accounted for approximately 31% of revenues for both fiscal 2009 and 2008.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. We expect that revenues from our top five customers as a percentage of total revenues will increase in fiscal 2011.

Gross Profit

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Gross profit	$44,171	$32,662	$11,509	35.2%	$32,662	$35,258	$(2,596)	−7.4%
Gross profit margin	31.8%	22.7%			22.7%	20.0%

The increase in gross profit for fiscal 2010 compared to fiscal 2009 primarily reflected lower material costs, lower provision for excess and obsolete inventory, higher utilization of previously reserved inventory, and lower manufacturing overhead expenses, partially offset by lower revenues and higher direct labor costs. The higher labor costs were primarily due to increases in employee headcount and higher employee compensation expenses in China. We have recently increased our wage rates at our manufacturing facilities in Zhuhai by more than 30% due to government-mandated increases in minimum wage levels. We expect our labor costs to continue to increase in fiscal 2011 due to increased headcount and/or increased wage rates. In fiscal 2009, we recorded a provision for excess and obsolete inventory of $4.1 million which was primarily related to our line transmission application product. Our gross profit for fiscal 2010 was positively impacted by sales of inventory that had been previously reserved of $5.8 million, compared to sales of previously-reserved inventory of $4.0 million in fiscal 2009.

Our gross profit margin increased in fiscal 2010 compared to fiscal 2009 primarily due to lower material costs as a percentage of revenues, lower provision for excess and obsolete inventory, and higher utilization of previously reserved inventory, partially offset by higher labor costs and manufacturing overhead expenses as a percentage of revenues. In general, gross profit margins for our ROADM optical switching and routing product for which the primary and majority of the components are obtained from third party vendors are below the average margins of our other products. Should the ROADM optical switching and routing product revenues grow faster than the revenues of our other products, our gross profit margins will decline. We expect revenues from our ROADM optical switching and routing product to increase in fiscal 2011.

The decrease in gross profit for fiscal 2009 compared to fiscal 2008 was mainly due to lower revenues, partially offset by lower provision for excess and obsolete inventory, lower labor costs and lower manufacturing overhead expenses. The decrease in labor costs and manufacturing overhead expenses reflected the costs savings associated with OCP’s manufacturing being transitioned from higher cost facilities in the United States to lower cost facilities in China, further integration of OCP and other cost reduction efforts. Our gross profit for fiscal 2009 was positively impacted by sales of inventory that had been previously reserved of $4.0 million, compared to sales of previously-reserved inventory of $1.2 million in fiscal 2008.

Our gross profit margin increased slightly in fiscal 2009 compared to fiscal 2008. The increase was mainly driven by lower provision for excess and obsolete inventory, a higher utilization of inventory that had been previously reserved and lower labor costs and manufacturing overhead expenses as a percentage of revenues, partially offset by higher material costs as a percentage of revenues.

Research and Development

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Research and development	$11,158	$11,799	$(641)	−5.4%	$11,799	$15,415	$(3,616)	−23.5%

Research and development expenses decreased $641,000 for fiscal 2010 compared to fiscal 2009 and $3.6 million for fiscal 2009 compared to fiscal 2008. The decrease was mainly driven by cost savings as a result of continued integration of OCP, more research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction measures.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. In addition, we intend to devote more resources to development of new products to serve our current market as well as products for expansion into new markets. As a result, we expect our research and development expenses in fiscal 2011 will increase compared to fiscal 2010. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Sales and marketing	$9,606	$9,181	$425	4.6%	$9,181	$11,502	$(2,321)	−20.2%

Sales and marketing expenses increased slightly for fiscal 2010 compared to fiscal 2009. The acquisition of Emit accounted for approximately $106,000 of the total increase in sales and marketing expenses. Excluding the impact of the Emit acquisition, the increase in sales and marketing expenses was mainly due to higher stock compensation expense.

The decrease in sales and marketing expenses for fiscal 2009 compared to fiscal 2008 was mainly driven by the cost savings associated with the integration of OCP and lower sales commission expenses as a result of decreased revenues.

General and Administrative

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

General and administrative	$10,841	$12,487	$(1,646)	−13.2%	$12,487	$19,720	$(7,233)	−36.7%

The decrease in general and administrative expenses for fiscal 2010 compared to fiscal 2009 mainly reflected reduced professional fees, the cost savings associated with the further integration of OCP and other cost reduction measures and lower provision for doubtful accounts, partially offset by higher stock compensation expense. We do not expect a similar level of decrease in general and administrative expenses in fiscal 2011 from fiscal 2010 level.

The decrease in general and administrative expenses for fiscal 2009 compared to fiscal 2008 was mainly driven by the cost savings associated with the integration of OCP and other cost control efforts. Lower stock compensation expense further contributed to the decrease in general and administrative expenses for fiscal 2009 compared to fiscal 2008. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions, which contributed $2.7 million in stock compensation expense for fiscal 2008.

Stock Compensation Expense

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Stock compensation expense	$6,020	$5,392	$628	11.6%	$5,392	$7,931	$(2,539)	−32.0%

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments granted to employees and members of our board of directors, primarily in the form of stock options, RSAs, RSUs and purchases under the employee stock purchase plan (see Note 2 of the notes to the consolidated financial statements). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock compensation expense increased $628,000 in fiscal 2010 compared to fiscal 2009. The increase was primarily due to the amortization of RSUs which were granted in the beginning of fiscal 2010 and additional grants to new and existing employees during the year.

Stock compensation expense decreased $2.5 million, or 32.0% in fiscal 2009 compared to fiscal 2008. The acquisition of OCP by Oplink resulted in the accelerated vesting of OCP stock options pursuant to change-in-control provisions, which contributed $2.7 million in stock compensation expense for fiscal 2008. Excluding the impact of the OCP acquisition, stock compensation expense increased slightly in fiscal 2009 compared to fiscal 2008 as a result of additional grants to new and existing employees. Stock compensation expense for fiscal 2009 includes the continued amortization of previously-granted stock options.

Impairment Charge and Other Costs. There was no impairment charge in fiscal 2010. Oplink had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom in fiscal 2006. Due to the financial liquidity crisis, the economic recession, changes to our operating results and forecasts, and a significant reduction in our market capitalization, in the second quarter of fiscal 2009, and in connection with our annual goodwill impairment testing, we performed an impairment analysis. As a result, we concluded that the carrying value of the goodwill exceeded its implied fair value and recorded an impairment charge of $10.8 million in fiscal 2009.

In fiscal 2008, we noted impairment indicators that the carrying value of purchased intangible assets recorded in connection with the acquisition of F3 in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded based on the amounts by which the carrying amounts of these assets exceeded their fair value in the consolidated statement of operations for fiscal 2008.

Restructuring expenses of $109,000 were incurred during fiscal 2008, as a result of restructuring initiatives implemented at F3, a majority-owned subsidiary of Oplink. We did not incur any restructuring costs during fiscal 2010 or 2009.

Transitional Costs for Contract Manufacturing. On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, we incurred $2.3 million transitional costs for contract manufacturing in fiscal 2008. These transitional charges are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China. We did not incur any transitional costs for contract manufacturing in fiscal 2010 or 2009 as the manufacturing transfer was substantially completed by June 30, 2008.

A summary of accrued transitional costs for contract manufacturing in fiscal 2010, 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Reclassification	(199)	160	(39)
Cash payments	(142)	—	(142)

Balance at June 30, 2009	—	160	160
Other adjustment	—	(160)	(160)

Balance at June 30, 2010	$—	$—	$—

Merger Fees. We did not record any merger fees in fiscal 2010 or 2009. Merger fees for fiscal 2008 were $5.6 million and reflected costs incurred in connection with the acquisition of OCP, specifically, the cost of entering into employee retention programs, legal expenses, and investment banking fees.

Amortization of Intangible and Other Assets. Amortization expenses related to acquired intangible assets and other costs was approximately $3.8 million for each of the years ended June 30, 2010 and 2009 and $2.2 million was included in the cost of revenues for each of the years ended June 30, 2010 and 2009. For fiscal 2008, we recorded approximately $3.3 million of amortization expenses of intangible and other assets and $1.8 million was included in the cost of revenues.

Interest and Other Income, Net

	Years Ended				Years Ended
	June 30,			Percentage	June 30,			Percentage
	2010	2009	Change	Change	2009	2008	Change	Change
	(In thousands, except percentages)

Interest and other
income, net	$867	$3,066	$(2,199)	−71.7%	$3,066	$7,518	$(4,452)	−59.2%

Interest and other income for fiscal 2010 included other expenses of approximately $300,000. Interest and other income for fiscal 2009 included a release of escrow account of approximately $466,000 which was primarily related to a previous acquisition by OCP. Excluding the impact of these two items, interest and other income for fiscal 2010 decreased approximately $1.4 million compared to fiscal 2009. The decrease was mainly due to lower yields on our investments. The average rate of return for fiscal 2010 and 2009 was 0.47% and 1.5%, respectively.

The decrease in interest and other income for fiscal 2009 compared to fiscal 2008 was primarily due to the declining average rate of return. The average rate of return for fiscal 2009 and 2008 was 1.5% and 4.4%, respectively.

Gain (Loss) on Sale or Disposal of Assets. In fiscal 2010, we recognized a gain of $200,000 on sales of certain intellectual property and recorded a gain of approximately $632,000 on the dissolution of our subsidiaries. The gain on the dissolution of our subsidiaries primarily reflected the resolution of liabilities related to employee pension and compensation.

We recorded a loss of $808,000 on disposal of fixed assets in fiscal 2009. In addition, in the fourth quarter of fiscal 2009, we recognized a loss of $725,000 on a promissory note. In January 2008, OCP completed its sale to DS Ventures, LLC, of its property located at Woodland Hills, California. The transaction resulted in a gain on sale of assets of $1.6 million. The consideration for a portion of the gain was in the form of a promissory note for $1,250,000 payable in July 2010. $725,000 of the note was secured by a personal guarantee and was recognized as a gain in the third quarter of fiscal 2008, while the remaining balance of the note was deferred. In the fourth quarter of fiscal 2009, we determined that the collectibility of the promissory note was unlikely. As a result, we recognized a loss of $725,000 in our consolidated statement of operations during fiscal 2009.

Provision for Income Taxes. We recorded tax provisions of $1.6 million, $2.1 million and $1.0 million in fiscal 2010, 2009 and 2008, respectively. The decrease in provision for income taxes for fiscal 2010 compared to fiscal 2009 was primarily due to decreased income from our foreign jurisdictions, partially offset by higher income in US and a higher effective tax rate. The increase in provision for income taxes for fiscal 2009 compared to fiscal 2008 was mainly due to increase in income in foreign jurisdictions and a higher tax rate in foreign jurisdictions as a result of the expiration of certain tax holidays.

At June 30, 2010, we have approximately $66.4 million of federal and $61.3 million of state net operating loss carryforwards. Because of certain changes in ownership of Oplink in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards generated prior to 1999 pursuant to section 382 of the Internal Revenue Code. We may have additional limitations on the losses generated after 1999 under Section 382 that could further limit the future use of these losses. Based on the available objective evidence at June 30, 2010, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $53.7 million has been recorded at June 30, 2010 to substantially offset the entire deferred tax assets. Included in the June 30, 2010 valuation allowance is approximately $3.6 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes.

Noncontrolling Interest. On June 5, 2007, we consummated the acquisition from Furukawa of

Furukawa’s 58% interest in OCP. On October 31, 2007, we completed the acquisition of the remaining 42% of outstanding shares of common stock of OCP that we did not already own. As a result, a noncontrolling interest of $5.9 million was recorded in Oplink’s consolidated statement of operations for fiscal 2008, primarily reflecting the 42% minority share of OCP’s net loss between July 2, 2007 and October 31, 2007.

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

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2010	2010	2009	2009
	(In thousands, except per share data)
	(Unaudited)

Revenues	$38,878	$33,623	$32,743	$33,565

Cost of revenues:
Cost of revenues	26,426	22,562	21,643	23,634
Stock compensation expense	105	81	88	99

Total cost of revenues	26,531	22,643	21,731	23,733

Gross profit	12,347	10,980	11,012	9,832

Operating expenses:
Research and development:
Research and development	3,030	2,574	2,268	2,225
Stock compensation expense	306	241	245	269

Total research and development	3,336	2,815	2,513	2,494

Sales and marketing:
Sales and marketing	2,152	2,077	1,923	2,086
Stock compensation expense	350	329	361	328

Total sales and marketing	2,502	2,406	2,284	2,414

General and administrative:
General and administrative	2,168	1,924	1,810	1,721
Stock compensation expense	703	651	914	950

Total general and administrative	2,871	2,575	2,724	2,671

Amortization of intangible and other assets	434	410	403	404

Total operating expenses	9,143	8,206	7,924	7,983

Income from operations	3,204	2,774	3,088	1,849
Interest and other income, net	108	292	193	274
Gain on sale or disposal of assets	600	4	214	124

Income before provision for income taxes	3,912	3,070	3,495	2,247
Provision for income taxes	(333)	(516)	(358)	(438)

Net income	$3,579	$2,554	$3,137	$1,809

Net income per share:
Basic	$0.17	$0.12	$0.15	$0.09

Diluted	$0.17	$0.12	$0.14	$0.09

Shares used in per share calculation:
Basic	20,534	20,907	20,797	20,566

Diluted	21,387	21,792	21,694	21,173

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2009	2009	2008	2008
	(In thousands, except per share data)
	(Unaudited)

Revenues	$32,364	$30,805	$37,611	$42,952

Cost of revenues:
Cost of revenues	23,009	22,018	28,939	36,645
Stock compensation expense	107	108	126	118

Total cost of revenues	23,116	22,126	29,065	36,763

Gross profit	9,248	8,679	8,546	6,189

Operating expenses:
Research and development:
Research and development	2,275	2,477	2,785	3,282
Stock compensation expense	239	266	252	223

Total research and development	2,514	2,743	3,037	3,505

Sales and marketing:
Sales and marketing	2,057	1,817	1,945	2,257
Stock compensation expense	271	252	267	315

Total sales and marketing	2,328	2,069	2,212	2,572

General and administrative:
General and administrative	1,940	2,331	2,702	2,666
Stock compensation expense	590	624	723	911

Total general and administrative	2,530	2,955	3,425	3,577

Impairment charges and other costs	—	—	10,829	—
Amortization of intangible and other assets	412	412	412	412

Total operating expenses	7,784	8,179	19,915	10,066

Income (loss) from operations	1,464	500	(11,369)	(3,877)
Interest and other income, net	429	297	1,300	1,040
Loss on sale or disposal of assets	(740)	(182)	(492)	(119)

Income (loss) before (provision) benefit for income taxes	1,153	615	(10,561)	(2,956)
(Provision) benefit for income taxes	(904)	(729)	15	(456)

Net income (loss)	$249	$(114)	$(10,546)	$(3,412)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.51)	$(0.16)

Diluted	$0.01	$(0.01)	$(0.51)	$(0.16)

Shares used in per share calculation:
Basic	20,447	20,468	20,686	20,757

Diluted	20,892	20,468	20,686	20,757

Our revenues and operating results are likely to vary significantly from quarter to quarter and, as a result, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. Many of the factors that are likely to cause our quarterly results to vary are discussed in this report in Item 1A – Risk Factors.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operating activities and through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $66.2 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan awards and warrants, through June 30, 2010. As of June 30, 2010, we had cash, cash equivalents and short-term and long-term investments of $160.3 million and working capital of $182.6 million.

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

Fiscal 2010

Our operating activities provided cash of $16.9 million in fiscal 2010 as a result of a net income of $11.1 million for the period adjusted by $10.3 million in non-cash charges of depreciation and amortization, and $6.0 million in non-cash stock-based compensation expenses, partially offset by a decrease in cash of $10.1 million as a result of a net change in assets and liabilities and other non-cash items of $433,000.

The change in net assets and liabilities was primarily the result of an increase in inventory of $10.2 million, an increase in prepaid expenses and other current assets of $5.1 million, partially offset by a decrease in accounts receivables of $415,000 and an increase in accounts payable of $4.8 million.

Accounts receivable provided $415,000 of cash mainly driven by improved collections of receivables in fiscal 2010, partially offset by slightly higher shipments in the fourth quarter of fiscal 2010. Days sales outstanding (“DSO”) at the end of fiscal years ended June 30, 2010 and 2009 were 77 days and 80 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers.

Inventory used $10.2 million of cash in fiscal 2010 primarily due to an increased level of inventory purchases as a result of anticipated higher shipments. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales. We currently do not expect a similar increase in our inventory level in fiscal 2011.

Prepaid expenses and other current assets used $5.1 million of cash in fiscal 2010 primarily reflecting increased balance of bankers’ acceptance notes.

Accounts payable provided cash of $4.8 million in fiscal 2010 primarily due to an increased level of inventory purchases to support increased revenue levels and as a result of the timing of payments to our vendors.

Our investing activities used cash of $10.6 million in fiscal 2010 as a result of purchases of available-for-sale and held-to-maturity investments of $231.0 million, net cash used in the acquisitions of Emit and Oridus, Inc. (“Oridus”) of $5.8 million, and purchases of equipment of $5.5 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $231.1 million and equipment sales of approximately $566,000. Approximately $749,000 of our property and equipment purchases was for the construction of a second dormitory in Zhuhai, China. We currently expect capital expenditures to be in the range of $8.0 million and $10.0 million in fiscal 2011.

Our financing activities used $15.3 million of cash in fiscal 2010 due to cash usage of $20.8 million for the repurchases of our common stock, partially offset by $5.5 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

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

The increase in net assets and liabilities was primarily the result of a decrease in inventory, accounts receivable, and prepaid expenses and other assets of $14.5 million, $4.8 million, and $3.0 million, respectively, partially offset by a decrease of $8.5 million in accounts payables.

Accounts receivable generated $4.8 million of cash primarily driven by decreased shipments in fiscal 2009 compared to fiscal 2008. DSO at the end of fiscal years ended June 30, 2009 and 2008 were 80 days and 71 days, respectively.

Inventories provided $14.5 million of cash in fiscal 2009 primarily due to a change in the level of inventory purchases as a result of lower volume of sales.

Prepaid expenses and other assets generated $3.0 million of cash in fiscal 2009 largely due to a decreased balance of bankers’ acceptance notes.

Accounts payable decreased $8.5 million in fiscal 2009 primarily as a result of lower levels of inventory purchases driven by decreased revenues.

Our investing activities used cash of $52.1 million in fiscal 2009 due to purchase of investments of $154.1 million and equipment purchases of $4.1 million, partially offset by sales or maturities of investments of $105.6 million and equipment sales of $608,000. $1.5 million of our property and equipment purchases was for the construction of a second dormitory in Zhuhai, China.

Our financing activities used cash of $1.8 million in fiscal 2009 due to cash usage of $3.5 million for the repurchases of our common stocks, partially offset by $1.7 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and the employee stock purchase plan.

Fiscal 2008

Our operating activities provided $7.7 million of cash in fiscal 2008 as a result of a net loss of

$12.6 million for the period adjusted by $10.4 million in non-cash depreciation and amortization charges, $7.9 million in non-cash stock-based compensation expense, and $7.3 million in provision for excess and obsolete inventory, partially offset by other non-cash items of $1.6 million and a decrease in cash of $3.6 million as a result of a net change in assets and liabilities.

The increase in net assets and liabilities was mainly due to an increase of $3.1 million in inventories and a decrease of $5.3 million in accrued liabilities, partially offset by decreases in accounts receivable of $1.6 million, prepaid expenses and other current assets of $2.0 million, and an increase in accounts payable of $1.0 million.

Accounts receivable generated $1.6 million of cash primarily driven by the slight improvement in collection. DSOs at the end of the fiscal years ended June 30, 2008 and 2007 were 71 days and 82 days, respectively.

Inventories used $3.1 million of cash during fiscal 2008 mainly due to increased number of unit sales and associated purchases of inventories required to meet customer demand.

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

Our investing activities used $10.5 million of cash primarily due to $81.4 million in cash consideration given to purchase the remaining 42% of the outstanding shares of OCP common stock, purchase of marketable investment securities of $178.2 million, $8.0 million in property and equipment purchases, and an investment of $400,000 in a start-up company, partially offset by sales or maturities of investment of $225.2 million and sales of property and equipment of $27.3 million primarily as a result of the acquisition of OCP, and the sale of OCP’s investment in Stratalight of $5.0 million.

Our financing activities used cash of $36.9 million in fiscal 2008 due to cash usage of $40.0 million for the repurchase of our common stock, partially offset by $3.1 million in proceeds from the issuance of our common stock in connection with the exercise of stock options and purchases of our common stock through our employee stock purchase plan.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of June 30, 2010 have been summarized below (in thousands):

	Contractual Obligations Due by Period
		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Purchase obligations	$23,908	$23,908	$—	$—	$—
Operating leases	308	236	72	—	—
Capital expenditure	108	86	—	22	—

Total	$24,324	$24,230	$72	$22	$—

Recent Accounting Pronouncements

In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. We accounted for the acquisitions of Emit and Oridus in accordance with this new accounting guidance in fiscal 2010.

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

As of June 30, 2010, all of our short-term investments were in certificates of deposit, high quality corporate bonds and government and government agency debt securities. Our long-term investments primarily consisted of government agency debt securities with effective maturities of up to two years. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of June 30, 2010, we had $33,000 gross unrealized losses on our investments classified as available-for-sale primarily due to decreases in the fair value of these debt securities as a result of changes in market interest rates. Gross unrealized losses on our investments classified as held-to-maturity were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of June 30, 2010 are temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2009
		(Annualized)		(Annualized)

Investment Securities:
Cash equivalents — variable rate	$8,423	0.1%	$24,813	0.3%
Cash equivalents — fixed rate	9,759	0.2%	4,999	0.2%
Short-term investments — variable rate	—	—	14,362	1.2%
Short-term investments — fixed rate	109,632	1.0%	101,412	1.4%
Long-term investments — variable rate	—	—	—	—
Long-term investments — fixed rate	10,000	1.4%	3,180	1.5%

Total	$137,814		$148,766

	Expected Fiscal Year Maturity Date
	2011	2012	Total	Fair Value

Long-term investments — fixed rate	$—	$10,000	$10,000	$10,002
Average interest rate	—	1.4%	1.4%	—

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2010 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2010.

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

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are set forth beginning on page F-1 at the end of this report. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2010, has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010 and the related financial statement schedule and our report dated September 9, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 9, 2010

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “Election of Directors,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Corporate Governance and Information Regarding the Board and its Committees” in the proxy statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) to be filed with the SEC within 120 days after June 27, 2010, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2010 Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2010 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2010 Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the in the section of our 2010 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.    Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6(6)	Amendment to Bylaws of the Registrant
4.1(7)	Rights Agreement, dated as of March 18, 2002, between the Registrant and The Bank of New York.
10.1(8)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between the Registrant and Zhuhai Bonded Area Management Committee.
10.2(9)*	2000 Equity Incentive Plan.
10.3(10)*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.4(11)	2009 Equity Incentive Plan
10.5(12)*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.6(13)*	Form of Stock Option Amendment between the Registrant and its non-employee directors.
10.7(14)*	Executive Corporate Event Agreement, dated March 21, 2003, between the Registrant and Joseph Y. Liu.
10.8(15)*	Form of Executive Corporate Event Agreement for Executive Officers.
10.9(16)*	Form of Notice of Grant of Restricted Stock Units under 2000 Equity Incentive Plan and Terms and Conditions of Grant.
10.10*	Form of Notice of Grant of Stock Option under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.11*	Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Burr Pilger Mayer, Inc.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed on August 29, 2000 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(4)	Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.

(5)	Previously filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(7)	Previously filed as Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.

(10)	Previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.

(11)	Previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on September 9, 2000 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 18, 2009 and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of September, 2010.

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

Signature	Title	Date

/s/ Joseph Y. Liu Joseph Y. Liu	Chairman and Chief Executive Officer (Principal Executive Officer)	September 10, 2010

/s/ Shirley Yin Shirley Yin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2010

/s/ Chieh Chang Chieh Chang	Director	September 10, 2010

/s/ Tim Christoffersen Tim Christoffersen	Director	September 10, 2010

/s/ Jesse W. Jack Jesse W. Jack	Director	September 10, 2010

/s/ Hua Lee Hua Lee	Director	September 10, 2010

Oplink Communications, Inc.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2010 expressed an unqualified opinion thereon.

/s/  Burr Pilger Mayer, Inc.
San Jose, California
September 9, 2010

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(In thousands, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,711	$49,702
Short-term investments	109,632	115,774
Accounts receivable, net	29,728	29,023
Inventories	20,902	10,031
Prepaid expenses and other current assets	7,659	2,648

Total current assets	208,632	207,178
Long-term investments	10,000	3,180
Property, plant and equipment, net	33,363	30,318
Goodwill and intangible assets, net	6,952	8,848
Other assets	651	423

Total assets	$259,598	$249,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,369	$7,580
Accrued liabilities	11,536	10,044
Income tax payable	121	644
Accrued transitional costs for contract manufacturing	—	160

Total current liabilities	26,026	18,428
Income tax payable, non-current	3,415	2,816
Other non-current liabilities	1,508	676

Total liabilities	30,949	21,920

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,582,471 and 20,497,592 shares issued and outstanding as of June 30, 2010 and 2009, respectively	20	20
Additional paid-in capital	443,825	453,083
Treasury stock, at cost (82,514 shares as of June 30, 2010)	(1,196)	—
Accumulated other comprehensive income	8,243	8,246
Accumulated deficit	(222,243)	(233,322)

Total stockholders’ equity	228,649	228,027

Total liabilities and stockholders’ equity	$259,598	$249,947

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$138,809	$143,732	$176,253

Cost of revenues:
Cost of revenues	94,265	110,611	140,539
Stock compensation expense	373	459	456

Total cost of revenues	94,638	111,070	140,995

Gross profit	44,171	32,662	35,258

Operating expenses:
Research and development:
Research and development	10,097	10,819	14,393
Stock compensation expense	1,061	980	1,022

Total research and development	11,158	11,799	15,415

Sales and marketing:
Sales and marketing	8,238	8,076	10,501
Stock compensation expense	1,368	1,105	1,001

Total sales and marketing	9,606	9,181	11,502

General and administrative:
General and administrative	7,623	9,639	14,268
Stock compensation expense	3,218	2,848	5,452

Total general and administrative	10,841	12,487	19,720

Impairment charge and other costs	—	10,829	626
Transitional costs for contract manufacturing and other costs	—	—	2,285
Merger fees	—	—	5,618
Amortization of intangible and other assets	1,651	1,648	1,519

Total operating expenses	33,256	45,944	56,685

Income (loss) from operations	10,915	(13,282)	(21,427)
Interest and other income, net	867	3,066	7,518
Gain (loss) on sale or disposal of assets	942	(1,533)	2,305

Income (loss) before provision for income taxes	12,724	(11,749)	(11,604)
Provision for income taxes	(1,645)	(2,074)	(1,045)

Net income (loss)	11,079	(13,823)	(12,649)
Net loss attributable to noncontrolling interest	—	—	5,891

Net income (loss) attributable to Oplink Communications, Inc.	$11,079	$(13,823)	$(6,758)

Net income (loss) per share attributable to
Oplink Communications, Inc.:
Basic	$0.54	$(0.67)	$(0.31)

Diluted	$0.51	$(0.67)	$(0.31)

Shares used in per share calculation:
Basic	20,699	20,589	21,533

Diluted	21,631	20,589	21,533

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid in	Treasury	Comprehensive	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Interest	Equity
	(In thousands, except share data)

Balance at June 30, 2007	23,167,521	$23	$478,615	$—	$3,112	$(211,975)	$68,749	$338,524
Exercise of stock options	175,992	1	2,043	—	—	—	—	2,044
Issuance of common stock from ESPP	115,494	—	1,083	—	—	—	—	1,083
Issuance of common stock in connection with acquisition	—	—	910	—	—	—	—	910
Repurchase of common stock	(2,748,565)	(3)	—	(39,997)	—	—	—	(40,000)
Forfeiture of restricted stock	(291)	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	(39,997)	39,997	—	—	—	—
Stock-based compensation	19,784	—	6,769	—	—	—	—	6,769
Tax benefit arising from disqualifying dispositions of stock options	—	—	69	—	—	—	—	69
Cumulative effect of adoption of guidance for uncertain tax positions	—	—	—	—	—	(766)	—	(766)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(62,858)	(62,858)
Components of comprehensive income:
Net loss	—	—	—	—	—	(6,758)	(5,891)	(12,649)
Change in cumulative translation adjustments	—	—	—	—	5,121	—	—	5,121
Change in unrealized gain on investments	—	—	—	—	23	—	—	23

Total comprehensive loss								(7,505)

Balance at June 30, 2008	20,729,935	21	449,492	—	8,256	(219,499)	—	238,270
Exercise of stock options	68,478	—	535	—	—	—	—	535
Issuance of common stock from ESPP	171,442	—	1,135	—	—	—	—	1,135
Repurchase of common stock	(488,263)	(1)	—	(3,471)	—	—	—	(3,472)
Retirement of treasury stock	—	—	(3,471)	3,471	—	—	—	—
Stock-based compensation	16,000	—	5,392	—	—	—	—	5,392
Components of comprehensive income:
Net loss	—	—	—	—	—	(13,823)	—	(13,823)
Change in cumulative translation adjustments	—	—	—	—	85	—	—	85
Change in unrealized loss on investments	—	—	—	—	(95)	—	—	(95)

Total comprehensive loss								(13,833)

Balance at June 30, 2009	20,497,592	20	453,083	—	8,246	(233,322)	—	228,027
Exercise of stock options	390,400	—	4,129	—	—	—	—	4,129
Issuance of common stock from ESPP	201,400	—	1,361	—	—	—	—	1,361
Repurchase of common stock	(1,522,905)	—	—	(21,989)	—	—	—	(21,989)
Forfeiture of restricted stock	(3,096)	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	(20,793)	20,793	—	—	—	—
Stock-based compensation	19,080	—	6,020	—	—	—	—	6,020
Tax benefit arising from disqualifying dispositions of stock options	—	—	25	—	—	—	—	25
Components of comprehensive income:
Net income	—	—	—	—	—	11,079	—	11,079
Change in cumulative translation adjustments	—	—	—	—	(88)	—	—	(88)
Change in unrealized gain on investments	—	—	—	—	85	—	—	85

Total comprehensive income								11,076

Balance at June 30, 2010	19,582,471	$20	$443,825	$(1,196)	$8,243	$(222,243)	$—	$228,649

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$11,079	$(13,823)	$(12,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,487	7,070	7,107
Amortization of intangible assets	3,848	3,810	3,342
Stock compensation expense	6,020	5,392	7,931
(Recovery) provision for doubtful accounts	(28)	438	113
Inventory charges	—	4,065	7,274
Amortization of premium (discount) on investments	546	(419)	(687)
(Gain) loss on sale or disposal of assets	(942)	1,533	(2,305)
Impairment charge and other costs	—	10,829	626
Tax benefit arising from disqualifying dispositions of stock options	25	—	69
Other	(62)	(556)	556
Changes in assets and liabilities:
Accounts receivable	415	4,774	1,623
Inventories	(10,193)	14,457	(3,090)
Prepaid expenses and other current assets	(5,138)	2,933	2,041
Other assets	395	130	109
Accounts payable	4,756	(8,505)	1,001
Accrued liabilities and other liabilities	(328)	(45)	(5,342)

Net cash provided by operating activities	16,880	32,083	7,719

Cash flows from investing activities:
Purchases of available-for-sale investments	(205,953)	(150,907)	(148,547)
Sales and maturities of available-for-sale investments	211,085	82,911	130,540
Purchases of held-to-maturity investments	(25,000)	(3,198)	(29,623)
Maturities of held-to-maturity investments	20,000	22,646	94,700
Proceeds from sales of property and equipment	566	608	27,338
Purchases of property, plant and equipment	(5,517)	(4,135)	(8,014)
Sales of cost investments	—	—	5,000
Purchases of cost investments	—	—	(400)
Acquisition of businesses, net of cash acquired	(5,761)	—	(81,445)

Net cash used in investing activities	(10,580)	(52,075)	(10,451)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,490	1,670	3,127
Repurchases of common stock	(20,793)	(3,472)	(40,000)

Net cash used in financing activities	(15,303)	(1,802)	(36,873)

Effect of exchange rate changes on cash	12	(505)	6
Net decrease in cash and cash equivalents	(8,991)	(22,299)	(39,599)
Cash and cash equivalents, beginning of year	49,702	72,001	111,600

Cash and cash equivalents, end of year	$40,711	$49,702	$72,001

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,302	$580	$531

Supplemental non-cash investing and financing activities:
Unpaid repurchases of common stock	$1,196	$—	$—

Issuance of common stock and options in connection with acquisitions	$—	$—	$910

Change in unrealized gain (loss) on investments	$85	$(95)	$23

Tax liabilities arising from adoption of guidance for uncertain tax positions	$—	$—	$766

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY:

The Company

Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan and in Woodland Hills, California.

Oplink designs, manufactures and sells optical networking components and subsystems. Its products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, ensure signal connectivity and provide signal transmission and reception within an optical network. Its products enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. Its products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

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

Oplink’s product portfolio also includes optical transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink’s transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in metropolitan area network (“MAN”), local area network (“LAN”), and fiber-to-the-home (“FTTH”) applications. Fiber optic modules are pre-assembled components that are used to build network equipment. Oplink’s transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks.

The acquisition of Emit Technology Co., Ltd. (“Emit”) in early 2010 enabled Oplink to offer communications system equipment makers a broadened suite of precision-made, cost-effective, and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

Fiscal year

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. June 27, 2010, June 28, 2009 and June 29, 2008 represent the Sunday closest to the period ended June 30, 2010, 2009 and 2008, respectively. Fiscal 2010, 2009 and 2008 are 52-week fiscal years. Fiscal 2011 will consist of 53 weeks, one week more than a typical fiscal year.

Reclassifications

Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity, or net income (loss).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as noncontrolling interests and as of and for the years ended June 30, 2010 and 2009 such amounts were immaterial. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s OCP subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

In January 2010, the Company acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd. (“Emit”) and acquired additional 2.9% of Emit’s outstanding shares subsequent to the acquisition date. As a result, fiscal year 2010 included financial results from Emit since the acquisition date.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $322,000 and $528,000 at June 30, 2010 and 2009, respectively.

Investments

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s marketable securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. When available-for-sale or held-to-maturity securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. A security is considered impaired when its fair value is less than its amortized cost basis. Other-than-temporary impairment is triggered when (1) an entity has the intent to sell the impaired security, (2) it is more likely than not that the entity will be required to sell the impaired security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the impaired security. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value.

Securities classified as short-term have maturity dates of less than one year from the balance sheet date. Securities classified as long-term have maturity dates greater than one year from the balance sheet date.

Revenue recognition

The Company derives its revenues from the sale of fiber optic components and subsystems. Revenues from product sales are generally recognized upon delivery of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenues associated with contract-related cancellation payments from customers are recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured.

Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues are recognized based on the Company’s historical experience.

All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are not material for the years ended June 30, 2010, 2009 and 2008.

The Company records sales taxes accrued and collected on sales of its products in accrued liabilities on its consolidated balance sheets.

Foreign currency translations

The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenues and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation and foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included as a component of interest and other income, net in the consolidated statements of operations and are immaterial for all the periods presented.

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair value. Held-to-maturity investments are reported at amortized cost.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company’s cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government and non-government debt securities are maintained with three high quality financial institutions and principally held in the United States. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

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

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2010	2009	2008

Customer A	21%	20%	25%
Customer B	14%	17%	14%

At June 30, 2010, three customers accounted for 20%, 19% and 10% of total accounts receivable. At June 30, 2009, three customers accounted for 34%, 15%, and 13% of total accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value. Inventory cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is subject to rapid technological changes as a result of substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts which could have an adverse affect on its realization in future periods. The Company regularly assesses the valuation of inventories and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Estimates of realizable value are based upon the Company’s analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company’s forecast or actual demand from customers is lower than the Company’s estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

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

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

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

During fiscal 2008, the Company noted that the carrying value of intangible assets purchased in connection with the acquisition of F3 Inc. (“F3”) in fiscal 2006, a majority-owned subsidiary of Oplink, may not be recoverable and performed an impairment review. As a result, an impairment charge of $517,000 was recorded in the consolidated statement of operations for the year ended June 30, 2008 based on the amounts by which the carrying amounts of these assets exceeded their fair value. There was no impairment charge during fiscal years 2010 or 2009.

Impairment of goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In fiscal 2009, the Company recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink’s acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp. (“Fibercom”) in fiscal 2006. There was no goodwill impairment charge in fiscal 2010 or 2008.

Accrued transitional costs for contract manufacturing

On November 1, 2006, OCP, a wholly-owned subsidiary of Oplink as of October 31, 2007, reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to manufacture certain of its product lines in China beginning July 2007. In connection with the outsourcing, a restructuring liability of $1.2 million was accrued on Oplink’s consolidated balance sheet at June 30, 2007 primarily for estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets associated with the manufacturing of certain of OCP’s product lines. The Company recorded an expense for accrued transitional costs for contract manufacturing of $2.3 million in fiscal 2008. The Company did not incur any transitional costs for contract manufacturing in fiscal 2010 or 2009 as the manufacturing transfer was substantially completed as of June 30, 2008 (see Note 5).

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

The Company recognizes liabilities for uncertain tax positions based on the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). If the Company ultimately determines that the payment of such a liability is not necessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes in the consolidated statements of operations.

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

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended June 30, 2010, 2009 and 2008 were immaterial.

Stock compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company’s stock compensation is generally accounted for as an equity instrument.

The effect of recording stock compensation for the three years ended June 30, 2010, 2009 and 2008 was as follows (in thousands, except per share data):

	Years Ended June 30,
	2010	2009	2008

Stock-based compensation expense by type of award:
Employee stock options	$3,875	$4,212	$7,011
Restricted stock awards	1,521	223	266
Employee stock purchase plan	624	957	654

Total stock-based compensation	6,020	5,392	7,931
Tax effect on stock-based compensation	—	—	—

Net effect on net income (loss)	$6,020	$5,392	$7,931

Effect on net income (loss) per share:
Basic	$(0.29)	$(0.26)	$(0.37)

Diluted	$(0.28)	$(0.26)	$(0.37)

ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the years ended June 30, 2010, 2009 and 2008, the Company granted 175,000, 359,040 and 1,465,632 stock options, respectively, with an estimated total grant-date fair value of $1.1 million, $2.0 million and $7.4 million, respectively. The Company estimated that the stock compensation expense for the stock options granted in the years ended June 30, 2010, 2009 and 2008 not expected to vest was $132,000, $280,000 and $1.2 million, respectively.

During the years ended June 30, 2010, 2009 and 2008 the Company granted 501,813, 16,000 and 19,734 restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), with a total grant-date fair value of $7.0 million, $223,000, and $266,000, respectively. The Company estimated that the stock compensation expense for the RSUs granted in the year ended June 30, 2010 not expected to vest was $1.0 million.

As of June 30, 2010, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $4.2 million which will be recognized over an estimated weighted average amortization period of 2.1 years. The unrecorded deferred stock compensation balance related to

RSUs was $4.4 million which will be recognized over an estimated period of 3.2 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2010 and 2009.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended June 30,
	2010	2009	2008

Risk-free interest rate	2.22%	2.78%	3.35%
Expected term	4.6 years	4.6 years	4.5 years
Expected dividends	0%	0%	0%
Volatility	48%	52%	46%

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended June 30,
	2010	2009	2008

Risk-free interest rate	0.58%	1.23%	2.87%
Expected term	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%
Volatility	49%	64%	48%

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the stock option plan was $6.40, $5.70 and $5.05 per share for the years ended June 30, 2010, 2009 and 2008, respectively. The weighted-average fair value of the purchase rights under Oplink’s employee stock purchase plan was $5.64, $1.65 and $2.66 per share for the years ended June 30, 2010, 2009 and 2008, respectively.

Equity Incentive Program

Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company’s new 2009 Equity Incentive Plan (the “2009 Plan”). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company’s stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to stock awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to “full value” awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan’s share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value

Balance, June 30, 2007	4,211,451	3,449,236	$16.31	—	$—
Additional authorized	598,413	—	—	—	—
Granted	(1,485,366)	1,465,632	11.81	19,734	13.93
Converted from OCP options(1)	(594,679)	594,679	28.35	—	—
Exercised or vested	—	(175,992)	11.62	(19,734)	13.93
Canceled	1,244,988	(1,244,988)	23.04	—	—
Expired(2)	(413,747)	—	—	—	—

Balance, June 30, 2008	3,561,060	4,088,567	14.60	—	—
Granted	(375,040)	359,040	12.71	16,000	13.92
Exercised or vested	—	(68,478)	7.80	(16,000)	13.92
Canceled	583,999	(583,999)	17.73	—	—
Expired(2)	(89,095)	—	—	—	—
Expired(3)	(1,804,006)	—	—	—	—

Balance, June 30, 2009	1,876,918	3,795,130	14.06	—	—
Additional shares authorized	2,500,000	—	—	—	—
Granted	(682,513)	175,000	15.06	501,813	13.96
Exercised or vested	—	(390,400)	10.58	(19,080)	14.19
Canceled	125,128	(121,128)	27.87	(4,000)	13.90
Expired(4)	(1,406,099)	—	—	—	—

Balance, June 30, 2010	2,413,434	3,458,602	$14.02	478,733	$13.96

(1)	In connection with the acquisition of OCP, Oplink assumed 5,420,687 outstanding stock options issued pursuant to OCP’s stock option plans and converted them into 594,679 options to purchase shares of Oplink common stock pursuant to conversion terms stated in the merger agreement.

(2)	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled are not available for future grant.

(3)	The Company’s 1998 Stock Option Plan terminated ten years after its adoption by the Company’s board of directors and the shares not granted at the time of termination have expired.

(4)	The Company’s 2000 Stock Plan terminated upon the adoption of the 2009 Plan and shares not granted at the time of termination have expired.

The options outstanding and exercisable at June 30, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at June 30, 2010				at June 30, 2010
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Range of Exercise Price	Outstanding	Life	Price	Value	Outstanding	Life	Price	Value
		(In years)		(In thousands)		(In years)		(In thousands)

$ 1.00 - $ 5.00	406,904	2.3	$4.62	$4,187	406,904	2.3	$4.62	$4,187
$ 5.01 - $ 8.00	383,463	3.0	5.73	3,520	351,567	2.6	5.56	3,287
$ 8.01 - $ 10.00	27,367	1.4	8.76	168	27,367	1.4	8.76	168
$10.01 - $ 11.00	427,983	7.4	10.09	2,062	230,212	7.1	10.09	1,109
$11.01 - $ 13.00	221,154	6.9	12.16	608	131,848	6.2	12.31	342
$13.01 - $ 15.00	665,475	6.8	13.81	734	394,611	6.3	13.68	484
$15.01 - $ 18.00	310,553	6.7	16.91	—	192,381	5.7	17.42	—
$18.01 - $ 20.00	190,626	3.5	18.87	—	184,921	3.5	18.86	—
$20.01 - $ 27.00	751,083	5.9	20.24	—	748,731	5.9	20.24	—
$28.00 - $ 35.00	38,137	0.3	34.25	—	38,137	0.3	34.25	—
$42.00 - $158.00	35,857	0.3	73.44	—	35,857	0.3	73.44	—

	3,458,602	5.4	$14.02	$11,280	2,742,536	4.8	$14.35	$9,578

Vested and expected to vest	3,413,790	5.4	$14.04	$11,181

As of June 30, 2009 and 2008, options to purchase 2,579,605 and 2,132,161 shares at weighted average exercise prices of $14.21 and $14.97 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.91 as of June 25, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2010 was 1,542,509. The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was $2.1 million, $281,000 and $517,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the years ended June 30, 2010, 2009 and 2008 was approximately $4.1 million, $535,000 and $2.0 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the years ended June 30, 2010, 2009 and 2008 was $624,000, $957,000 and $654,000, respectively. 201,400, 171,442 and 115,494 shares were purchased under the employee stock purchase plan during the years ended June 30, 2010, 2009 and 2008. The total cash received by the Company from employees as a result of purchases under the ESPP during the years ended June 30, 2010, 2009 and 2008 were $1.4 million, $1.1 million and $1.1 million, respectively.

Derivative financial instruments and hedging activities

ASC Topic 815, “Derivatives and Hedging” requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. The Company has not entered into any derivative financial instrument contracts.

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

	June 30,
	2010	2009

Accumulated other comprehensive income:
Cumulative translation adjustment	$8,241	$8,329
Unrealized gain (loss) on investments, net	2	(83)

	$8,243	$8,246

The reconciliation of net income (loss) to comprehensive income (loss) for the years ended June 30, 2010, 2009 and 2008 is as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008

Net income (loss)	$11,079	$(13,823)	$(6,758)
Change in cumulative translation adjustment	(88)	85	5,121
Change in unrealized gain (loss) on investments, net	85	(95)	23

Total comprehensive income (loss)	$11,076	$(13,833)	$(1,614)

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of RSUs and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Years Ended June 30,
	2010	2009	2008

Numerator:
Net income (loss)	$11,079	$(13,823)	$(6,758)

Denominator:
Weighted average shares outstanding - basic	20,699	20,589	21,533
Effect of dilutive potential shares	932	—	—

Weighted average shares outstanding — diluted	21,631	20,589	21,533

Net income (loss) per share — basic	$0.54	$(0.67)	$(0.31)

Net income (loss) per share — diluted	$0.51	$(0.67)	$(0.31)

Antidilutive stock options not included in net income (loss) per share calculation	1,688	3,795	4,089

Recently issued accounting standards

In December 2007, the FASB issued a revision of business combinations guidance, which was later codified under ASC Topic 805, “Business Combinations” (“ASC 805”). This guidance replaces the previous FASB guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. It also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In addition, the guidance establishes a model to account for certain pre-acquisition contingencies. This guidance was effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. The Company accounted for the acquisitions of Emit and Oridus in accordance with this new accounting guidance in fiscal 2010.

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

NOTE 3 – SHORT-TERM AND LONG-TERM INVESTMENTS

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

Short-term and long-term investments at June 30, 2010 and 2009 consist of the following (in thousands):

	June 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$6,823	$6,823	$—	$—	$6,823
United States government agencies	14,994	14,993	4	—	14,997
United States Treasury	41,946	41,912	34	—	41,946
Corporate securities	45,869	45,902	—	(33)	45,869

Total short-term investments	109,632	109,630	38	(33)	109,635

Long-term investments:
United States government agencies	10,000	10,000	2	—	10,002

Total long-term investments	10,000	10,000	2	—	10,002

Total investments	$119,632	$119,630	$40	$(33)	$119,637

	June 30, 2009
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value

Short-term investments:
Certificates of deposit	$3,140	$3,140	$—	$—	$3,140
United States government agencies	10,004	10,001	3	(2)	10,002
United States Treasury	48,971	48,944	27	—	48,971
Corporate securities	53,659	53,772	13	(126)	53,659

Total short-term investments	115,774	115,857	43	(128)	115,772

Long-term investments:
Corporate securities	3,180	3,180	—	—	3,180

Total long-term investments	3,180	3,180	—	—	3,180

Total investments	$118,954	$119,037	$43	$(128)	$118,952

The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2010 and June 30, 2009 are presented in the following tables (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$6,823	$—	$—	$6,823
United States government agencies	9,993	1	—	9,994
United States Treasury	41,912	34	—	41,946
Corporate securities	42,801	—	(33)	42,768

Total available-for-sale investments	101,529	35	(33)	101,531

Held-to-maturity investments:
Corporate securities	3,101	—	—	3,101
United States government agencies	15,000	5	—	15,005

Total held-to-maturity investments	18,101	5	—	18,106

Total investments	$119,630	$40	$(33)	$119,637

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale investments:
Certificates of deposit	$3,140	$—	$—	$3,140
United States government agencies	5,000	3	—	5,003
United States Treasury	48,944	27	—	48,971
Corporate securities	53,772	13	(126)	53,659

Total available-for-sale investments	110,856	43	(126)	110,773

Held-to-maturity investments:
Corporate securities	3,180	—	—	3,180
United States government agencies	5,001	—	(2)	4,999

Total held-to-maturity investments	8,181	—	(2)	8,179

Total investments	$119,037	$43	$(128)	$118,952

The gross realized gain (loss) on sales of available-for-sale securities in fiscal 2010 and 2008 were immaterial. There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2009. The unrealized losses on available-for-sale and held-to-maturity securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its securities at June 30, 2010 are temporary in nature. The following tables provide a breakdown of the

Company’s available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$37,772	$(33)

Total available-for-sale investments	37,772	(33)

Total investments in loss position	$37,772	$(33)

	June 30, 2009
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$20,380	$(126)

Total available-for-sale investments	20,380	(126)
Held-to-maturity investments:
United States government agencies	4,999	(2)

Total held-to-maturity investments	4,999	(2)

Total investments in loss position	$25,379	$(128)

As of June 30, 2010 and 2009, the Company did not have any securities that have been in a continuous unrealized loss position for more than twelve months.

The amortized cost and estimated fair value of debt securities at June 30, 2010 and 2009 by contractual maturities are shown below (in thousands):

	June 30, 2010		June 30, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Available-for-sale investments:
Due in one year or less	$101,529	$101,531	$110,856	$110,773

Total available-for-sale investments	101,529	101,531	110,856	110,773

Held-to-maturity investments:
Due in one year or less	8,101	8,101	5,001	4,999
Due in one year to five years	10,000	10,005	3,180	3,180

Total held-to-maturity investments	18,101	18,106	8,181	8,179

Total investments	$119,630	$119,637	$119,037	$118,952

NOTE 4 – FAIR VALUE ACCOUNTING

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There are no changes in valuation techniques or related inputs during fiscal 2010.

The Company adopted the authoritative guidance on fair value measurement for financial assets and financial liabilities effective June 30, 2008 and for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective July 1, 2009.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at June 30, 2010 and 2009, consistent with the fair value hierarchy (in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$10,182	$—	$—	$10,182
Certificates of deposit	—	6,823	—	6,823
United States government agencies	—	9,994	—	9,994
United States Treasury	—	41,946	—	41,946
Corporate securities	—	50,768	—	50,768

Total financial assets	$10,182	$109,531	$—	$119,713

Financial liabilities	$—	$—	$—	$—

	June 30, 2009
	Level 1	Level 2	Level 3	Total

Financial assets:
Money market funds	$24,813	$—	$—	$24,813
Certificates of deposit	—	3,140	—	3,140
United States government agencies	—	5,003	—	5,003
United States Treasury	—	48,971	—	48,971
Corporate securities	—	58,658	—	58,658

Total financial assets	$24,813	$115,772	$—	$140,585

Financial liabilities	$—	$—	$—	$—

As of June 30, 2010 and 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the fiscal year ended June 30, 2010.

NOTE 5 – ACCRUED TRANSITIONAL COSTS FOR CONTRACT MANUFACTURING

A summary of accrued transitional costs for contract manufacturing in fiscal 2010, 2009 and 2008 is as follows (in thousands):

		Consolidation of
	Workforce	Excess Facilities
	Reduction	and Other Charges	Total

Balance at June 30, 2007	$1,234	$—	$1,234
Additional charge	553	1,732	2,285
Other adjustment	(100)	—	(100)
Cash payments	(1,346)	(1,732)	(3,078)

Balance at June 30, 2008	341	—	341
Reclassification	(199)	160	(39)
Cash payments	(142)	—	(142)

Balance at June 30, 2009	—	160	160
Other adjustment	—	(160)	(160)

Balance at June 30, 2010	$—	$—	$—

On November 1, 2006, OCP reached an agreement with SAE Magnetics (H.K.) Limited (“SAE”), a wholly-owned subsidiary of TDK Corporation, which enabled OCP to begin manufacture of certain of its product lines in China in July 2007. As a result of the decision to transfer the manufacturing of certain of its product lines from its Woodland Hills, California and OCPA facilities to SAE, the Company incurred $2.3 million transitional costs for contract manufacturing for the year ended June 30, 2008. These transitional charges are primarily related to estimated severance and retention payments, along with expenses incurred to relocate certain fixed assets and product qualification associated with the manufacturing of certain of our product lines in China. The Company did not incur any transitional costs for contract manufacturing for the years ended June 30, 2010 or 2009 as the manufacturing transfer was substantially completed by June 30, 2008.

NOTE 6 – ACQUISITIONS

Acquisition in fiscal 2010

On January 29, 2010, the Company acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd (“Emit”), a fiber optic components manufacturer based in Taiwan. The Company anticipates through this acquisition to be able to extend its product offering and expand its market opportunity and geographic exposure. The purchase price is comprised of approximately $6.2 million in cash, 80% of which was paid at closing, and the balance was released subsequently after the closing. Transaction costs were accounted for as expenses in the periods in which the costs were incurred. Emit’s financial results have been included in the Company’s consolidated financial position, results of operations and cash flow since the acquisition date.

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

Purchased identifiable intangible assets are primarily comprised of developed technology, customer relationships, and trade names and are amortized using the straight-line method over their respective useful lives of between 3 years to 7 years. The goodwill recognized is not deductible for income tax purposes.

Emit’s financial results for the periods prior to the acquisition were not material to the Company’s results of operation, and accordingly, pro forma results of operations have not been presented.

The noncontrolling interest in Emit is included in other non-current liabilities in the Company’s consolidated balance sheet as it is not significant. Losses attributable to noncontrolling interest for the year ended June 30, 2010 were not material to the respective periods and were included as a component of interest and other income, net in the Company’s consolidated statements of operations for the period.

Subsequent to the acquisition date, the Company acquired additional 2.9% of Emit’s outstanding shares for approximately $195,000. As a result, the remaining shares that the Company did not own, constituting approximately 5.9% of Emit’s outstanding shares, will remain outstanding and will continued to be held by the Emit shareholders.

As part of the acquisition of Emit, Company assumed a liability for a defined benefits plan. As of June 30, 2010, there is a liability of $589,000 and is included in other non-current liabilities on the consolidated balance sheet.

On June 8, 2010, the Company acquired substantially all of the assets of Oridus, Inc. (“Oridus”), a private company located in California, to expand its product offerings. Under the terms of the purchase agreement, Oplink acquired all of Oridus’ right, title and interest in assets, properties and rights, except cash and cash equivalent, and did not assume any liabilities other than any performance obligations relating to assumed customer contracts. The consideration for the purchased assets consisted of $750,000 in cash. As the result of the acquisition, the Company recorded $600,000 of identifiable intangible assets and $150,000 of goodwill. The goodwill recognized is deductible for income tax purposes.

Acquisitions in fiscal 2008

In November 2007, the preliminary accounting for the acquisition of approximately 58% of OCP’s outstanding shares of common stock was updated, which resulted in an increase to the purchase price to $102.9 million from $99.7 million to include assumed liabilities of $3.2 million. The assumed liabilities are for costs incurred to close down OCP facilities that are no longer needed, costs incurred to reduce the number of employees, costs incurred as a result of change-in-control provisions for OCP executives and costs incurred to cancel pre-existing contracts. The liabilities incurred are included in the purchase price. The allocation of the revised purchase price of $102.9 million was updated to reflect updated valuations for inventory and fixed assets and assumed liabilities as follows:

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

The acquisition of 48,107,148 shares of OCP common stock, which represents the remaining 42% of OCP’s outstanding shares of common stock that Oplink did not already own has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 31, 2007, which was the acquisition completion date.

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

Depreciation of fixed assets and amortization of intangible assets were adjusted to reflect the fair values of the assets. Noncontrolling interest was adjusted to reflect OCP becoming a wholly-owned subsidiary of Oplink at the beginning of each period presented. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if Oplink and OCP had been a consolidated entity during the periods presented.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents details of the intangible assets acquired as a result of acquisitions as of June 30, 2010 and 2009 (in thousands):

	Estimated	Gross	Accumulated
June 30, 2010	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4-6	$9,592	$6,099	$3,493
Customer relationships	3-7	5,671	3,882	1,789
Trade name	3-6	1,775	760	1,015
Backlog	1	188	105	83

Total		$17,226	$10,846	$6,380

	Estimated	Gross	Accumulated
June 30, 2009	Useful Life	Amount	Amortization	Net
	(In years)

Technology	4	$8,673	$3,903	$4,770
Trade name	6	1,595	474	1,121
Customer relationships	3-4	5,481	2,524	2,957
Backlog	1	97	97	—

Total		$15,846	$6,998	$8,848

The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Years Ended June 30,
Reported as:	2010	2009	2008

Cost of revenues	$2,197	$2,162	$1,823
Operating expenses	1,651	1,648	1,519

Total	$3,848	$3,810	$3,342

The future amortization of intangible assets is as follows (in thousands):

Fiscal Years Ending June 30,	Amount

2011	$4,003
2012	1,309
2013	484
2014	247
2015	177
After 2015	160

$6,380

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

The Company had goodwill of $572,000 on its consolidated balance sheets at June 30, 2010, which was acquired as part of Oplink’s acquisitions of Emit and Oridus in fiscal 2010. There was no goodwill recorded on the Company’s consolidated balance sheets at June 30, 2009.

NOTE 8 – OTHER INVESTMENTS

The Company had cost method investments of $400,000 included in other assets on its consolidated balance sheet at June 30, 2010 and 2009, representing an investment in a start-up company.

NOTE 9 – BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2010	2009

Accounts receivable, net:
Accounts receivable	$30,192	$29,659
Less: Allowance for doubtful accounts	(464)	(636)

	$29,728	$29,023

Inventories, net:
Raw materials	$13,744	$7,809
Work-in-process	7,158	2,222

	$20,902	$10,031

Property, plant and equipment, net:
Production and engineering equipment	$42,780	$49,920
Computer hardware and software	7,654	7,352
Building and leasehold improvements	26,296	21,819
Land	4,168	1,949
Construction in progress	—	1,477

	80,898	82,517
Less: Accumulated depreciation and amortization	(47,535)	(52,199)

	$33,363	$30,318

Accrued liabilities:
Payroll and related expenses	$3,792	$3,120
Employee withholdings and related expenses	531	586
Accrued professional fees	1,168	1,561
Accrued sales commission	486	535
Accrued sales return	541	595
Accrued warranty	421	371
Advance deposits from customers	480	123
Other	4,117	3,153

	$11,536	$10,044

NOTE 10 – ACCRUED WARRANTY

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

Balance at June 30, 2007	$445
Accruals for warranties issued during the year	160
Adjustments related to pre-existing warranties including expirations and changes in estimates	(2)
Cost of warranty repair	(317)

Balance at June 30, 2008	286
Accruals for warranties issued during the year	287
Adjustments related to pre-existing warranties including expirations and changes in estimates	129
Cost of warranty repair	(331)

Balance at June 30, 2009	371
Accruals for warranties issued during the year	230
Adjustments related to pre-existing warranties including expirations and changes in estimates	116
Cost of warranty repair	(296)

Balance at June 30, 2010	$421

NOTE 11 – INCOME TAXES

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $3,878,000 and $7,033,000 for the years ended June 30, 2010 and 2009, respectively, and non-U.S. loss of approximately $1,582,000 for the year ended June 30, 2008. The Company recorded tax provisions of $1,645,000, $2,074,000 and $1,045,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

	Years Ended June 30,
	2010	2009	2008

Current income tax expense (benefit):
Federal	$(181)	$228	$525
State	386	442	134
Foreign	697	1,404	386

	902	2,074	1,045

Deferred income tax expense:
Federal	432	—	—
State	—	—	—
Foreign	311	—	—

	743	—	—

Total provision for income taxes	$1,645	$2,074	$1,045

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$31,504	$37,082
Accruals and reserves	16,849	17,179
Credit carryforwards	7,869	7,152

Gross deferred tax assets	56,222	61,413
Valuation allowance	(53,665)	(57,257)

Net deferred tax assets	2,557	4,156

Deferred tax liabilities	(2,691)	(3,724)

Total net deferred tax (liabilities) assets	$(134)	$432

Recorded as:
Prepaid expenses and other current assets	$118	$901
Other assets	119	—
Other non-current liabilities	(371)	(469)

Total net deferred tax (liabilities) assets	$(134)	$432

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30,
	2010	2009	2008

Tax at federal statutory rate	35%	35%	35%
State, net of federal benefit	2%	(2)%	(1)%
Research credit carryforward	(0)%	1%	—
Stock compensation	4%	(9)%	(9)%
Foreign rate differences	0%	6%	7%
Change in valuation allowance	(27)%	(22)%	53%
Intangible impairment	—	(35)%	—
Purchase accounting adjustments	—	—	(16)%
Permanent differences and true ups	—	—	(2)%
Unbenefitted pre-acquisition losses	—	—	(58)%
Minority Interest	—	—	(18)%
Other	(1)%	8%	—

Effective tax rate	13%	(18)%	(9)%

Based on the available objective evidence at June 30, 2010, management believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. However, the valuation allowance against deferred tax assets at June 30, 2010 and 2009 was less than 100% as management believes that a portion of the deferred tax assets will be realized. The majority of realizable deferred tax assets at June 30, 2010 are as a result of the acquisition of Emit.

Included in the June 30, 2010 valuation allowance is approximately $3.6 million related to stock options, which will be credited to stockholders’ equity when realized for tax purposes. The change in valuation allowance for the years ended June 30, 2010, 2009 and 2008 was a decrease of $3.6 million, $2.1 million and $3.2 million, respectively.

At June 30, 2010, the Company has approximately $66.4 million of federal and $61.3 million of state net operating loss carryforwards. Because of certain changes in ownership of the Company in 1999 and 1998, there is an annual limitation of approximately $600,000 on the use of the net operating loss carryforwards generated prior to 1999 pursuant to section 382 of the Internal Revenue Code.

The federal net operating loss carryforwards will expire through 2027 and the California net operating loss carryforwards will expire through 2017.

As of June 30, 2010, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $4.4 million and $2.2 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California is $1.1 million and $82,000, respectively. The Company also has California Manufacturing Credit carryforwards of $1.1 million which will expire through 2013. The federal research and development tax credit carryforwards will expire through 2029. The California research and development credit carries forward indefinitely.

The Company’s China subsidiaries have been granted tax holidays beginning in 1999. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. Zhuhai FTZ Oplink’s tax holiday will expire on January 1, 2012. Shanghai Oplink is under tax holiday now and the tax holiday will expire on January 1, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$766
Increases related to tax positions taken during prior years	—
Increases related to tax positions taken during current year	—
Settlements	—

Balance at June 30, 2008	766
Increases related to tax positions taken during prior years	2,942
Increases related to tax positions taken during current year	1,118
Settlements	—

Balance at June 30, 2009	4,826
Increases related to tax positions taken during prior years	46
Increases related to tax positions taken during current year	360
Settlements	—

Balance at June 30, 2010	$5,232

If the ending balance of $5,232,000 of unrecognized tax benefits at June 30, 2010 were recognized, approximately $2,832,000 would affect the effective income tax rate.

The Company’s accounting policy is to include interest and penalties related to unrecognized tax benefits within Oplink’s provision for income taxes. The Company had accrued interest and penalties of approximately $583,000 and $280,000 at June 30, 2010 and 2009, respectively.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2009 remain open in several jurisdictions.

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

NOTE 12 – STOCKHOLDER’S EQUITY

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

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2010 and 2009. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company’s stockholders.

Purchase Rights Plan

On March 18, 2002, the Board of Directors of Oplink approved the adoption of a Share Purchase Rights Plan (the “Plan”). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share of Oplink. The dividend was paid on April 3, 2002 (the “Record Date”) to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $112.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink’s common stock (a “15% holder”) or 10 business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a 15% holder. If a person or group becomes a 15% holder, then each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Oplink’s common stock having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder Oplink is involved in certain business combination transactions, each Right (other than Rights which have previously been voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, after a person or group becomes a 15% holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Oplink’s common stock. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder. The Rights are scheduled to expire at the close of business on March 18, 2012.

Repurchase of Common Stock

On August 14, 2008, Oplink’s Board of Directors authorized a program to repurchase up to $20 million of the Company’s common stock. $3.5 million of common stock was repurchased under this repurchase plan during the year ended June 30, 2009. The remaining balance was completed during the fiscal year ended June 30, 2010.

On May 25, 2010, Oplink’s Board of Directors authorized a program to repurchase up to $40 million of the Company’s common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. $5.5 million of its common stock was repurchased under this repurchase plan during the fiscal year ended June 30, 2010.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to Officers

In August 2000, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $400,000 at an annual interest rate of 6.5%. Originally, this promissory note provided that the outstanding principal amount and any accrued and unpaid interest would be due and payable in two equal installments on August 16, 2002 and August 16, 2005. The executive officer and Oplink subsequently amended the promissory note on March 18, 2002 to provide for the outstanding principal amount and any accrued and unpaid interest to become due and payable in full on June 30, 2007. As of June 30, 2009, the outstanding principal balance was $45,000. As of June 30, 2010, the outstanding principal balance was $15,000. Oplink believes that the balance of the note will be paid. The note is recorded as a component of other assets on the consolidated balance sheets.

In March 2001, an executive officer borrowed from Oplink, pursuant to a full recourse promissory note, the principal amount of $160,000 at an annual interest rate of 8.5%. The promissory note, which had a balance of $100,000 as of March 31, 2002, was amended and was due and payable in four equal installments every six months from the date of new employment by the former executive officer. As of June 30, 2010 and 2009, the outstanding principal balance of the note receivable from this former executive officer was approximately $20,000 and was recorded as a component of other assets on the consolidated balance sheets. Oplink believes that the balance of the note will be paid.

Acquisition of Oridus, Inc.

On June 8, 2010, Oplink acquired substantially all of the assets of Oridus, a private company located in California, for a purchase price of $750,000 in cash. Oplink did not assume any of Oridus’ liabilities other than any performance obligations relating to assumed customer contracts. Chieh Chang, a member of Oplink’s board of directors, is also a member of the board of directors of Oridus. In addition, Mr. Chang was a creditor of Oridus, having extended loans to Oridus totaling approximately $395,000. Oridus is using the proceeds from the sale of assets to partially repay Mr. Chang and its other creditors. The proceeds are insufficient to pay all of Oridus’ creditors in full. The total amount to be received by Mr. Chang in repayment of his loans to Oridus will be approximately $20,000.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2010 were $23.9 million, of which all are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2011	$236
2012	57
2013	15

$308

Rent expense for all operating leases was approximately $522,000, $726,000 and $1.6 million in fiscal 2010, 2009 and 2008, respectively.

Capital Expenditure

In July 2008, the Company entered into a capital expenditure commitment of approximately $2.1 million which would be funded from available working capital. As of June 30, 2010, the remaining unpaid balance was approximately $108,000. The future payments are as follows (in thousands):

Year Ending June 30,
2011	$86
2012	—
2013	22

$108

Litigation

Finisar Corporation v. Source Photonics, Inc., et al.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims against Finisar. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. The Company and Finisar have agreed to toll its respective claims and not to refile any claims against each other until one or more specified events occur resulting in the partial or complete resolution of the litigation between Source Photonics and Finisar.

If Finisar brings a new similar lawsuit against the Company, and if the Company is unsuccessful in its defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to the Company on commercially reasonable terms and therefore may limit or preclude the Company from competing in the market for optical transceivers in the United States, which could materially harm its business.

Although the Company believes that it would have meritorious defenses to the infringement allegations and intend to defend any new similar lawsuit vigorously, there can be no assurance that it will be successful in its defense. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of the Company’s management and technical personnel, which could harm its business.

IPO Securities Litigation

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the “IPO Lawsuits”). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. The court issued a final order approving the settlement in October 2009. Oplink’s share of the settlement was $327,458. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin’s ruling. These appeals and petitions are pending, and the deadline for appellants to file opening briefs is October 6, 2010.

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

The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Each of Ms. Simmonds and the issuer and underwriter defendants has submitted their appeal briefs to the court. Oral arguments on the appeals have been scheduled for October 5, 2010.

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

NOTE 15 – SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008

Revenues:
United States	$46,963	$48,154	$72,098
China	34,698	34,529	31,713
Europe	24,012	24,001	23,664
Japan	16,624	17,462	17,783
Canada	4,163	6,949	17,912
Asia-Pacific (excluding China and Japan)	12,349	12,637	13,083

Totals	$138,809	$143,732	$176,253

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2010	2009

United States	$5,959	$7,492
Asia	27,404	22,826

Totals	$33,363	$30,318

NOTE 16 – 401(K) PLAN

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

OCP adopted the Optical Communications, Inc. 401(k) Profit Sharing Plan in 1992 (the “OCP 401(k) Plan”). Since January 1, 2009, no employee contributions have been made to the OCP 401(k) Plan, and all former OCP employees currently employed with Oplink are eligible to participate in the Oplink 401(k) Plan.

NOTE 17 – SUBSEQUENT EVENTS

The Company has reviewed and evaluated events subsequent to June 30, 2010 through the date that the consolidated financial statements were issued.

In August 2010, the Compensation Committee of Oplink’s Board of Directors approved the grant under the 2009 Equity Incentive Plan of a total of 201,800 restricted stock units (“RSUs”) and 35,000 stock options to Oplink employees and a total of 20,000 shares of stock to the non-employee members of the Board of Directors and consultants.

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts
For the Years ended June 30, 2010, 2009 and 2008

		Additions	Charged
	Balance at	Through	(Credited) to
	Beginning	Business	Costs and		Balance at
	of Year	Combination	Expenses	Deductions(1)	End of Year
	(In thousands)

Allowance for doubtful accounts
Year Ended June 30, 2010	$636	$27	$(28)	$171	$464
Year Ended June 30, 2009	$443	$—	$438	$245	$636
Year Ended June 30, 2008	$330	$—	$113	$—	$443
Product returns
Year Ended June 30, 2010	$595	$—	$(54)	$—	$541
Year Ended June 30, 2009	$594	$—	$50	$49	$595
Year Ended June 30, 2008	$562	$—	$32	$—	$594

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.