Form 10-Q
period 2010-10-03
OPLINK COMMUNICATIONS INC
filed 2010-11-12
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The number of shares of the Registrant’s common stock outstanding as of October 29, 2010 was 19,561,981.

OPLINK COMMUNICATIONS, INC.

NOTE:  The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 27, 2010 and its most recently completed fiscal quarter ended on Sunday, October 3, 2010, but throughout this report those periods will be referred to as having ended on June 30, 2010 and September 30, 2010, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2010	2010 (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,090	$40,711
Short-term investments	104,537	109,632
Accounts receivable, net	34,190	29,728
Inventories	24,265	20,902
Prepaid expenses and other current assets	7,987	7,659
Total current assets	226,069	208,632
Long-term investments	-	10,000
Property, plant and equipment, net	34,595	33,363
Goodwill and intangible assets, net	5,926	6,952
Other assets	649	651
Total assets	$267,239	$259,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,629	$14,369
Accrued liabilities	11,666	11,536
Deferred revenues	871	-
Income taxes payable	1,132	121
Total current liabilities	28,298	26,026
Income taxes payable, non-current	3,549	3,415
Other non-current liabilities	1,538	1,508
Total liabilities	33,385	30,949

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,424,522 and 19,582,471 shares
issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	20	20
Additional paid-in capital	441,736	443,825
Treasury stock, at cost (82,514 shares as of June 30, 2010)	-	(1,196)
Accumulated other comprehensive income	8,761	8,243
Accumulated deficit	(216,663)	(222,243)
Total stockholders’ equity	233,854	228,649
Total liabilities and stockholders' equity	$267,239	$259,598

(1) The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except per share data)
Revenues	$49,640	$33,565
Cost of revenues:
Cost of revenues	33,402	23,634
Stock compensation expense	117	99
Total cost of revenues	33,519	23,733

Gross profit	16,121	9,832

Operating expenses:
Research and development:
Research and development	3,399	2,225
Stock compensation expense	334	269
Total research and development	3,733	2,494

Sales and marketing:
Sales and marketing	2,458	2,086
Stock compensation expense	429	328
Total sales and marketing	2,887	2,414

General and administrative:
General and administrative	1,868	1,721
Stock compensation expense	778	950
Total general and administrative	2,646	2,671

Amortization of intangible assets	451	404
Total operating expenses	9,717	7,983

Income from operations	6,404	1,849
Interest and other income, net	57	274
Gain on sale or disposal of assets	-	124
Income before provision for income taxes	6,461	2,247
Provision for income taxes	(881)	(438)
Net income	$5,580	$1,809

Net income per share:
Basic	$0.29	$0.09
Diluted	$0.28	$0.09

Shares used in per share calculation:
Basic	19,335	20,566
Diluted	20,252	21,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$5,580	$1,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,352	1,666
Amortization of intangible assets	1,026	946
Stock compensation expense	1,658	1,646
Amortization of premium on investments	129	9
Gain on sale or disposal of assets	-	(124)
Other	161	(6)
Change in assets and liabilities:
Accounts receivable	(4,409)	1,795
Inventories	(3,225)	2,105
Prepaid expenses and other current assets	(304)	(445)
Other assets	5	18
Accounts payable	1,014	(672)
Accrued liabilities and other liabilities	2,553	386
Net cash provided by operating activities	5,540	9,133

Cash flows from investing activities:
Purchases of available-for-sale investments	(48,841)	(43,974)
Maturities of available-for-sale investments	53,865	37,685
Maturities of held-to-maturity investments	10,000	-
Proceeds from sales of property and equipment	33	147
Purchases of property, plant and equipment	(2,504)	(541)
Net cash provided by (used in) investing activities	12,553	(6,683)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,788	1,109
Repurchases of common stock	(6,534)	-
Net cash (used in) provided by financing activities	(3,746)	1,109

Effect of exchange rate changes on cash and cash equivalents	32	5
Net increase in cash and cash equivalents	14,379	3,564
Cash and cash equivalents, beginning of period	40,711	49,702
Cash and cash equivalents, end of period	$55,090	$53,266

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

Oplink also offers communications system equipment makers a broadened suite of precision-made, cost-effective, and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2010, the results of its operations for the three-month periods ended September 30, 2010 and 2009 and its cash flows for the three-month periods ended September 30, 2010 and 2009. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 3, 2010 represents the Sunday closest to the period ended September 30, 2010. The quarters ended September 30, 2010 and 2009 consist of 14 and 13 weeks, respectively. The quarter ending December 31, 2010 is a 13-week fiscal period. Fiscal 2011 will consist of 53 weeks, one week more than a typical fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s Optical Communication Products, Inc. (“OCP”) subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

There have been no significant changes in new accounting pronouncements or to the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

4. Net Income Per Share. Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of restricted stock units (“RSUs”) and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations and the antidilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended
	September 30,
	2010	2009
Numerator:
Net income	$5,580	$1,809

Denominator:
Weighted average shares outstanding - basic	19,335	20,566
Effect of dilutive potential common shares	917	607
Weighted average shares outstanding - diluted	20,252	21,173

Net income per share - basic	$0.29	$0.09
Net income per share - diluted	$0.28	$0.09

Antidilutive stock options and restricted stock units
not included in income per share calculation	1,496	2,644

5. Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future, and changes in unrealized gains and losses on investments. For presentation purposes, cumulative translation adjustment includes foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future. The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,	June 30,
	2010	2009
Accumulated other comprehensive income:
Cumulative translation adjustment	$8,737	$8,241
Unrealized gain on investments, net	24	2
	$8,761	$8,243

The reconciliation of net income to comprehensive income for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net income	$5,580	$1,809
Change in cumulative translation adjustment	496	(38)
Change in unrealized gain on investments, net	22	146

Total comprehensive income	$6,098	$1,917

6. Cash and Cash Equivalents. The Company’s cash equivalents at September 30, 2010 consist primarily of money market funds, unrestricted deposits and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $383,000 and $322,000 at September 30, 2010 and June 30, 2010, respectively.

7. Short-Term and Long-Term Investments. The Company generally invests its excess cash in certificates of deposit, debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings.

Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Available-for-sale investments are reported at their fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income until realized. Held-to-maturity investments are reported at amortized costs.

Short-term and long-term investments at September 30, 2010 and June 30, 2010 consist of the following (in thousands):

	September 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$7,296	$7,296	$-	$-	$7,296
United States government agencies	10,000	10,000	-	-	10,000
United States Treasury	52,940	52,911	29	-	52,940
Corporate securities	34,301	34,306	4	(9)	34,301
Total short-term investments	$104,537	$104,513	$33	$(9)	$104,537

	June 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,823	$6,823	$-	$-	$6,823
United States government agencies	14,994	14,993	4	-	14,997
United States Treasury	41,946	41,912	34	-	41,946
Corporate securities	45,869	45,902	-	(33)	45,869
Total short-term investments	109,632	109,630	38	(33)	109,635

Long-term investments:
United States government agencies	10,000	10,000	2	-	10,002
Total long-term investments	10,000	10,000	2	-	10,002

Total investments	$119,632	$119,630	$40	$(33)	$119,637

The amortized cost and fair value of available-for-sale and held-to-maturity investments at September 30, 2010 and June 30, 2010 are presented in the following tables (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$7,296	$-	$-	$7,296
United States government agencies	10,000	-	-	10,000
United States Treasury	52,911	29	-	52,940
Corporate securities	34,306	4	(9)	34,301
Total available-for-sale investments	$104,513	$33	$(9)	$104,537

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,823	$-	$-	$6,823
United States government agencies	9,993	1	-	9,994
United States Treasury	41,912	34	-	41,946
Corporate securities	42,801	-	(33)	42,768
Total available-for-sale investments	101,529	35	(33)	101,531

Held-to-maturity investments:
Corporate securities	3,101	-	-	3,101
United States government agencies	15,000	5	-	15,005
Total held-to-maturity investments	18,101	5	-	18,106

Total investments	$119,630	$40	$(33)	$119,637

There were no gross realized gains (losses) on sales of available-for-sale or held-to-maturity securities for the three months ended September 30, 2010 or 2009. The unrealized losses on available-for-sale securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its available-for-sale securities at September 30, 2010 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale securities with unrealized losses as of September 30, 2010 (in thousands):

	September 30, 2010
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$22,789	$(9)
Total available-for-sale investments in loss position	$22,789	$(9)

The amortized cost and estimated fair value of debt securities at September 30, 2010 and June 30, 2010 by contractual maturities are shown below (in thousands):

	September 30, 2010		June 30, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$104,513	$104,537	$101,529	$101,531
Total available-for-sale investments	104,513	104,537	101,529	101,531

Held-to-maturity investments:
Due in one year or less	-	-	8,101	8,101
Due in one year to five years	-	-	10,000	10,005
Total held-to-maturity investments	-	-	18,101	18,106

Total investments	$104,513	$104,537	$119,630	$119,637

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three months ended September 30, 2010.

Items Measured at Fair Value on a Recurring Basis

The Company did not have any financial liabilities that are measured at fair value at September 30, 2010. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at September 30, 2010 and June 30, 2010, consistent with the fair value hierarchy (in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$6,527	$-	$-	$6,527
Certificates of deposit	-	7,296	-	7,296
United States government agencies	-	10,000	-	10,000
United States Treasury	-	52,940	-	52,940
Corporate securities	-	61,936	-	61,936
Total financial assets	$6,527	$132,172	$-	$138,699

Financial liabilities	$-	$-	$-	$-

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$10,182	$-	$-	$10,182
Certificates of deposit	-	6,823	-	6,823
United States government agencies	-	9,994	-	9,994
United States Treasury	-	41,946	-	41,946
Corporate securities	-	50,768	-	50,768
Total financial assets	$10,182	$109,531	$-	$119,713

Financial liabilities	$-	$-	$-	$-

As of September 30, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2010.

Items Measured at Fair Value on a Nonrecurring Basis

 Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three months ended September 30, 2010 or 2009.

9. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	September 30,	June 30,
	2010	2010

Inventories:
Raw materials	$14,463	$13,744
Work-in-process	6,855	7,158
Finished goods	2,947	-
Total	$24,265	$20,902

10. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of September 30, 2010 and June 30, 2010 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$6,677	$2,915
Customer relationships	3-7	5,671	4,225	1,446
Trade name	3-6	1,775	842	933
Backlog	1	188	128	60
Total		$17,226	$11,872	$5,354

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$6,099	$3,493
Customer relationships	3-7	5,671	3,882	1,789
Trade name	3-6	1,775	760	1,015
Backlog	1	188	105	83
Total		$17,226	$10,846	$6,380

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
Reported as:	2010	2009
Cost of revenues	$575	$542
Operating expenses	451	404
Total	$1,026	$946

The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2011	$2,977
2012	1,309
2013	484
2014	247
2015	177
After 2015	160
$5,354

The Company had goodwill of $572,000 on its condensed consolidated balance sheet at September 30, 2010 and June 30, 2010 as a result of the acquisitions of Emit Technology Co., Ltd and Oridus, Inc. in fiscal 2010. During the three months ended September 30, 2010, there were no indicators of impairment for the goodwill.

11. Accrued Liabilities.  Accrued liabilities consist of (in thousands):

	September 30,	June 30,
	2010	2010
Accrued liabilities:
Payroll and related expenses	$4,492	$3,792
Employee withholdings and related expenses	1,033	531
Accrued professional fees	469	1,168
Accrued sales commission	562	486
Accrued sales return	600	541
Accrued warranty	500	421
Advance deposits from customers	304	480
Other	3,706	4,117
	$11,666	$11,536

12. Product Warranties. The Company provides reserves for the estimated cost of product warranties at the time revenue is recognized based on its historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 11, is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Balance at the beginning of the period	$421	$371
Accruals for warranties issued during the period	133	59
Accruals related to pre-existing warranties
including expirations and changes in estimates	59	14
Cost of warranty repair	(113)	(73)
Balance at the end of the period	$500	$371

13. Stock-Based Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument. The effect of recording stock-based compensation for the three months ended September 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$613	$1,015
Restricted stock awards	912	398
Employee stock purchase plan	133	233
Net change of amounts capitalized as inventory	-	-
Total stock-based compensation	1,658	1,646
Tax effect on stock-based compensation	-	-
Net effect on net income	$1,658	$1,646

Effect on net income per share:
Basic	$(0.09)	$(0.08)
Diluted	$(0.08)	$(0.08)

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the three months ended September 30, 2010 and 2009, the Company granted 44,000 and 26,000 stock options, respectively, with an estimated total grant-date fair value of $347,000 and $169,000, respectively. The Company estimated that the stock compensation expense for the stock options granted in the three months ended September 30, 2010 and 2009 not expected to vest was $42,000 and $23,000, respectively.

In addition, the Company granted 221,800 and 479,733 restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), with a total grant-date fair value of $4.2 million and $6.7 million during the three months ended September 30, 2010 and 2009, respectively. The Company estimated that the stock compensation expense for the RSUs granted in the three months ended September 30, 2010 and 2009 not expected to vest was $577,000 and $1.2 million, respectively.

As of September 30, 2010, the unrecognized stock compensation expense related to stock options to purchase Oplink common stock was $3.7 million which will be recognized over an estimated weighted average amortization period of 2.0 years. The unrecognized stock compensation expense related to RSUs was $7.1 million which will be recognized over an estimated weighted average amortization period of 3.1 years. Approximately $8,000 of stock compensation was capitalized as inventory at September 30, 2010 and June 30, 2010.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2010	2009
Risk-free interest rate	1.38%	2.49%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	49%	54%

No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2010 or 2009.

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $7.88 and $6.49 for the three months ended September 30, 2010 and 2009, respectively.

Equity Incentive Program

Oplink adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company’s new 2009 Equity Incentive Plan (the “2009 Plan”). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company’s stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of equity awards to employees, directors and consultants. These equity awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to equity awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to “full value” awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan’s share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Option Awards		Stock Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2010	2,413,434	3,458,602	$14.02	478,733	$13.96
Granted	(332,340)	44,000	18.87	221,800	18.83
Exercised or vested	-	(193,746)	14.39	(20,000)	18.43
Canceled (1)	20,276	(76,870)	44.05	(4,500)	18.87
Balance, September 30, 2010	2,101,370	3,231,986	$13.35	676,033	$16.48

(1)
The number of shares subject to option and stock awards canceled during the three months ended September 30, 2010 include 62,444 shares subject to option awards granted under the Company’s 1998 Stock Option Plan and the OCP stock option plan, which shares were not eligible to be re-granted under the 2009 Plan.

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at September 30, 2010				at September 30, 2010
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
		Contractual	Average	Intrinsic		Contractual	Average	Intrinsic
	Number	Life	Exercise	Value	Number	Life	Exercise	Value
Range of Exercise Price	Outstanding	(in Years)	Price	(in thousands)	Outstanding	(in Years)	Price	(in thousands)

$1.00 - $5.00	406,904	2.1	$4.62	$6,157	406,904	2.1	$4.62	$6,157
$5.01 - $8.00	379,197	2.7	5.71	5,324	351,701	2.3	5.56	4,990
$8.01 - $10.00	27,367	1.1	8.76	301	27,367	1.1	8.76	301
$10.01 - $11.00	411,174	7.2	10.09	3,971	240,060	6.9	10.09	2,318
$11.01 - $13.00	195,888	6.7	12.15	1,489	119,191	6.1	12.29	889
$13.01 - $15.00	563,565	6.6	13.77	3,368	336,110	6.2	13.60	2,069
$15.01 - $18.00	264,888	6.4	16.80	780	160,617	5.4	17.35	386
$18.01 - $20.00	224,023	4.0	18.88	194	179,404	3.3	18.89	154
$20.01 - $27.00	747,416	5.7	20.24	-	746,711	5.7	20.24	-
$28.00 - $158.00	11,564	0.8	67.09	-	11,564	0.8	67.09	-
	3,231,986	5.2	$13.35	$21,584	2,579,629	4.6	$13.41	$17,264

Vested and expected to vest	3,193,122	5.2	$13.35	$21,349

As of September 30, 2010 and June 30, 2010, options to purchase 2,579,629 and 2,742,536 shares at weighted average exercise prices of $13.41 and $14.35 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.75 as of October 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2010 was 2,473,006. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $901,000 and $795,000, respectively. The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended September 30, 2010 and 2009 was approximately $2.8 million and $1.1 million, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs outstanding as of September 30, 2010 was $13.3 million and 1.9 years, respectively. There were no RSUs vested as of September 30, 2010.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs expected to vest as of September 30, 2010 was $11.9 million and 1.8 years, respectively. The number of RSUs that are expected to vest is 602,488 shares.

The Company settles employee stock option exercises and RSUs with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2010 or 2009. As of September 30, 2010, 1,676,785 shares were available for issuance under the Company’s employee stock purchase plan.

14. Repurchase of Common Stock. On June 1, 2010, the Company announced a program to repurchase up to $40 million of the Company’s common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule

10b-18, subject to market conditions, applicable legal requirements and other factors. $5.3 million of its common stock was repurchased under this repurchase plan during the three months ended September 30, 2010. As of September 30, 2010, repurchases of $10.8 million have been made under this repurchase program.

15. Recent Accounting Pronouncements. In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that the adoption will have an impact on the Company’s consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

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

16. Commitments and Contingencies.

Contractual Obligations

Contractual obligations as of September 30, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$24,210	$24,207	$3	$-	$-
Operating leases	289	234	55	-	-
Capital expenditure	108	86	22	-	-
Total	$24,607	$24,527	$80	$-	$-

Litigation

Finisar Corporation v. Source Photonics, Inc., et al.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, the Company filed an answer to the complaint and counterclaims against Finisar. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against the Company. On May 20, 2010, the Company and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar.

On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with SEC on

September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement. Under the terms of the standstill agreement between the Company and Finisar, Finisar may file a new patent lawsuit against the Company any time after December 10, 2010. If Finisar brings a new similar lawsuit against the Company, and if the Company is unsuccessful in its defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to the Company on commercially reasonable terms and therefore may limit or preclude the Company from competing in the market for optical transceivers in the United States, which could materially harm its business.

Although the Company believes that it has meritorious defenses to the infringement allegations and intends to defend any new similar lawsuit vigorously, there can be no assurance that it will be successful in its defense. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of the Company’s management and technical personnel, which could harm its business.

IPO Securities Litigation

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that Oplink, certain of Oplink’s officers and directors and the underwriters of Oplink’s initial public offering (“IPO”) violated Section 11 of the Securities Act of 1933 based on allegations that Oplink’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the “IPO Lawsuits”). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. Oplink’s share of the settlement is roughly $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved. In October 2009, the Court certified the settlement class in each case and granted final approval to the settlement. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin’s ruling. These appeals and petitions are pending.

IPO 16(b) Claim

In October 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against Oplink as a nominal defendant. The complaint did not seek recovery of damages or other relief against Oplink. The Complaint alleged that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of Oplink acted as a “group” by coordinating their efforts to undervalue the IPO price of Oplink and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations, (b) allocating shares of Oplink to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for Oplink’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter.

The complaint against Oplink and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S.District Court. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Each of Ms. Simmonds and the issuer and underwriter defendants has submitted their appeal briefs to the court. Oral arguments on the appeals were held on October 5, 2010. No ruling on the appeals has yet been issued.

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

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenues:
United States	$17,967	$13,417
China	11,058	7,846
Europe	10,014	4,975
Japan	4,550	3,661
Canada	1,939	810
Asia-Pacific (excluding China and Japan)	4,112	2,856
Totals	$49,640	$33,565

Top five customers, although not the same five customers for each period, together accounted for 55% and 58% of revenues for the three months ended September 30, 2010 and 2009, respectively.

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	September 30,	June 30,
	2010	2010

United States	$5,874	$5,959
China	24,542	23,325
Asia-Pacific (excluding China)	4,179	4,079
Totals	$34,595	$33,363

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

As of June 30, 2010, the Company’s total unrecognized tax benefits were $5,232,000 of which $2,832,000, if recognized, would affect the Company’s effective tax rate. There is no significant change for the three months ended September 30, 2010. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $668,000 at September 30, 2010.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2009 remain open in several jurisdictions.

19. Subsequent Event. The Company has reviewed and evaluated events subsequent to September 30, 2010 through the date that the condensed consolidated financial statements were issued. On October 14, 2010, the Company entered into a contract to purchase a facility in Wuhan, China, totaling approximately 86,000 square feet for approximately $3.6 million. The facility will be used for manufacturing and research and development.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and audited consolidated financial statements contained in our Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission on September 10, 2010.

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. Our critical accounting policies cover the following areas:

•	revenue recognition and product returns;

•	depreciation and amortization;

•	warranty obligations;

•	allowance for doubtful accounts;

•	excess and obsolete inventory;

•	impairment of investments;

•	impairment of long-lived asset;

•	impairment of goodwill and other intangible assets;

•	fair value accounting;

•	business combination;

•	income taxes;

•	stock compensation; and

•	loss contingencies.

This is not a comprehensive list of all of our accounting policies.

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2010 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 10, 2010. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations

Revenues

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Revenue	$49,640	$33,565	$16,075	47.9%

The increase in revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was mainly due to increased unit shipments in all our major product categories, in particular our ROADM optical switching and routing product, all-optical dense and coarse wave-length division multiplexing product, and optical amplification product, partially offset by a decline in average selling prices, which is characteristic of the industry. We acquired Emit Technology Co., Ltd (“Emit”) in the third quarter of fiscal 2010. As a result, the acquisition of Emit contributed approximately $2.7 million of the increase in the revenues. We believe that the increase in shipments was largely due to a general increase in spending activities in the telecommunications industry.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers for each period together accounted for 55% and 58% of revenues for the three months ended September 30, 2010 and 2009, respectively.

For the second quarter of fiscal 2011, we expect our revenues to be in the range of $50 million to $53 million.  While our revenue has been increasing for the past few quarters, we are currently seeing some softness in orders for certain of our product lines, and we do not know whether the increasing revenue trend will continue for the third quarter of fiscal 2011.

Gross Profit

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Gross profit	$16,121	$9,832	$6,289	64.0%
Gross profit margin	32.5%	29.3%

Gross profit increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily reflecting a higher revenue and higher utilization of previously reserved inventory, partially offset by higher material costs as a result of increased revenues and higher manufacturing overhead expenses and labor costs as a result of an increase in employee headcount and employee compensation expenses in China.

Our gross profit margin increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 mainly due to lower material costs as a percentage of revenues, lower manufacturing overhead expenses as a percentage of revenues, and higher utilization of previously reserved inventory, partially offset by higher direct labor costs as a percentage of revenues.

We expect our gross profit margin in the second quarter of fiscal 2011 to remain at a similar level as the first quarter of fiscal 2011.

Research and Development

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Research and development	$3,733	$2,494	$1,239	49.7%

Research and development expenses increased $1.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily due to higher salary expenses and employee related compensation expenses associated with an increase in headcount.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expenses, excluding stock compensation expense, to increase slightly in the second quarter of fiscal 2011 compared to the first quarter of fiscal 2011. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Sales and marketing	$2,887	$2,414	$473	19.6%

Sales and marketing expenses for the three months ended September 30, 2010 increased slightly compared to the three months ended September 30, 2009. The slight increase primarily reflected higher salary expenses driven by an increase in headcount and higher sales commission expenses as a result of increased revenues. We expect our sales and marketing expenses, excluding stock compensation expense, to remain at a similar level in the second quarter of fiscal 2011 as the first quarter of fiscal 2011.

General and Administrative

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

General and administrative	$2,646	$2,671	$(25)	-0.9%

Excluding the impact of stock compensation expense, general and administrative expenses increased $147,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was mainly due to higher payroll and employee related expenses, partially offset by lower professional fees. We expect our general and administrative expenses, excluding stock compensation expense, to decrease slightly in the second quarter of fiscal 2011 compared to the first quarter of fiscal 2011.

Stock Compensation Expense

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Stock compensation expense	$1,658	$1,646	$12	0.7%

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units (“RSAs” and “RSUs”) and purchases under the employee stock purchase plan (see Note 13 – Stock-Based Compensation). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock compensation expense for the three months ended September 30, 2010 includes the continued amortization of previously-granted stock options and RSUs and amortization of equity awards granted in the first quarter of fiscal 2011. We expect our stock compensation expense in the second quarter of fiscal 2011 to decrease slightly compared to the first quarter of fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible and other assets was approximately $1.0 million and $946,000 for the three months ended September 30, 2010 and 2009, respectively.

Interest and Other Income, Net

	Three Months Ended			Percentage
	September 30,		Change	Change
	2010	2009
	(In thousands, except percentages)

Interest and other income, net	$57	$274	$(217)	-79.2%

Interest and other income for the three months ended September 30, 2010 included foreign currency losses of $125,000.  Excluding the impact of the foreign currency losses, interest and other income decreased approximately $92,000 compared to the three months ended September 30, 2009. The decrease was primarily due to lower yields on our investments and a lower average balance of cash and cash equivalents, short-term and long-term investments as a result of cash used for stock re purchases.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $881,000 and $438,000 for the three months ended September 30, 2010 and 2009, respectively. The increase in provision for income taxes for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was mainly due to higher income in our foreign jurisdictions.

The effective tax rate for the first quarter of fiscal 2011 differs from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $69.9 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2010. As of September 30, 2010, we had cash, cash equivalents and short-term investments of $159.6 million and working capital of $197.8 million.

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

Three Months Ended September 30, 2010

Our operating activities provided cash of $5.5 million in the first quarter of fiscal 2011 primarily as a result of a net income of $5.6 million for the period adjusted by $2.4 million in non-cash depreciation and amortization charges, $1.7 million in non-cash stock-based compensation expense and $290,000 in other non-cash expenses, partially offset by a decrease of cash of $4.3 million as a result of a net change in assets and liabilities.

For the three months ended September 30, 2010, the change in net assets and liabilities was primarily the result of an increase in accounts receivables, inventory, and prepaid expenses and other current assets of $4.4 million, $3.2 million and $304,000, respectively, partially offset by an increase in accrued liabilities and other liabilities of $2.6 million and an increase in accounts payable of $1.0 million.

Accounts receivable used $4.4 million of cash primarily due to higher shipments in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010, partially offset by improved collections of receivables. Days sales outstanding (“DSO”) was 67 days for the first quarter of fiscal 2011 compared to 70 days for the fourth quarter of fiscal 2010. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter and if customers delayed their payments or if we offered extended payment terms to our customers.

Inventories used $3.2 million of cash in the first quarter of fiscal 2011 primarily due to increased volumes of unit sales and associated purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

Accrued liabilities and other liabilities generated $2.6 million of cash in the first quarter of fiscal 2011 primarily due to increases in deferred revenues and income taxes payable.

Accounts payable increased and therefore provided cash of $1.0 million in the first quarter of fiscal 2011 due to a higher level of inventory purchases.

Our investing activities provided cash of $12.6 million in the first quarter of fiscal 2011 primarily due to sales and maturities of investments of $63.9 million, partially offset by purchases of investments of $48.8 million and equipment purchases of $2.5 million. During the remaining nine months of fiscal 2011, we anticipate that cash outlays in capital expenditures will be approximately $8.0 million.

Our financing activities used cash of $3.7 million in the first quarter of fiscal 2011 due to $6.5 million of cash spent on the repurchase of our common stock, partially offset by $2.8 million in proceeds from issuance of common stock in connection with the exercise of stock options.

Three Months Ended September 30, 2009

Our operating activities provided cash of $9.1 million in the first quarter of fiscal 2010 primarily as a result of a net income of $1.8 million for the period adjusted by non-cash charges of $2.6 million in depreciation and amortization charges, $1.6 million in stock-based compensation expenses, and an increase in cash of $3.2 million as a result of a net change in assets and liabilities.

For the three months ended September 30, 2009, the increase in net assets and liabilities was primarily the result of a decrease in inventory and accounts receivables of $2.1 million and $1.8 million, respectively, partially offset by a decrease in accounts payable of $672,000.

Accounts receivable provided $1.8 million of cash driven primarily by improvement in collection, partially offset by increased shipments during the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. DSO was 74 days for the first quarter of fiscal 2010 compare to 82 days for the fourth quarter of fiscal 2009.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of September 30, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$24,210	$24,207	$3	$-	$-
Operating leases	289	234	55	-	-
Capital expenditure	108	86	22	-	-
Total	$24,607	$24,527	$80	$-	$-

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have an impact on our consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not believe that the adoption will have an impact on our consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

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

As of September 30, 2010, all of our short-term investments were in certificates of deposit, high quality commercial paper, corporate securities, and government and government agency debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of September 30, 2010, the gross unrealized losses on our investments classified as available-for-sale were immaterial which are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on the available-for-sale securities at September 30, 2010 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30,	June 30,	June 30,
	2010	2010	2010	2010
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$-	-	$8,423	0.1%
Cash equivalents - fixed rate	34,162	0.2%	9,759	0.2%
Short-term investments - fixed rate	104,537	0.4%	109,632	1.0%
Long-term investments - fixed rate	-	-	10,000	1.4%
Total	$138,699		$137,814

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2010 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10%

appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three months ended September 30, 2010.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

The material set forth under the caption “Litigation” in Note 16 of the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A—RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from a high of $22.38 in October 2006 to an intra-day low of $5.05 in November 2008. The closing sale price of our common stock on November 10, 2010 was $17.65. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and 55% of our revenues for the three month period ended September 30, 2010. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2010, 2009 and 2008, as well as for the three month period ended September 30, 2010. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. We expect that sales to Tellabs, in particular, may increase as a percentage of our total sales in the coming quarters.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On March 23, 2010, we filed an answer to the complaint and counterclaims against Finisar. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. This dismissal without prejudice does not prevent Finisar from bringing a new similar lawsuit against us. On May 20, 2010, the Company and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar.

On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with SEC on September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement.  Under the terms of the standstill agreement between the Company and Finisar, Finisar may file a new patent lawsuit against the Company any time after December 10, 2010. If Finisar brings a new similar lawsuit against us, and if we are unsuccessful in our defense of the Finisar patent infringement claims, a license to use the allegedly infringing technology may not be available to us on commercially reasonable terms and therefore may limit or preclude us from competing in the market for optical transceivers in the United States, which could materially harm our business.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 28 – July 25, 2010	371,695	$14.34	371,695	$29.2 Million (1)
July 26 – August 22, 2010	-	-	-	$29.2 Million
August 23 – October 3, 2010	-	-	-	$29.2 Million
	371,695	$14.34	371,695

(1)
On June 1, 2010, Oplink announced a program authorizing the repurchase up to an additional $40 million of its common stock.  Approximately $5.5 million of common stock was repurchased under this program during the period June 1 through June 27, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

OPLINK COMMUNICATIONS, INC.

Date: November 12, 2010	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer
(Principal Financial Officer)