Form 10-Q
period 2011-01-02
OPLINK COMMUNICATIONS INC
filed 2011-02-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The number of shares of the Registrant’s common stock outstanding as of January 31, 2011 was 19,922,641 .

OPLINK COMMUNICATIONS, INC.

NOTE:  The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 27, 2010 and its most recently completed fiscal quarter ended on Sunday, January 2, 2011, but throughout this report those periods will be referred to as having ended on June 30, 2010 and December 31, 2010, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010 (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,713	$40,711
Short-term investments	99,295	109,632
Accounts receivable, net	39,833	29,728
Inventories	26,007	20,902
Prepaid expenses and other current assets	5,983	7,659
Total current assets	239,831	208,632
Long-term investments	-	10,000
Property, plant and equipment, net	35,342	33,363
Goodwill and intangible assets, net	4,900	6,952
Other assets	675	651
Total assets	$280,748	$259,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,774	$14,369
Accrued liabilities	11,818	11,536
Deferred revenues	1,213	-
Income taxes payable	976	121
Total current liabilities	27,781	26,026
Income taxes payable, non-current	3,999	3,415
Other non-current liabilities	1,625	1,508
Total liabilities	33,405	30,949

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,620,129 and 19,582,471 shares
issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	20	20
Additional paid-in capital	445,033	443,825
Treasury stock, at cost (82,514 shares as of June 30, 2010)	-	(1,196)
Accumulated other comprehensive income	10,465	8,243
Accumulated deficit	(208,175)	(222,243)
Total stockholders’ equity	247,343	228,649
Total liabilities and stockholders' equity	$280,748	$259,598

(1)	The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share data)

Revenues	$52,025	$32,743	$101,665	$66,308
Cost of revenues:
Cost of revenues	32,814	21,643	66,216	45,277
Stock-based compensation expense	102	88	219	187
Total cost of revenues	32,916	21,731	66,435	45,464

Gross profit	19,109	11,012	35,230	20,844

Operating expenses:
Research and development:
Research and development	3,992	2,268	7,391	4,493
Stock-based compensation expense	315	245	649	514
Total research and development	4,307	2,513	8,040	5,007

Sales and marketing:
Sales and marketing	2,482	1,923	4,940	4,009
Stock-based compensation expense	442	361	871	689
Total sales and marketing	2,924	2,284	5,811	4,698

General and administrative:
General and administrative	1,895	1,810	3,763	3,531
Stock-based compensation expense	370	914	1,148	1,864
Total general and administrative	2,265	2,724	4,911	5,395

Amortization of intangible assets	451	403	902	807
Total operating expenses	9,947	7,924	19,664	15,907

Income from operations	9,162	3,088	15,566	4,937
Interest and other income, net	54	193	111	467
Gain on sale or disposal of assets	83	214	83	338
Income before provision for income taxes	9,299	3,495	15,760	5,742
Provision for income taxes	(811)	(358)	(1,692)	(796)
Net income	$8,488	$3,137	$14,068	$4,946

Net income per share:
Basic	$0.43	$0.15	$0.72	$0.24
Diluted	$0.41	$0.14	$0.69	$0.23

Shares used in per share calculation:
Basic	19,556	20,797	19,441	20,686
Diluted	20,602	21,694	20,463	21,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$14,068	$4,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,709	3,341
Amortization of intangible assets	2,052	1,891
Stock-based compensation expense	2,887	3,254
Amortization of premium on investments	236	131
Gain on sale or disposal of assets	(83)	(338)
Other	239	(18)
Change in assets and liabilities:
Accounts receivable, net	(9,767)	3,654
Inventories	(4,346)	(286)
Prepaid expenses and other current assets	1,788	(1,333)
Other assets	4	14
Accounts payable	(58)	2,037
Accrued liabilities and other liabilities	3,240	317
Net cash provided by operating activities	12,969	17,610

Cash flows from investing activities:
Purchases of available-for-sale investments	(70,370)	(106,834)
Maturities of available-for-sale investments	80,678	99,762
Purchases of held-to-maturity investments	-	(10,000)
Maturities of held-to-maturity investments	10,000	5,000
Proceeds from sales of property, plant and equipment	183	278
Purchases of property, plant and equipment	(3,985)	(1,129)
Net cash provided by (used in) investing activities	16,506	(12,923)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,855	3,406
Repurchases of common stock	(6,534)	-
Net cash (used in) provided by financing activities	(1,679)	3,406

Effect of exchange rate changes on cash and cash equivalents	206	20
Net increase in cash and cash equivalents	28,002	8,113
Cash and cash equivalents, beginning of period	40,711	49,702
Cash and cash equivalents, end of period	$68,713	$57,815

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

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2010, the results of its operations for the three and six months ended December 31, 2010 and 2009 and its cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. January 2, 2011 represents the Sunday closest to the period ended December 31, 2010. The quarter ended December 31, 2009 consists of 14 weeks. The quarter ended December 31, 2010 is a 13-week fiscal period. Fiscal 2011 is comprised of 53 weeks, one week more than a typical fiscal year.

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

There have been no significant changes to the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

3. Risks and Uncertainties. There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company’s financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, the Company’s reliance on a small number of customers for a substantial portion of its revenues, possible reductions in customer orders, intense competition in the Company’s target markets and potential pricing pressure that may arise from changing supply or demand conditions and a downturn in the telecommunications industry or the overall global economy. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company’s manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described from time to time in the Company’s periodic reports filed with SEC.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$8,488	$3,137	$14,068	$4,946

Denominator:
Weighted average shares outstanding - basic	19,556	20,797	19,441	20,686
Effect of dilutive potential common shares	1,046	897	1,022	766
Weighted average shares outstanding - diluted	20,602	21,694	20,463	21,452

Net income per share - basic	$0.43	$0.15	$0.72	$0.24
Net income per share - diluted	$0.41	$0.14	$0.69	$0.23

Antidilutive stock options and restricted stock units
not included in income per share calculation	1,127	1,637	1,320	2,042

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

	December 31,	June 30,
	2010	2010
Accumulated other comprehensive income:
Cumulative translation adjustment	$10,444	$8,241
Unrealized gain on investments, net	21	2
	$10,465	$8,243

The reconciliation of net income to comprehensive income for the three and six months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$8,488	$3,137	$14,068	$4,946
Change in cumulative translation adjustment	1,707	(27)	2,203	(65)
Change in unrealized gain on investments, net	(3)	(63)	19	83
Total comprehensive income	$10,192	$3,047	$16,290	$4,964

6. Cash and Cash Equivalents. The Company’s cash equivalents at December 31, 2010 consist primarily of money market funds, unrestricted deposits and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $285,000 and $322,000 at December 31, 2010 and June 30, 2010, respectively.

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

Short-term and long-term investments at December 31, 2010 and June 30, 2010 consist of the following (in thousands):

	December 31, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$8,058	$8,058	$-	$-	$8,058
United States Treasury	52,948	52,926	22	-	52,948
Corporate securities	38,289	38,290	3	(4)	38,289
Total short-term investments	$99,295	$99,274	$25	$(4)	$99,295

	June 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,823	$6,823	$-	$-	$6,823
United States government agencies	14,994	14,993	4	-	14,997
United States Treasury	41,946	41,912	34	-	41,946
Corporate securities	45,869	45,902	-	(33)	45,869
Total short-term investments	109,632	109,630	38	(33)	109,635

Long-term investments:
United States government agencies	10,000	10,000	2	-	10,002
Total long-term investments	10,000	10,000	2	-	10,002

Total investments	$119,632	$119,630	$40	$(33)	$119,637

The amortized cost and fair value of available-for-sale and held-to-maturity investments at December 31, 2010 and June 30, 2010 are presented in the following tables (in thousands):

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$8,058	$-	$-	$8,058
United States Treasury	52,926	22	-	52,948
Corporate securities	38,290	3	(4)	38,289
Total available-for-sale investments	$99,274	$25	$(4)	$99,295

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,823	$-	$-	$6,823
United States government agencies	9,993	1	-	9,994
United States Treasury	41,912	34	-	41,946
Corporate securities	42,801	-	(33)	42,768
Total available-for-sale investments	101,529	35	(33)	101,531

Held-to-maturity investments:
Corporate securities	3,101	-	-	3,101
United States government agencies	15,000	5	-	15,005
Total held-to-maturity investments	18,101	5	-	18,106

Total investments	$119,630	$40	$(33)	$119,637

There were no gross realized gains (losses) on sales of available-for-sale or held-to-maturity securities for the three and six months ended December 31, 2010 or 2009. The unrealized losses on available-for-sale securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its available-for-sale securities at December 31, 2010 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale securities with unrealized losses as of December 31, 2010 (in thousands):

	December 31, 2010
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
Corporate securities	$9,739	$(4)
Total available-for-sale investments	9,739	(4)

Total investments in loss position	$9,739	$(4)

The amortized cost and estimated fair value of debt securities at December 31, 2010 and June 30, 2010 by contractual maturities are shown below (in thousands):

	December 31, 2010		June 30, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$99,274	$99,295	$101,529	$101,531
Total available-for-sale investments	99,274	99,295	101,529	101,531

Held-to-maturity investments:
Due in one year or less	-	-	8,101	8,101
Due in one year to five years	-	-	10,000	10,005
Total held-to-maturity investments	-	-	18,101	18,106

Total investments	$99,274	$99,295	$119,630	$119,637

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three and six months ended December 31, 2010.

Items Measured at Fair Value on a Recurring Basis

The Company did not have any financial liabilities that are measured at fair value at December 31 and June 30, 2010. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at December 31, 2010 and June 30, 2010, consistent with the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalent:
Money market funds	$10,771	$-	$-	$10,771
Corporate securities	-	29,447	-	29,447
Short-term investments:
Certificates of deposit	-	8,058	-	8,058
United States Treasury	-	52,948	-	52,948
Corporate securities	-	38,289	-	38,289
Total financial assets	$10,771	$128,742	$-	$139,513

Financial liabilities	$-	$-	$-	$-

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$10,182	$-	$-	$10,182
Corporate securities	-	8,000	-	8,000
Short-term investments:
Certificates of deposit	-	6,823	-	6,823
United States government agencies	-	9,994	-	9,994
United States Treasury	-	41,946	-	41,946
Corporate securities	-	42,768	-	42,768
Total financial assets	$10,182	$109,531	$-	$119,713

Financial liabilities	$-	$-	$-	$-

As of December 31 and June 30, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended December 31, 2010.

Items Measured at Fair Value on a Nonrecurring Basis

 Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three and six months ended December 31, 2010 or 2009.

9. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	December 31,	June 30,
	2010	2010
Inventories:
Raw materials	$14,533	$13,744
Work-in-process	8,109	7,158
Finished goods	3,365	-
Total	$26,007	$20,902

10. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of December 31, 2010 and June 30, 2010 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 31, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$7,257	$2,335
Customer relationships	3-7	5,671	4,568	1,103
Trade name	3-6	1,775	923	852
Backlog	1	188	150	38
Total		$17,226	$12,898	$4,328

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$6,099	$3,493
Customer relationships	3-7	5,671	3,882	1,789
Trade name	3-6	1,775	760	1,015
Backlog	1	188	105	83
Total		$17,226	$10,846	$6,380

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Reported as:	2010	2009	2010	2009
Cost of revenues	$575	$542	$1,150	$1,084
Operating expenses	451	403	902	807
Total	$1,026	$945	$2,052	$1,891

The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2011	$1,951
2012	1,309
2013	484
2014	247
2015	177
After 2015	160
$4,328

The Company had goodwill of $572,000 on its condensed consolidated balance sheets at December 31, 2010 and June 30, 2010 as a result of the acquisitions of Emit Technology Co., Ltd and Oridus, Inc. in fiscal 2010. During the three and six months ended December 31, 2010, there were no indicators of impairment for the goodwill.

11. Accrued Liabilities.  Accrued liabilities consist of (in thousands):

	December 31,	June 30,
	2010	2010
Accrued liabilities:
Payroll and related expenses	$5,565	$3,792
Accrued professional fees	820	1,168
Accrued sales commission	555	486
Accrued sales return	525	541
Accrued warranty	500	421
Employee withholdings and related expenses	402	531
Advance deposits from customers	349	480
Other	3,102	4,117
	$11,818	$11,536

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 11, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at the beginning of the period	$500	$371	$421	$371
Accruals for warranties issued during the period	110	29	243	88
Adjustments related to pre-existing warranties
including expirations and changes in estimates	9	64	68	78
Cost of warranty repair	(119)	(93)	(232)	(166)
Balance at the end of the period	$500	$371	$500	$371

13. Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument. The effect of recording stock-based compensation expense for the three and six months ended December 31, 2010 and 2009 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$521	$1,114	$1,134	$2,129
Restricted stock awards	611	419	1,523	817
Employee stock purchase plan	97	75	230	308
Total stock-based compensation	1,229	1,608	2,887	3,254
Tax effect on stock-based compensation	-	-	-	-
Net effect on net income	$1,229	$1,608	$2,887	$3,254

Effect on net income per share:
Basic	$(0.06)	$(0.08)	$(0.15)	$(0.16)
Diluted	$(0.06)	$(0.07)	$(0.14)	$(0.15)

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the three months ended December 31, 2010 and 2009, the Company granted 30,000 and 61,500 stock options, respectively, with an estimated total grant-date fair value of $224,000 and $420,000, respectively. In addition, the Company granted 3,000 and 3,080 restricted stock units (“RSUs”) with a total grant-date fair value of $53,000 and $48,000 for the three months ended December 31, 2010 and 2009, respectively. The Company estimated that the stock compensation expense for the equity awards granted in the three months ended December 31, 2010 and 2009 not expected to vest was $34,000 and $59,000, respectively.

During the six months ended December 31, 2010 and 2009, the Company granted 74,000 and 87,500 stock options, respectively, with an estimated total grant-date fair value of $571,000 and $589,000, respectively. In addition, the Company granted 224,800 and 483,000 restricted stock awards (“RSAs”) and RSUs, with a total grant-date fair value of $4.2 million and $6.7 million during the six months ended December 31, 2010 and 2009, respectively. The Company estimated that the stock compensation expense for the equity awards granted in the six months ended December 31, 2010 and 2009 not expected to vest was $654,000 and $1.2 million, respectively.

As of December 31, 2010, the unrecognized stock compensation expense related to stock options to purchase Oplink common stock was $3.2 million which will be recognized over an estimated weighted average amortization period of 2.0 years. The unrecognized stock compensation expense related to RSUs was $6.6 million which will be recognized over an estimated weighted average amortization period of 2.9 years. Approximately $8,000 of stock compensation was capitalized as inventory at December 31, 2010 and June 30, 2010.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Risk-free interest rate	0.91%	2.18%	1.19%	2.27%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected dividends	0%	0%	0%	0%
Volatility	51%	50%	50%	51%

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Risk-free interest rate	0.25%	0.53%	0.25%	0.53%
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%	0%
Volatility	47%	50%	47%	50%

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $7.46 and $6.83 per share for the three months ended December 31, 2010 and 2009, respectively, and $7.71 and $6.73 per share for the six months ended December 31, 2010 and 2009.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2010	2,413,434	3,458,602	$14.02	478,733	$13.96
Granted	(366,240)	74,000	18.33	224,800	18.81
Exercised or vested	-	(304,612)	13.86	(20,000)	18.43
Canceled (1)	28,503	(87,660)	43.25	(4,500)	18.87
Balance, December 31, 2010	2,075,697	3,140,330	$13.33	679,033	$15.40

(1)
The number of shares subject to option and stock awards canceled during the six months ended December 31, 2010 include 65,007 shares subject to option awards granted under the Company’s 1998 Stock Option Plan and the OCP stock option plan, which shares were not eligible to be re-granted under the 2009 Plan.

The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at December 31, 2010				at December 31, 2010
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)
$1.00 - $5.00	406,904	1.8	$4.62	$5,636	406,904	1.8	$4.62	$5,636
$5.01 - $8.00	378,234	2.4	5.70	4,828	353,993	2.1	5.57	4,565
$8.01 - $10.00	23,981	0.9	8.76	233	23,981	0.9	8.76	233
$10.01 - $11.00	375,186	7.0	10.10	3,142	229,670	6.8	10.10	1,922
$11.01 - $13.00	187,061	6.5	12.15	1,183	122,763	6.0	12.27	761
$13.01 - $15.00	521,034	6.5	13.78	2,443	325,134	6.2	13.59	1,587
$15.01 - $18.00	278,184	6.3	16.85	452	174,753	5.6	17.20	221
$18.01 - $20.00	214,387	3.8	18.90	7	172,387	3.1	18.91	7
$20.01 - $27.00	746,500	5.4	20.24	-	746,500	5.4	20.24	-
$28.00 - $158.00	8,859	0.7	57.76	-	8,859	0.7	57.76	-
	3,140,330	4.9	$13.33	$17,923	2,564,944	4.4	$13.33	$14,932

Vested and expected to vest	3,116,422	4.9	$13.32	$17,829

As of December 31, 2010 and June 30, 2010, options to purchase 2,564,944 and 2,742,536 shares at weighted average exercise prices of $13.33 and $14.35 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.47 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 2,262,048. The total intrinsic value of options exercised during the three months ended December 31, 2010 and 2009 was $718,000 and $824,000, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $1.6 million and $1.6 million, respectively.

The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended December 31, 2010 and 2009 was approximately $1.4 million and $1.8 million, respectively, and for the six months ended December 31, 2010 and 2009 was $4.2 million and $2.9 million, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs outstanding as of December 31, 2010 was $12.5 million and 1.6 years, respectively. There were no RSUs vested as of December 31, 2010.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs expected to vest as of December 31, 2010 was $11.3 million and 1.6 years, respectively. The number of RSUs that are expected to vest is 614,448 shares.

The Company settles employee stock option exercises and RSUs with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of December 31, 2010, 1,592,044 shares were available for issuance under the Company’s employee stock purchase plan.

The total cash received by the Company from employees as a result of purchases under the ESPP during the three and six months ended December 31, 2010 was $632,000, and was $535,000 for the three and six months ended December 31, 2009.

14. Repurchase of Common Stock. On June 1, 2010, the Company announced a program to repurchase up to $40 million of the Company’s common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. $5.3 million of its common stock was repurchased under this repurchase plan during the three months ended September 30, 2010. No repurchases were made in the three months ended December 31, 2010. As of December 31, 2010, repurchases of $10.8 million have been made under this repurchase program and approximately $29.2 million is remaining under this repurchase program.

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

16. Commitments and Contingencies.

Contractual Obligations

Contractual obligations as of December 31, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,505	$17,468	$37	$-	$-
Operating leases	254	204	50	-	-
Capital expenditure	5,420	5,398	22	-	-
Total	$23,179	$23,070	$109	$-	$-

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

On December 20, 2010, Finisar filed a new complaint against the Company in the United States District Court for the Northern District of California.  The new complaint is substantially similar to the complaint filed by Finisar in January 2010.  On January 24, 2011 the Company filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.

Although the Company believes that it has meritorious defenses to the infringement allegations and intends to defend the lawsuit vigorously, there can be no assurance that it will be successful in its defense. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, a new lawsuit, if brought, would be likely to divert the efforts and attention of the Company’s management and technical personnel, which could harm its business.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including the Company’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and a petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers.  On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court.

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

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
United States	$18,941	$11,311	$36,907	$24,728
China	11,622	8,587	22,680	16,433
Europe	9,431	4,675	19,445	9,650
Japan	5,426	4,544	9,976	8,205
Canada	2,368	745	4,307	1,555
Asia-Pacific (excluding China and Japan)	4,237	2,881	8,350	5,737
Totals	$52,025	$32,743	$101,665	$66,308

Top five customers, although not the same five customers for each period, together accounted for 53% and 56% of revenues for the three months ended December 31, 2010 and 2009, respectively, and 53% and 56% of revenues for the six months ended December 31, 2010 and 2009, respectively.

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	December 31,	June 30,
	2010	2010

United States	$5,908	$5,959
China	25,133	23,325
Asia-Pacific (excluding China)	4,301	4,079
Totals	$35,342	$33,363

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

As of December 31, 2010, the Company’s total unrecognized tax benefits were $5,644,000 of which $3,244,000, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $755,000 at December 31, 2010.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2009 remain open in several jurisdictions.

19. Subsequent Event. The Company has reviewed and evaluated events subsequent to December 31, 2010 through the date that the condensed consolidated financial statements were issued.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended December 31, 2010 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 10, 2010. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations

Revenues

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Revenues	$52,025	$32,743	$19,282	58.9%	$101,665	$66,308	$35,357	53.3%

The increase in revenues for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 was mainly due to increased unit shipments in all our major product categories, in particular our all-optical dense and coarse wave-length division multiplexing products, optical switching and routing products, and optical amplification products, partially offset by a decline in average selling prices, which is characteristic of the industry. We acquired Emit Technology Co., Ltd (“Emit”) in the third quarter of fiscal 2010. As a result, the acquisition of Emit contributed approximately $2.9 million and $5.6 million of the increase in revenues for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009, respectively. We believe that the increase in shipments was largely due to a general increase in spending activities in the telecommunications industry.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Top five customers, although not the same five customers for each period, together accounted for 53% and 56% of revenues for the three months ended December 31, 2010 and 2009, respectively, and 53% and 56% of revenues for the six months ended December 31, 2010 and 2009, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. In addition, we expect that sales to Tellabs, in particular, may increase as a percentage of our total sales in the coming quarter.

For the third quarter of fiscal 2011, we expect our revenues to be in the range of $52 million to $56 million.

Gross Profit

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Gross profit	$19,109	$11,012	$8,097	73.5%	$35,230	$20,844	$14,386	69.0%
Gross profit margin	36.7%	33.6%			34.7%	31.4%

Gross profit increased for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 primarily reflecting higher revenues and higher utilization of previously reserved inventory, partially offset by higher material costs driven by increased revenues, higher labor costs as a result of an increase in employee headcount and employee compensation expenses in China, and higher manufacturing overhead expenses.

Our gross profit margin increased for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 mainly due to lower manufacturing overhead expenses as a percentage of revenues and lower material costs as a percentage of revenues, partially offset by higher direct labor costs as a percentage of revenues and lower utilization of previously reserved inventory as a percentage of revenues.

We expect our gross profit margin in the third quarter of fiscal 2011 to decrease compared to the second quarter of fiscal 2011 as a result of less favorable product mix. In addition, due to government-mandated increases in minimum wage levels, we expect our labor costs at our China facility to increase significantly in the fourth quarter of fiscal 2011.

Research and Development

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Research and
development	$4,307	$2,513	$1,794	71.4%	$8,040	$5,007	$3,033	60.6%

Research and development expenses increased $1.8 million and $3.0 million for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009, respectively. The increase was primarily due to higher salary expenses and employee related compensation expenses associated with an increase in headcount and higher costs of materials associated with new product development, partially offset by lower depreciation expenses.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expenses, excluding stock compensation expense, to increase slightly in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2011. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Sales and
marketing	$2,924	$2,284	$640	28.0%	$5,811	$4,698	$1,113	23.7%

Sales and marketing expenses increased $640,000 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, and increased $1.1 million for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The increase primarily reflected higher salary expenses driven by an increase in headcount and higher sales commission expenses as a result of increased revenues. Our acquisition of Emit in the third quarter of fiscal 2010 further contributed to the increase in sales and marketing expenses for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. We expect our sales and marketing expenses, excluding stock compensation expense, to remain at a similar level in the third quarter of fiscal 2011 as the second quarter of fiscal 2011.

General and Administrative

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

General and
administrative	$2,265	$2,724	$(459)	-16.9%	$4,911	$5,395	$(484)	-9.0%

Excluding the impact of stock compensation expense, general and administrative expenses remained largely unchanged for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, and increased $232,000 for the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The increase was mainly due to our acquisition of Emit in the third quarter of fiscal 2010. We expect our general and administrative expenses, excluding stock compensation expense, to increase in the third quarter of fiscal 2011 compared to the second quarter of fiscal 2011.

Stock-Based Compensation Expense

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Stock-based
compensation expense	$1,229	$1,608	$(379)	-23.6%	$2,887	$3,254	$(367)	-11.3%

Stock-based compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units (“RSAs” and “RSUs”) and purchases under the employee stock purchase plan (see Note 13 – Stock-Based Compensation). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock-based compensation expense for the three and six months ended December 31, 2010 includes the continued amortization of previously-granted stock options and RSUs and amortization of equity awards granted in the first and second quarters of fiscal 2011. The decrease in stock-based compensation expense was primarily due to canceled or fully vested equity awards. We expect our stock compensation expense in the third quarter of fiscal 2011 to decrease slightly compared to the second quarter of fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible and other assets was approximately $1.0 million and $945,000 for the three months ended December 31, 2010 and 2009, respectively, and was approximately $2.1 million and $1.9 million for the six months ended December 31, 2010 and 2009, respectively.

Interest and Other Income, Net

	Three Months Ended			Percentage	Six Months Ended			Percentage
	December 31,		Change	Change	December 31,		Change	Change
	2010	2009			2010	2009
	(In thousands, except percentages)

Interest and other
income, net	$54	$193	$(139)	-72.0%	$111	$467	$(356)	-76.2%

Interest and other income for the six months ended December 31, 2010 included foreign currency losses of $125,000. Excluding the impact of the foreign currency losses, the decrease in interest and other income for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 was primarily due to lower yields on our investments and a lower average balance of cash and cash equivalents, short-term and long-term investments as a result of cash used for stock repurchases in the last two quarters of fiscal 2010 and first quarter of fiscal 2011.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $811,000 and $358,000 for the three months ended December 31, 2010 and 2009, respectively. We recorded a tax provision of $1.7 million and $796,000 for the six months ended December 31, 2010 and 2009, respectively. The increase in provision for income taxes for the three and six months ended December 31, 2010 compared to the three and six months ended December 31, 2009 was mainly due to higher taxable income in all jurisdictions.

The effective tax rates for the three and six months ended December 31, 2010 and 2009 differ from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $68.7 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through December 31, 2010. As of December 31, 2010, we had cash, cash equivalents and short-term investments of $168.0 million and working capital of $212.1 million.

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

Six Months Ended December 31, 2010

Our operating activities provided cash of $13.0 million in the six months ended December 31, 2010 primarily as a result of a net income of $14.1 million for the period adjusted by $4.8 million in non-cash depreciation and amortization charges, $2.9 million in non-cash stock-based compensation expense and $392,000 in other non-cash expenses, partially offset by a decrease of cash of $9.2 million as a result of a net change in assets and liabilities.

For the six months ended December 31, 2010, the change in net assets and liabilities was primarily the result of an increase in accounts receivables and inventory of $9.8 million and $4.3 million, respectively, partially offset by an increase in accrued liabilities and other liabilities of $3.2 million and a decrease in prepaid expenses and other current assets of $1.8 million.

Accounts receivable used $9.8 million of cash primarily due to higher shipments in the six months ended December 31, 2010 compared to the six months ended December 31, 2009. Days sales outstanding (“DSO”) was 67 days and 70 days for the first and second quarters of fiscal 2011 compared to 70 days for the fourth quarter of fiscal 2010. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter, if customers delayed their payments or if we offered extended payment terms to our customers.

Inventories used $4.3 million of cash in the six months ended December 31, 2010 primarily due to increased volumes of unit sales and increased purchases of inventory required to meet customer demand. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

Prepaid expenses and other current assets provided $1.8 million of cash in the six months ended December 31, 2010 mainly reflecting the decreased balance of bankers’ acceptance notes.

Accrued liabilities and other liabilities generated $3.2 million of cash in the six months ended December 31, 2010 primarily due to increases in deferred revenues, income taxes payable and other payables.

Our investing activities provided cash of $16.5 million in the six months ended December 31, 2010 primarily due to maturities of investments of $90.7 million, partially offset by purchases of investments of $70.4 million and purchases of property, plant and equipment of $3.8 million. During the remaining six months of fiscal 2011, we anticipate that cash outlays in capital expenditures will be approximately $6.0 million.

Our financing activities used cash of $1.7 million in the six months ended December 31, 2010 due to $6.5 million of cash spent on the repurchase of our common stock, partially offset by $4.9 million in proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

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

Accounts receivable provided $3.7 million of cash driven by improved collections of receivables in the six months ended December 31, 2009 compared to the fourth quarter of fiscal 2009. DSO was 74 days and 71 days for the first and second quarters of fiscal 2010, respectively, compared to 82 days for the fourth quarter of fiscal 2009.

Prepaid expenses and other current assets used $1.3 million of cash during the six months ended December 31, 2009 primarily reflecting increased balance of bankers’ acceptance notes.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of December 31, 2010 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,505	$17,468	$37	$-	$-
Operating leases	254	204	50	-	-
Capital expenditure	5,420	5,398	22	-	-
Total	$23,179	$23,070	$109	$-	$-

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

As of December 31, 2010, all of our short-term investments were in certificates of deposit, high quality commercial paper, corporate securities, and government debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of December 31, 2010, the gross unrealized losses on our investments classified as available-for-sale were immaterial which were primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on the available-for-sale securities at December 31, 2010 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 31,	December 31,	June 30,	June 30,
	2010	2010	2010	2010
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$-	-	$8,423	0.1%
Cash equivalents - fixed rate	40,218	0.2%	9,759	0.2%
Short-term investments - fixed rate	99,295	0.5%	109,632	1.0%
Long-term investments - fixed rate	-	-	10,000	1.4%
Total	$139,513		$137,814

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

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a significant fluctuation in RMB against the U.S. dollar could affect our business and results of operations upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three or six months ended December 31, 2010.

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

ITEM 1 - LEGAL PROCEEDINGS

The material set forth under the caption “Litigation” in Note 16 of the Notes to Condensed Consolidated Financial Statements appearing in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A - RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to a recent intra-day high of $25.63 on January 31, 2011. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and 53% of our revenues for the six month period ended December 31, 2010. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2010, 2009 and 2008, as well as for the six month period ended December 31, 2010. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. We expect that sales to Tellabs, in particular, may increase as a percentage of our total sales in the coming quarters.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages. We increased our wage rates at our Zhuhai facility by more than 30% during our 2010 fiscal year due to government-mandated increases in minimum wage levels. We expect another government-mandated increase in the fourth quarter of fiscal 2011, and we may be required to increase wages even more in the future due to market conditions and/or additional government mandates. If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected. In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants’ respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys’ fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. On May 20, 2010, we and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with SEC on September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement.

On December 20, 2010, Finisar filed a new complaint against us in the United States District Court for the Northern District of California. The new complaint is substantially similar to the complaint filed by Finisar in January 2010. On January 24, 2011 we filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS
Exhibit Index
Exhibit No.		Description
3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)		Bylaws of the Registrant.
3.3(3)		Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6(6)		Amendment to Bylaws of the Registrant
10.12		Amendment to Executive Corporate Event Agreement between the Registrant and Joseph Y. Liu
10.13		Form of Amendment to Executive Corporate Event Agreement for Executive Officers
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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

OPLINK COMMUNICATIONS, INC.

Date: February 11, 2011	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer
(Principal Financial Officer)