Form 10-Q
period 2011-04-03
OPLINK COMMUNICATIONS INC
filed 2011-05-13
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The number of shares of the Registrant’s common stock outstanding as of May 6, 2011 was 20,651,083.

OPLINK COMMUNICATIONS, INC.

NOTE:  The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, June 27, 2010 and its most recently completed fiscal quarter ended on Sunday, April 3, 2011, but throughout this report those periods will be referred to as having ended on June 30, 2010 and March 31, 2011, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010 (1)
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$74,687	$40,711
Short-term investments	121,282	109,632
Accounts receivable, net	36,146	29,728
Inventories	22,289	20,902
Prepaid expenses and other current assets	7,118	7,659
Total current assets	261,522	208,632
Long-term investments	-	10,000
Property, plant and equipment, net	35,982	33,363
Goodwill and intangible assets, net	3,874	6,952
Other assets	623	651
Total assets	$302,001	$259,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,446	$14,369
Accrued liabilities	12,637	11,536
Deferred revenues	119	-
Income taxes payable	878	121
Total current liabilities	25,080	26,026
Income taxes payable, non-current	4,282	3,415
Other non-current liabilities	1,688	1,508
Total liabilities	31,050	30,949

Commitments and contingencies (Note 16)	-	-

Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,649,989 and 19,582,471 shares
issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	21	20
Additional paid-in capital	459,379	443,825
Treasury stock, at cost (82,514 shares as of June 30, 2010)	-	(1,196)
Accumulated other comprehensive income	11,538	8,243
Accumulated deficit	(199,987)	(222,243)
Total stockholders’ equity	270,951	228,649
Total liabilities and stockholders' equity	$302,001	$259,598

(1)	The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$53,471	$33,623	$155,136	$99,931
Cost of revenues	34,188	22,643	100,623	68,107
Gross profit	19,283	10,980	54,513	31,824

Operating expenses:
Research and development	4,665	2,815	12,705	7,822
Sales and marketing	3,107	2,406	8,918	7,104
General and administrative	2,456	2,575	7,367	7,970
Amortization of intangible assets	451	410	1,353	1,217
Gain on sale or disposal of assets	(24)	(4)	(107)	(342)
Total operating expenses	10,655	8,202	30,236	23,771

Income from operations	8,628	2,778	24,277	8,053
Interest and other income, net	180	292	291	759
Income before provision for income taxes	8,808	3,070	24,568	8,812
Provision for income taxes	(620)	(516)	(2,312)	(1,312)
Net income	$8,188	$2,554	$22,256	$7,500

Net income per share:
Basic	$0.40	$0.12	$1.13	$0.36
Diluted	$0.38	$0.12	$1.07	$0.35

Shares used in per share calculation:
Basic	20,308	20,907	19,723	20,754
Diluted	21,595	21,792	20,792	21,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$22,256	$7,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,979	4,918
Amortization of intangible assets	3,078	2,849
Stock-based compensation expense	4,239	4,556
Amortization of premium on investments	289	290
Gain on sale or disposal of assets	(107)	(342)
Other	325	(13)
Change in assets and liabilities:
Accounts receivable, net	(5,900)	1,248
Inventories	(269)	(5,011)
Prepaid expenses and other current assets	704	(3,144)
Other assets	54	17
Accounts payable	(2,491)	2,985
Accrued liabilities and other liabilities	3,129	1,101
Net cash provided by operating activities	29,286	16,954

Cash flows from investing activities:
Purchases of available-for-sale investments	(136,275)	(152,816)
Maturities of available-for-sale investments	124,646	142,098
Purchases of held-to-maturity investments	-	(15,000)
Maturities of held-to-maturity investments	10,000	5,000
Proceeds from sales of property, plant and equipment	272	371
Purchases of property, plant and equipment	(5,577)	(2,407)
Acquisiton of business, net of cash acquired	-	(3,698)
Net cash used in investing activities	(6,934)	(26,452)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,849	3,827
Repurchases of common stock	(6,534)	-
Net cash provided by financing activities	11,315	3,827

Effect of exchange rate changes on cash and cash equivalents	309	26
Net increase (decrease) in cash and cash equivalents	33,976	(5,645)
Cash and cash equivalents, beginning of period	40,711	49,702
Cash and cash equivalents, end of period	$74,687	$44,057

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

2. Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2011, the results of its operations for the three and nine months ended March 31, 2011 and 2010 and its cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. April 3, 2011 represents the Sunday closest to the period ended March 31, 2011. Fiscal 2011 consists of 53 weeks, one week more than a typical fiscal year.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income	$8,188	$2,554	$22,256	$7,500

Denominator:
Weighted average shares outstanding - basic	20,308	20,907	19,723	20,754
Effect of dilutive potential common shares	1,287	885	1,069	809
Weighted average shares outstanding - diluted	21,595	21,792	20,792	21,563

Net income per share - basic	$0.40	$0.12	$1.13	$0.36
Net income per share - diluted	$0.38	$0.12	$1.07	$0.35

Antidilutive stock options and restricted stock units
not included in income per share calculation	80	1,694	927	1,919

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

	March 31,	June 30,
	2011	2010
Accumulated other comprehensive income:
Cumulative translation adjustment	$11,514	$8,241
Unrealized gain on investments, net	24	2
	$11,538	$8,243

The reconciliation of net income to comprehensive income for the three and nine months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$8,188	$2,554	$22,256	$7,500
Change in cumulative translation adjustment	1,070	1	3,273	(64)
Change in unrealized gain on investments, net	3	(22)	22	61
Total comprehensive income	$9,261	$2,533	$25,551	$7,497

6. Cash and Cash Equivalents. The Company’s cash equivalents at March 31, 2011 consist primarily of money market funds, unrestricted deposits and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $304,000 and $322,000 at March 31, 2011 and June 30, 2010, respectively.

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

Short-term and long-term investments at March 31, 2011 and June 30, 2010 consist of the following (in thousands):

	March 31, 2011
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$9,689	$9,689	$-	$-	$9,689
United States government agencies	9,022	9,021	1	-	9,022
United States Treasury	57,954	57,929	25	-	57,954
Corporate securities	44,617	44,619	-	(2)	44,617
Total short-term investments	$121,282	$121,258	$26	$(2)	$121,282

	June 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,823	$6,823	$-	$-	$6,823
United States government agencies	14,994	14,993	4	-	14,997
United States Treasury	41,946	41,912	34	-	41,946
Corporate securities	45,869	45,902	-	(33)	45,869
Total short-term investments	109,632	109,630	38	(33)	109,635

Long-term investments:
United States government agencies	10,000	10,000	2	-	10,002
Total long-term investments	10,000	10,000	2	-	10,002

Total investments	$119,632	$119,630	$40	$(33)	$119,637

The amortized cost and fair value of available-for-sale and held-to-maturity investments at March 31, 2011 and June 30, 2010 are presented in the following tables (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$9,689	$-	$-	$9,689
United States government agencies	9,021	1	-	9,022
United States Treasury	57,929	25	-	57,954
Corporate securities	44,619	-	(2)	44,617
Total available-for-sale investments	121,258	26	(2)	121,282

Total held-to-maturity investments	-	-	-	-

Total investments	$121,258	$26	$(2)	$121,282

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,823	$-	$-	$6,823
United States government agencies	9,993	1	-	9,994
United States Treasury	41,912	34	-	41,946
Corporate securities	42,801	-	(33)	42,768
Total available-for-sale investments	101,529	35	(33)	101,531

Held-to-maturity investments:
Corporate securities	3,101	-	-	3,101
United States government agencies	15,000	5	-	15,005
Total held-to-maturity investments	18,101	5	-	18,106

Total investments	$119,630	$40	$(33)	$119,637

There were no gross realized gains (losses) on sales of available-for-sale or held-to-maturity securities for the three and nine months ended March 31, 2011 or 2010. The unrealized losses on available-for-sale securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2011 are temporary in nature. The following table provides a breakdown of the Company’s available-for-sale securities with unrealized losses as of March 31, 2011 (in thousands):

	March 31, 2011
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses

Available-for-sale investments:
Corporate securities	$4,153	$(2)
Total available-for-sale investments	4,153	(2)

Total investments in loss position	$4,153	$(2)

The amortized cost and estimated fair value of debt securities at March 31, 2011 and June 30, 2010 by contractual maturities are shown below (in thousands):

	March 31, 2011		June 30, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$121,258	$121,282	$101,529	$101,531
Total available-for-sale investments	121,258	121,282	101,529	101,531

Held-to-maturity investments:
Due in one year or less	-	-	8,101	8,101
Due in one year to five years	-	-	10,000	10,005
Total held-to-maturity investments	-	-	18,101	18,106

Total investments	$121,258	$121,282	$119,630	$119,637

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three and nine months ended March 31, 2011.

Items Measured at Fair Value on a Recurring Basis

The Company did not have any financial liabilities that are measured at fair value at March 31, 2011 or June 30, 2010. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at March 31, 2011 and June 30, 2010, consistent with the fair value hierarchy (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$11,587	$-	$-	$11,587
Corporate securities	-	33,495	-	33,495
Short-term investments:
Certificates of deposit	-	9,689	-	9,689
United States government agencies	-	9,022	-	9,022
United States Treasury	-	57,954	-	57,954
Corporate securities	-	44,617	-	44,617
Total financial assets	$11,587	$154,777	$-	$166,364

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$10,182	$-	$-	$10,182
Corporate securities	-	8,000	-	8,000
Short-term investments:
Certificates of deposit	-	6,823	-	6,823
United States government agencies	-	9,994	-	9,994
United States Treasury	-	41,946	-	41,946
Corporate securities	-	42,768	-	42,768
Total financial assets	$10,182	$109,531	$-	$119,713

As of March 31, 2011 and June 30, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended March 31, 2011.

Items Measured at Fair Value on a Nonrecurring Basis

 Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three and nine months ended March 31, 2011 or 2010.

9. Inventories. Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	March 31,	June 30,
	2011	2010

Inventories:
Raw materials	$13,502	$13,744
Work-in-process	6,322	7,158
Finished goods	2,465	-
Total	$22,289	$20,902

10. Goodwill and Intangible Assets, Net. The following table presents details of the intangible assets acquired as a result of acquisitions as of March 31, 2011 and June 30, 2010 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2011	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$7,834	$1,758
Customer relationships	3-7	5,671	4,913	758
Trade name	3-6	1,775	1,005	770
Backlog	1	188	172	16
Total		$17,226	$13,924	$3,302

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$6,099	$3,493
Customer relationships	3-7	5,671	3,882	1,789
Trade name	3-6	1,775	760	1,015
Backlog	1	188	105	83
Total		$17,226	$10,846	$6,380

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Reported as:
Cost of revenues	$575	$548	$1,725	$1,632
Operating expenses	451	410	1,353	1,217
Total	$1,026	$958	$3,078	$2,849

The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2011	$925
2012	1,309
2013	484
2014	247
2015	177
After 2015	160
$3,302

The Company had goodwill of $572,000 on its condensed consolidated balance sheets at March 31, 2011 and June 30, 2010 as a result of the acquisitions of Emit Technology Co., Ltd. and Oridus, Inc. in fiscal 2010. During the three and nine months ended March 31, 2011, there were no indicators of impairment for the goodwill.

11. Accrued Liabilities.  Accrued liabilities consist of (in thousands):

	March 31,	June 30,
	2011	2010
Accrued liabilities:
Payroll and related expenses	$5,990	$3,792
Accrued professional fees	1,058	1,168
Employee withholdings and related expenses	982	531
Accrued sales commission	540	486
Accrued sales return	457	541
Accrued warranty	440	421
Advance deposits from customers	249	480
Other	2,921	4,117
	$12,637	$11,536

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 11, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance at the beginning of the period	$500	$371	$421	$371
Accruals for warranties issued during the period	80	35	323	123
Adjustments related to pre-existing warranties
including expirations and changes in estimates	(99)	33	(31)	111
Cost of warranty repair	(41)	(68)	(273)	(234)
Balance at the end of the period	$440	$371	$440	$371

13. Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument. The following table presents details of stock-based compensation expense by function line item for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenues	$123	$81	$342	$268
Research and development	343	241	992	755
Sales and marketing	482	329	1,353	1,018
General and administrative	404	651	1,552	2,515
Total stock-based compensation expense	$1,352	$1,302	$4,239	$4,556

The effect of recording stock-based compensation expense for the three and nine months ended March 31, 2011 and 2010 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$509	$838	$1,643	$2,967
Restricted stock awards and restricted stock units	670	320	2,193	1,137
Employee stock purchase plan	173	144	403	452
Total stock-based compensation	1,352	1,302	4,239	4,556
Tax effect on stock-based compensation	-	-	-	-
Net effect on net income	$1,352	$1,302	$4,239	$4,556

Effect on net income per share:
Basic	$(0.07)	$(0.06)	$(0.21)	$(0.22)
Diluted	$(0.06)	$(0.06)	$(0.20)	$(0.21)

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the three months ended March 31, 2011 and 2010, the Company granted 9,000 and 64,500 stock options, respectively, with an estimated total grant-date fair value of $117,000 and $384,000, respectively. In addition, the Company granted 6,000 restricted stock units (“RSUs”) with a total grant-date fair value of $157,000 for the three months ended March 31, 2011. The Company estimated that the stock compensation expense for the stock options and RSUs granted in the three months ended March 31, 2011 and 2010 not expected to vest was $30,000 and $52,000, respectively.

During the nine months ended March 31, 2011 and 2010, the Company granted 83,000 and 152,000 stock options, respectively, with an estimated total grant-date fair value of $687,000 and $973,000, respectively. In addition, the Company granted 231,000 and 483,000 restricted stock awards (“RSAs”) and RSUs, with a total grant-date fair value of $4.4 million and $6.7 million during the nine months ended March 31, 2011 and 2010, respectively. The Company estimated that the stock compensation expense for the stock options, RSUs and RSAs granted in the nine months ended March 31, 2011 and 2010 not expected to vest was $684,000 and $1.3 million, respectively.

As of March 31, 2011, the unrecognized stock compensation expense related to stock options to purchase Oplink common stock was $2.7 million which will be recognized over an estimated weighted average amortization period of 1.8 years. The unrecognized stock compensation expense related to RSUs was $6.0 million which will be recognized over an estimated weighted average amortization period of 2.6 years. Approximately $8,000 of stock compensation was capitalized as inventory at March 31, 2011 and June 30, 2010.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Risk-free interest rate	2.17%	2.18%	1.296%	2.23%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Expected dividends	0%	0%	0%	0%
Volatility	59%	45%	51%	49%

No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended March 31, 2011 or 2010. For the nine months ended March 31, 2011 and 2010, the estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	March 31,
	2011	2010
Risk-free interest rate	0.25%	0.53%
Expected term	1.3 years	1.3 years
Expected dividends	0%	0%
Volatility	47%	50%

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

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $12.98 and $5.96 per share for the three months ended March 31, 2011 and 2010, respectively, and $8.28 and $6.40 per share for the nine months ended March 31, 2011 and 2010, respectively.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2010	2,413,434	3,458,602	$14.02	478,733	$13.96
Granted	(383,040)	83,000	19.17	230,800	19.00
Exercised or vested	-	(1,328,472)	12.96	(26,000)	18.52
Canceled (1)	46,942	(105,349)	40.46	(5,500)	18.87
Balance, March 31, 2011	2,077,336	2,107,781	$13.58	678,033	$15.46

(1)
The number of shares subject to option and stock awards canceled during the nine months ended March 31, 2011 include 65,557 shares subject to option awards granted under the Company’s 1998 Stock Option Plan and the OCP stock option plan, which shares were not eligible to be re-granted under the 2009 Plan.

The options outstanding and exercisable at March 31, 2011 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at March 31, 2011				at March 31, 2011
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)

$4.00 - $5.00	396,904	1.6	$4.63	$6,029	396,904	1.6	$4.63	$6,029
$5.01 - $8.00	205,517	2.1	5.72	2,899	190,368	1.7	5.56	2,714
$8.01 - $10.00	1,908	0.7	8.90	21	1,908	0.7	8.90	21
$10.01 - $11.00	191,128	6.9	10.10	1,857	71,440	6.6	10.13	693
$11.01 - $13.00	113,629	6.4	12.13	874	61,769	5.8	12.34	462
$13.01 - $15.00	236,310	6.6	13.92	1,393	87,248	6.3	13.61	542
$15.01 - $18.00	154,458	6.4	16.61	496	71,555	5.2	17.20	187
$18.01 - $20.00	77,118	5.6	19.08	57	37,118	4.7	19.31	19
$20.01 - $27.00	723,785	5.2	20.32	-	714,785	5.2	20.25	-
$28.00 - $102.00	7,024	0.7	34.94	-	7,024	0.7	34.94	-
	2,107,781	4.7	$13.58	$13,625	1,640,119	4.0	$13.57	$10,667

Vested and expected to vest	2,082,924	4.7	$13.56	$19,741

As of March 31, 2011 and June 30, 2010, options to purchase 1,640,119 and 2,742,536 shares at weighted average exercise prices of $13.57 and $14.35 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.82 as of April 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2011 was 1,376,972. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $12.5 million and $369,000, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $14.1 million and $2.0 million, respectively.

The total cash received by the Company from employees as a result of employee stock option exercises during the three months ended March 31, 2011 and 2010 was approximately $13.0 million and $422,000, respectively, and for the nine months ended March 31, 2011 and 2010 was $17.2 million and $3.3 million, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs outstanding as of March 31, 2011 was $15.6 million and 1.4 years, respectively.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs vested and expected to vest as of March 31, 2011 was $14.3 million and 1.4 years, respectively. The number of RSUs that are vested and expected to vest is 622,556 shares.

The Company settles employee stock option exercises and RSUs with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. As of March 31, 2011, 1,592,044 shares were available for issuance under the Company’s employee stock purchase plan.

No shares were purchased under the ESPP for the three months ended March 31, 2011 or 2010. 84,741 and 80,172 shares were purchased under the ESPP during the nine months ended March 31, 2011 and 2010, respectively. The total cash received by the Company from employees as a result of purchases under the ESPP during the nine months ended March 31, 2011 and 2010 was $632,000 and $535,000, respectively.

14. Repurchase of Common Stock. On June 1, 2010, the Company announced a program to repurchase up to $40 million of the Company’s common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. As of March 31, 2011, repurchases of $10.8 million have been made under this repurchase program and approximately $29.2 million is remaining under this repurchase program.

15. Recent Accounting Pronouncements. In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The new guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company in the first quarter of fiscal 2012 and will be applied prospectively to business combinations for which the acquisition date is after the effective date. The adoption of this guidance will not impact the Company's consolidated financial positions, results of operations or cash flows.

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

16. Commitments and Contingencies.

Contractual Obligations

Contractual obligations as of March 31, 2011 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$18,576	$18,576	$-	$-	$-
Operating leases	244	212	32	-	-
Capital expenditure	5,155	5,133	22	-	-
Total	$23,975	$23,921	$54	$-	$-

Litigation

Patent Litigation with Finisar Corporation

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

On December 20, 2010, Finisar filed a new complaint against the Company and its subsidiary, Optical Communication Products, Inc. (“OCP”) in the United States District Court for the Northern District of California. The new complaint is substantially similar to the complaint filed by Finisar in January 2010. On January 24, 2011 the Company filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.

On March 7, 2011, the Company’s subsidiary OCP filed a complaint against Finisar in the United States District Court for the Eastern District of Texas, alleging infringement by Finisar of certain U.S. patents owned by OCP primarily relating to vertical-cavity surface-emitting laser (“VCSEL”) technology. On April 29, 2011, Finisar filed an answer to the complaint, denying all material allegations, asserting numerous affirmative defenses and asserting counterclaims against OCP alleging infringement by OCP of certain U.S. patents owned by Finisar primarily relating to pluggable transceiver latch mechanisms.

Although the Company believes that it has meritorious defenses to all of the infringement allegations asserted by Finisar in both lawsuits, as well strong arguments that Finisar infringes OCP’s patents, there can be no assurance that it will be successful in these lawsuits. Even if the Company is successful, it may incur substantial legal fees and other costs as a result of the lawsuits, and the efforts and attention of the Company’s management and technical personnel may be diverted, which could harm its business.

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

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit’s mandate in the cases involving the non-moving issuers.  On January 25, 2011, the Ninth Circuit granted the underwriters’ motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters’ motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant’s motion and ruled that the mandate in all cases (including the Company’s and other moving issuers) is stayed for ninety days pending Appellant’s filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Appellant Vanessa Simmonds filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision.

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

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
United States	$21,733	$10,926	$58,640	$35,654
China	11,160	9,712	33,840	26,145
Europe	6,875	5,536	26,320	15,186
Japan	5,210	4,061	15,186	12,266
Canada	2,375	970	6,682	2,525
Asia-Pacific (excluding China and Japan)	6,118	2,418	14,468	8,155
Totals	$53,471	$33,623	$155,136	$99,931

Top five customers, although not the same five customers for each period, together accounted for 59% and 56% of revenues for the three months ended March 31, 2011 and 2010, respectively, and 54% revenues for both the nine months ended March 31, 2011 and 2010.

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	March 31,	June 30,
	2011	2010

United States	$6,227	$5,959
China	25,341	23,325
Asia-Pacific (excluding China)	4,414	4,079
Totals	$35,982	$33,363

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

As of March 31, 2011, the Company’s total unrecognized tax benefits were $5,839,000 of which $3,439,000, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $843,000 at March 31, 2011.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2009 remain open in several jurisdictions.

19. Subsequent Event. In April 2011, the Company used cash of approximately $4.0 million to purchase facilities in Shanghai and Wuhan, China, totaling approximately 133,000 square feet. The remaining balance of approximately $1.2 million will be due before the year ending June 30, 2011. The facilities will be used for manufacturing and research and development.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2011 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the SEC on September 10, 2010. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations

Revenues

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Revenues	$53,471	$33,623	$19,848	59.0%	$155,136	$99,931	$55,205	55.2%

The increase in revenues for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010 was mainly driven by increased unit shipments in all our major product categories, in particular our ROADM optical switching and routing products, partially offset by a slight decline in average selling prices, which is characteristic of the industry. We acquired Emit Technology Co., Ltd. (“Emit”) in the third quarter of fiscal 2010. As a result, the acquisition of Emit contributed approximately $2.0 million and $7.7 million of the increases in revenues for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010, respectively. The increase in shipments was largely due to increase in demands from our customers.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Top five customers, although not the same five customers for each period, together accounted for 59% and 56% of revenues for the three months ended March 31, 2011 and 2010, respectively, and 54% of revenues for both the nine months ended March 31, 2011 and 2010. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

For the fourth quarter of fiscal 2011, we expect our revenues to be in the range of $43 million to $47 million.

Gross Profit

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Gross profit	$19,283	$10,980	$8,303	75.6%	$54,513	$31,824	$22,689	71.3%
Gross profit margin	36.1%	32.7%			35.1%	31.8%

Gross profit increased for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010 primarily reflecting higher revenues, partially offset by higher material costs driven by increased revenues, higher labor costs and manufacturing overhead expenses as a result of an increase in employee headcount and employee compensation expenses in China, and lower utilization of previously reserved inventory. The gross profit for the three months ended March 31, 2011 and 2010 were positively impacted by the sales of previously reserved inventory of $886,000 and $1.7 million, respectively. The gross profit for the nine months ended March 31, 2011 and 2010 were positively impacted by the sales of previously reserved inventory of $4.4 million and $4.6 million, respectively.

Our gross profit margin increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 mainly due to lower manufacturing overhead expenses as a percentage of revenues and lower material costs as a percentage of revenues, partially offset by lower utilization of previously reserved inventory.

Our gross profit margin increased for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 mainly due to lower manufacturing overhead expenses as a percentage of revenues and lower material costs as a percentage of revenues, partially offset by higher direct labor costs as a percentage of revenues and lower utilization of previously reserved inventory.

We expect our gross profit margin in the fourth quarter of fiscal 2011 to decrease compared to the third quarter of fiscal 2011 as a result of lower revenue and higher labor costs mainly due to government-mandated increases in minimum wage levels.

Research and Development

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Research and development	$4,322	$2,574	$1,748	67.9%	$11,713	$7,067	$4,646	65.7%
Stock-based compensation	343	241	102	42.3%	992	755	237	31.4%
Total expenses	$4,665	$2,815	$1,850	65.7%	$12,705	$7,822	$4,883	62.4%

Research and development expenses increased $1.9 million and $4.9 million for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010, respectively. The increase was primarily due to higher salary expenses and employee related compensation expenses as a result of an increase in headcount and higher costs of materials associated with increased level of product development projects.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. In order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects. We expect our research and development expenses, excluding stock compensation expense, to increase slightly in the fourth quarter of fiscal 2011 compared to the third quarter of fiscal 2011. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Sales and marketing	$2,625	$2,077	$548	26.4%	$7,565	$6,086	$1,479	24.3%
Stock-based compensation	482	329	153	46.5%	1,353	1,018	335	32.9%
Total expenses	$3,107	$2,406	$701	29.1%	$8,918	$7,104	$1,814	25.5%

Sales and marketing expenses increased $701,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and increased $1.8 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. The increase primarily reflected higher salary expenses and employee related compensation expenses driven by an increase in headcount and higher sales commission expenses as a result of increased revenues. Our acquisition of Emit in the third quarter of fiscal 2010 further contributed to the increase in sales and marketing expenses for the three and nine months ended March 31, 2011 compared to the three and nine months ended March 31, 2010. We expect our sales and marketing expenses, excluding stock compensation expense, to remain at a similar level in the fourth quarter of fiscal 2011 as the third quarter of fiscal 2011.

General and Administrative

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
General and administrative	$2,052	$1,924	$128	6.7%	$5,815	$5,455	$360	6.6%
Stock-based compensation	404	651	(247)	-37.9%	1,552	2,515	(963)	-38.3%
Total expenses	$2,456	$2,575	$(119)	-4.6%	$7,367	$7,970	$(603)	-7.6%

Excluding the impact of stock compensation expense, general and administrative expenses remained largely unchanged for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and increased $360,000 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. The increase was mainly due to our acquisition of Emit in the third quarter of fiscal 2010 and higher litigation costs. We expect our general and administrative expenses, excluding stock compensation expense, to increase in the fourth quarter of fiscal 2011 compared to the third quarter of fiscal 2011 mainly due to higher litigation costs.

Stock-Based Compensation Expense

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Stock-based compensation expense	$1,352	$1,302	$50	3.8%	$4,239	$4,556	$(317)	-7.0%

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

Stock-based compensation expense for the three and nine months ended March 31, 2011 includes the continued amortization of previously-granted stock options and RSUs and amortization of new grants in fiscal 2011. The decrease in stock-based compensation expense was primarily due to canceled or fully vested equity awards. We expect our stock compensation expense in the fourth quarter of fiscal 2011 to continue to decrease compared to the third quarter of fiscal 2011.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.0 million and $958,000 for the three months ended March 31, 2011 and 2010, respectively, and was approximately $3.1 million and $2.8 million for the nine months ended March 31, 2011 and 2010, respectively.

Interest and Other Income, Net

	Three Months Ended			Percentage	Nine Months Ended			Percentage
	March 31,		Change	Change	March 31,		Change	Change
	2011	2010			2011	2010
	(In thousands, except percentages)
Interest and other income, net	$180	$292	$(112)	-38.4%	$291	$759	$(468)	-61.7%

The decrease in interest and other income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was mainly due to lower yields on our investments, partially offset by a gain related to employee pension liabilities mainly due to change in estimate.

 The decrease in interest and other income for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 was primarily due to lower yields on our investments and a lower average balance of cash and cash equivalents, short-term and long-term investments as a result of cash used for stock repurchases in the last two quarters of fiscal 2010 and first quarter of fiscal 2011.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $620,000 and $516,000 for the three months ended March 31, 2011 and 2010, respectively. We recorded a tax provision of $2.3 million and $1.3 million for the nine months ended March 31, 2011 and 2010, respectively. The increase in provision for income taxes was mainly due to higher taxable income in all jurisdictions.

The effective tax rates for the three and nine months ended March 31, 2011 and 2010 differ from the statutory rate. This is primarily due to taxable income being reduced as a result of carrying forward net operating losses from previous years and tax holidays in certain jurisdictions. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions and the expiration of certain tax holidays.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $54.9 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through March 31, 2011. As of March 31, 2011, we had cash, cash equivalents and short-term investments of $196.0 million and working capital of $236.4 million.

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

Nine Months Ended March 31, 2011

Our operating activities provided cash of $29.3 million in the nine months ended March 31, 2011 primarily as a result of a net income of $22.3 million for the period adjusted by $7.1 million in non-cash depreciation and amortization charges, $4.2 million in non-cash stock-based compensation expense and $507,000 in other non-cash expenses, partially offset by a decrease of cash of $4.8 million as a result of a net change in assets and liabilities.

For the nine months ended March 31, 2011, the change in net assets and liabilities was primarily the result of an increase in accounts receivables and inventory of $5.9 million and $269,000, respectively, and a decrease of accounts payable of $2.5 million, partially offset by an increase in accrued liabilities and other liabilities of $3.1 million and a decrease in prepaid expenses and other assets of $758,000.

Accounts receivable used $5.9 million of cash primarily due to higher shipments in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. Days sales outstanding (“DSO”) was 67 days, 70 days, and 62 days for the first, the second, the third quarters of fiscal 2011, respectively, compared to 70 days for the fourth quarter of fiscal 2010. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would also increase if shipments are made closer to the end of the quarter, if customers delayed their payments or if we offered extended payment terms to our customers.

Inventory used $269,000 of cash in the nine months ended March 31, 2011. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

Prepaid expenses and other assets provided $758,000 of cash in the nine months ended March 31, 2011 mainly reflecting decreased balance of bankers’ acceptance notes.

Accounts payable used $2.5 million of cash in the nine months ended March 31, 2011, largely due to the change in the level of inventory purchase and as a result of the timing of payments to our vendors.

Accrued liabilities and other liabilities generated $3.1 million of cash in the nine months ended March 31, 2011 primarily due to increases in income taxes payable and other payables.

Our investing activities used cash of $6.9 million in the nine months ended March 31, 2011 primarily due to purchase of investment of $136.2 million and purchase of property, plant and equipment of $5.3 million, net of proceeds from sales of property and equipment, partially offset by maturities of marketable investment securities of $134.6 million. We anticipate that cash outlays in capital expenditures will be approximately $6.0 million for the remaining three months of fiscal 2011.

Our financing activities provided cash of $11.3 million in the nine months ended March 31, 2011 due to $17.9 million in proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan, partially offset by $6.5 million of cash spent on the repurchase of our common stock.

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

For the nine months ended March 31, 2010, cash used as a result of the net change in assets and liabilities was primarily the result of an increase in inventory of $5.0 million, an increase in prepaid expenses and other assets of $3.1 million, partially offset by a decrease in accounts receivables of $1.2 million, an increase in accounts payable of $3.0 million and an increase in accrued liabilities of $1.1 million.

Accounts receivable provided $1.2 million of cash driven by improved collections of receivables in the nine months ended March 31, 2010 compared to the fourth quarter of fiscal 2009. DSO was 74 days, 71 days and 78 days for the first, second, and third quarters of fiscal 2010, respectively, compared to 82 days for the fourth quarter of fiscal 2009. It increased partially due to increased sales to customers with longer payment terms in the third quarter of fiscal 2010.

Inventory used $5.0 million of cash during the nine months period ended March 31, 2010 due to a change in the level of inventory purchases as a result of anticipated higher shipments in the fourth quarter of fiscal 2010.

Prepaid expenses and other assets used $3.1 million of cash during the nine months ended March 31, 2010 primarily reflecting increased balance of bankers’ acceptance notes from certain customers.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of March 31, 2011 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$18,576	$18,576	$-	$-	$-
Operating leases	244	212	32	-	-
Capital expenditure	5,155	5,133	22	-	-
Total	$23,975	$23,921	$54	$-	$-

Recent Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The new guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for us in the first quarter of fiscal 2012 and will be applied prospectively to business combinations for which the acquisition date is after the effective date. The adoption of this guidance will not have an impact on our consolidated financial positions, results of operations or cash flows.

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

As of March 31, 2011, all of our short-term investments were in certificates of deposit, high quality commercial paper, corporate securities, and government and government agency debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of March 31, 2011, the gross unrealized losses on our investments classified as available-for-sale were immaterial which were primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. We have the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on the available-for-sale securities at March 31, 2011 are temporary in nature. The following table summarizes our investment securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	June 30,	June 30,
	2011	2011	2010	2010
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$-	-	$8,423	0.1%
Cash equivalents - fixed rate	45,082	0.2%	9,759	0.2%
Short-term investments - fixed rate	121,282	0.4%	109,632	1.0%
Long-term investments - fixed rate	-	-	10,000	1.4%
Total	$166,364		$137,814

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2011 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a significant fluctuation in RMB against the U.S. dollar could affect our business and results of operations upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three or nine months ended March 31, 2011.

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

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to a recent intra-day high of $29.48 on February 18, 2011. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our top five customers, although not the same five customers for each period, together accounted for 53%, 60% and 60% of our revenues in the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and 54% of our revenues for the nine month period ended March 31, 2011. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2010, 2009 and 2008, as well as for the nine month period ended March 31, 2011. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers. We expect that sales to Tellabs, in particular, may increase as a percentage of our total sales in the coming quarters.

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

On December 20, 2010, Finisar filed a new complaint against us and our subsidiary, Optical Communication Products, Inc. (“OCP”) in the United States District Court for the Northern District of California. The new complaint is substantially similar to the complaint filed by Finisar in January 2010. On January 24, 2011, we filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.

On March 7, 2011, our subsidiary OCP filed a complaint against Finisar in the United States District Court for the Eastern District of Texas, alleging infringement by Finisar of certain U.S. patents owned by OCP primarily relating to vertical-cavity surface-emitting laser (“VCSEL”) technology. On April 29, 2011, Finisar filed an answer to the complaint, denying all material allegations, asserting numerous affirmative defenses and asserting counterclaims against OCP alleging infringement by OCP of certain U.S. patents owned by Finisar primarily relating to pluggable transceiver latch mechanisms.

Although we believe that we have meritorious defenses to all of the infringement allegations asserted by Finisar in both lawsuits, as well strong arguments that Finisar infringes OCP’s patents, there can be no assurance that we will be successful in these lawsuits. Even if we are successful, we may incur substantial legal fees and other costs as a result of the lawsuits, and the efforts and attention of our management and technical personnel may be diverted, which could harm our business.

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

OPLINK COMMUNICATIONS, INC.

Date: May 13, 2011	By:	/s/ Shirley Yin
Shirley Yin
Chief Financial Officer
(Principal Financial Officer)