Form 10-K
period 2011-07-03
OPLINK COMMUNICATIONS INC
filed 2011-09-16
CIK 1022225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements§ for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2010 (the last trading day of the registrant's most recently completed second fiscal quarter), was approximately $351.1 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 31, 2011, approximately 19,532,254 shares of the registrant's common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant's proxy statement for its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after July 3, 2011, the end of the registrant's fiscal year.

OPLINK COMMUNICATIONS, INC.

PART I

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "estimate" or "assume" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions "Risk Factors" contained in Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

Overview

Oplink Communications, Inc. ("we", "Oplink", or the "Company") was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. We are headquartered in Fremont, California and have manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China and in Hsinchu, Taiwan.

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

We provide over 350 different products that are sold as components or are integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation, bandwidth management and transmission products. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, metropolitan area networks ("MANs"), local area networks ("LANs"), wireless backhaul and fiber-to-the-home ("FTTH") networks.

We provide our solution and products to the exacting requirements of the world's leading optical networking equipment companies, and work closely with customers during the product design and development cycle. This provides us with the ability to respond to the volume production requirements of our customers when their systems are ready for commercial deployment. We are responsive to our customers' volume, quality and time-to-market requirements.

Our broad product portfolio includes solutions for next-generation, all-optical reconfigurable optical add-drop multiplexing ("ROADM"), wavelength selective switch ("WSS"), dense and coarse wavelength division multiplexing ("DWDM" and "CWDM," respectively), optical amplification, signal switching and routing, signal conditioning and monitoring, fiber interconnect/termination/distribution and line transmission applications. Our addressable markets include long-haul networks, MANs, LANs, wireless backhaul and FTTH networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

As a photonic foundry, we provide design, integration and optical manufacturing solutions ("OMS") for advanced and cost-effective components and subsystem manufacturing at our principal in-house design, service and manufacturing facility in Zhuhai, China. We offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer's specific product design and specifications, as well as solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions. Our OMS customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

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

We undertake research and development activities at our facilities in Wuhan and Zhuhai, China, in Hsinchu and Taipei, Taiwan, and in Fremont, California.

Our common stock has been quoted on the NASDAQ Stock Market under the symbol "OPLK" since our initial public offering in October 2000. Our Internet website address is www.oplink.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC's Internet website at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our Solution

Oplink is a leader in the optical industry and is uniquely positioned to provide unparalleled OMS to our customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer's specific needs.

The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes Oplink's OMS service the ideal solution for meeting the needs of system and subsystem companies for cost-effective manufacturing of optical equipment. Oplink possesses the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today's markets. We are able to offer shortened design cycle times and reduced production costs with our 182,000 square feet Class-100K clean room and a 574,000 square feet manufacturing facility in Zhuhai, China.

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

-
Prototyping. To facilitate successful and timely new product introductions, Oplink's manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

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

The core elements of our strategy are:

Strengthening and expanding our leadership in passive optical products. Oplink has successfully transformed from a pure components maker from its inception through IPO to a supplier today offering a comprehensive product portfolio encompassing passive components, modules and subsystems. We believe that our dedication to developing a diversified product line together with our manufacturing efficiency has well-positioned Oplink to provide system equipment makers with state-of-the-art tools, e.g., Reconfigurable Optical Add-Drop Multiplexer (ROADM) or its building blocks such as wavelength selective switch (WSS), optical amplifier, tunable filter and optical performance monitor, for enhancing bandwidth provisioning and lowering network costs. It is projected that with the ever-increasing demand for bandwidth fueled by peer-to-peer networking traffic, file sharing, IPTV, internet video content, online gaming, music downloading and a myriad of other applications, the network infrastructure build-out will continue over the coming years. Oplink believes that a focus on strengthening and expanding our leadership in passive optical products, which unlike the active products are agnostic to the data rate evolution to 40G/100G, is central to our business success in the future.

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

Enhancing engineering capabilities in China. In parallel to building solid manufacturing operations in China, Oplink has recognized the equal importance of leveraging the local talent in product design and development and significantly increased the engineering workforce in our facilities in Zhuhai and Wuhan. While R&D resources in the US participate in customer application support and focuses on developing advanced IP and prototypes, engineering teams in China have taken on an increasingly larger role in new product introduction. As a result, we are able to maintain relative lower overhead expense to better compete in the marketplace and deliver shareholder value.

One-Stop-Shop OMS solution provider. As a founder and leader of the OMS or photonic foundry model, Oplink offers a one-stop-shop approach or turnkey solutions that are customized to our customers' specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing. Therefore, we believe that suppliers like Oplink who are able to offer a more integrated manufacturing solution to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer's time-to-market. We believe that offering a broad range of solutions increases our penetration of existing and new customers.

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

Customer satisfaction. Oplink places a high value on our relationships with our customers around the world, large and small. To date, Oplink has created well over 10,000 customized product specifications to fulfill customers' exacting requirements. We believe building a long-term mutual trust with our customers is instrumental to nurture sustainable business growth and cultivate a healthy ecosystem.

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

Bandwidth Creation Products

Communications equipment suppliers use our bandwidth creation products to expand the capacity and/or extend the coverage of their customers' networks. Other bandwidth creation products enable optical signals to travel along more complex network architectures such as mesh networks and metro networks, or enable optical signals to travel greater distances over traditional long haul networks.

Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the channel wavelengths narrows and it becomes increasingly difficult to separate and combine them. We offer wavelength expansion products that are designed to enable the combination and separation of  individual wavelengths in all parts of the network including emerging access, metro networks and long haul networks. We offer the following products to handle these tasks:

-
Dense Wavelength Division Multiplexers. A dense wavelength division multiplexer, or DWDM, is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber or separates these wavelengths at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin-film filters and arrayed waveguide grating, or AWG. Our solutions are available in a variety of channel spacings.

-
Coarse Wavelength Division Multiplexers. A coarse wavelength division multiplexer, or CWDM, is a solution for cost-effective bandwidth creation in the mobile backhaul, access, cable TV and metro environments. A CWDM is an integrated Mux/Demux module or subsystem that combines/separates, respectively, two or more wavelengths at a channel spacing that is defined much wider than that for standard DWDM.

-
Band Wavelength Division Multiplexers. Band wavelength division multiplexer, or BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within Mux/Demux or optical add/drop applications. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products for the 50, 100 and 200 GHz channel spacing plans.

-
DWDM Interleavers. A DWDM interleaver is an optical component that combines two sets of light signals each spaced at alternating ITU channel numbers from two separate fibers into a single fiber, which effectively doubles the capacity of the optical network system, or conversely, separates a single light source into two sets of alternately spaced signals. This unique bandwidth doubling capability, together with the AWG module, enables a cost-effective Mux/Demux solution for network operators with the pay-as-you-grow upgrade option for today's 50GHz grid network. Our interleaver has also facilitated the deployment of network that is founded on Photonic Integrated Circuit (PIC).

Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals naturally lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power also at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. Such attenuated optical signal can be intensified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require optical-to-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. A typical amplifier consists of a fiber, one or multiple pump lasers and a number of passive fiber optic components. We offer both the EDFA and Raman amplification products except the standalone third party pump laser. Our optical amplification products include the following:

-
Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of Erbium Doped Fibers ("EDFs"), one or multiple pump lasers and passive fiber optic amplifier components to boost the intensity of an incoming optical signal. The electronic control circuit is excluded from the gain block. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

-
EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ, in addition to all the elements used in a gain block, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

-
Wavelength Division Multiplexers ("WDM") Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine signal light with pump laser sources.

-
Integrated Hybrid Components. These components can combine the functionality of two or more optical components, including isolator, tap coupler and WDM pump/signal combiner. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

-	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers of different wavelengths into one common pump source for amplification.

-
Polarization Beam Combiners. Polarization beam combiners are optical components that combine two light sources of different or same wavelengths but orthogonal polarizations to increase the power output of an optical amplifier.

-
Gain Flattening Filters. Gain flattening filters are used to ensure that signals are amplified by equal amounts. Our thin film filter technology employs multiple layers of optical materials on glass substrate to adjust optical output at different wavelengths to meet the needs of high power amplifiers.

-
Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing unwanted reflected light from returning to its laser source or EDF. Reflected light can interfere with a laser's performance and create noise, which can impair system performance in optical networks.

-
Tap Couplers. Tap couplers transfer a small amount of optical signals from the main fiber into a secondary fiber. They are widely used for system monitoring purposes or for power splitting and have a very low insertion loss.

Bandwidth Management Products

Communications equipment suppliers use our bandwidth management products to add intelligence and flexibility to their systems, which allows communications service providers to control the direction, condition the amplitude or phase, and monitor the performance of light signals throughout the optical network.

Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers for up to sixty-four different end destinations. Our optical switching and routing products include the following:

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

-
Wavelength Selective Switches. WSS provides network operators the ability to remotely and dynamically distribute (i.e., mux/demux and switch), attenuate and block an arbitrary combination of a set of signal wavelengths within a modern ring or mesh network node. Such complex, composite per-wavelength multiplexing, switching and conditioning functionality is achieved all in the optical domain without the optical-to-electrical-to-optical (OEO) conversion. We provide liquid crystal based in-house solutions that address such fast growing needs in both the high-degree core and low-degree edge networks as operators emphasize flexibility and cost performance in wavelength provisioning.

-
Reconfigurable OADMs ("ROADMs"). ROADMs combine OADM functionality, WSS, signal monitoring product, electronic control circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of selected optical wavelengths having variable amplitudes for different end destinations.

-
Switches. Our optical switches, based on opto-mechanical designs, are devices that can direct optical signals to different end destinations. We offer a variety of switch configurations ranging from the most simplistic 1x1 (on-and-off), 1x2 and dual 1x2 (integrated two 1x2's in 1 package) through 2x2, 1x4, 1x8 and 1x16 to the most sophisticated 1x64 that is used in remote fiber test systems for performance monitoring and fault locating to reduce network down time and save operational cost in Passive Optical Network (PON), a.k.a. FTTH network.

-
Circulators. Circulators consist of sophisticated micro-optic components that are used to re-direct optical signals. Circulators are used in dispersion compensation devices that have been widely deployed in modern non-coherent 40G networks, inside some of the WSS products, and in applications where bi-directional signal transmission is called for, e.g. WDM or DWDM PON.

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

-
Optical Channel Monitors ("OCM"). Our OCM provides real-time feedback about system performance and adds intelligence to network element management. It uses a single third-party tunable optical filter to sweep through all optical channels, measures the filtered signal with a single photo detector, analyzes the measured spectrum with proprietary algorithm and reports the signal power, optical signal-to-noise ratio (OSNR), signal wavelength, signal modulate rate, and signal fidelity.

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

Optical Interconnect Products

The acquisition of Emit Technology Co., Ltd. ("Emit") in early 2010 enabled Oplink to offer communications system equipment makers a broadened suite of precision-made, cost-effective and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

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

Transmission Products

The acquisition of Optical Communication Products, Inc. ("OCP") in 2007 and continuing product development have enabled Oplink to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink's transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are integrated optoelectronic components and integrated circuits with embedded control and software that are used to enable network equipment to transmit data over long distance of optical fiber. Our transmission products convert electronic signals into optical signals and back into electronic signals often with build-in microcontroller based signal monitoring and conditioning, facilitating the transmission of information over fiber optic communication networks.

SFP Transceivers. Small form-factor pluggable, or SFP, transceivers are "hot-pluggable" optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows Oplink's customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. SFP Transceivers are for 4Gbps transmission speed or below. Oplink's cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

SFP+ Transceivers. Enhanced small form-factor pluggable, or SFP+, transceivers are similar products to SFP while delivering the signal at 6-10Gbps. It is also "hot-pluggable" that can be removed or inserted into the equipment without turning off the power of the system. They are initially deployed for 10Gbps LAN, SAN (storage area network) and datacenter applications. With most efficient measurement in Gbps per watt per cubic centimeters, they are increasingly deployed for broader range of applications, including MAN and WDM optical networking applications.

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

Oplink's CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF, SFP,  XFP and SFP+, and provide up to 16 wavelength channels at nominally 1271nm, 1291nm, 1311nm, 1331nm, 1351nm, 1371nm, 1391nm, 1411nm, 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 125 Mb/s Fast Ethernet up to 10Gb/s 10GbE and OC-192 SONET/SDH. Oplink's CWDM transceiver products are available in industrial operating temperature option (-40 to +85 degrees Celsius).

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

Oplink's Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates cover 125Mbps to 2.5Gbps for Fast Ethernet, Gigabit Ethernet and SONET/SDH applications. Our Bi-Directional product families are available in an industrial operating temperature option (−40 to +85 degree Celsius).

DWDM Transceivers. Dense wavelength division multiplexing, or DWDM, transceivers allow the aggregation of great channel number of optical signals onto single fiber by utilizing different wavelengths with close spacing. The DWDM transceivers use lasers with narrow channel wavelength spacing, typically 0.8nm or 0.4nm. DWDM transceivers enable an optical transport system to increase the transmission capacity significantly over a single fiber.

Oplink's DWDM transceivers are available in the SFP, XFP and SFP+ package, and provide up to 88 wavelength channels. DWDM SFP transceivers are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.5Gb/s and accommodate reaches up to 200km. DWDM XFP transceivers are available to support 10GbE and OC192 SONET data rate with or without forward error correction (FEC) at modulation speed up to 11.3Gbps. Both DWDM SFP and XFP transceivers are available for industrial temperature operation (−40 to +85 degree Celsius). DWDM SFP+ transceivers are available to support 10GbE applications with smallest size and lowest power dissipation among all 10Gbps transceivers.

Optical Supervisory Channel Transceivers. Optical supervisory channel transceiver is an optical transceiver operating at a pre-determined wavelength outside the EDFA band, and are used to transmit and receive optical channel monitoring messages between amplification and add/drop sites, and throughout the optical networking terminals.

GEPON Products. Oplink's GEPON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GEPON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source. Oplink also offers "Turbo GEPON" transceivers that support 2x GbE data rate for increased bandwidth capacity.

40G/100G Transceiver Products. Oplink is in development of state-of-the-art high-data rate transceiver products that enables transmission of optical signals at 40Gbps and 100Gbps over a single fiber. A typical 40G or 100G transceiver includes build-in wavelength division multiplexing of multiple channels of lower speed optical signals for the transmitter side, and demultiplexing of composite multiple channels of lower speed optical signals on the receiver side. With high-degree of integration of optical WDM components with optoelectronics devices, mixed-signal integrated circuits and embedded micro-controller, 40G/100G transceivers enable  cost efficient deployment of high bandwidth networking systems.

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. During the fiscal year ended June 30, 2011, we sold our products to over 525 companies worldwide. Our top five customers, although not the same five customers for each period, together accounted for 52%, 53%, and 60% of our revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Tellabs Operations, Inc. ("Tellabs") and Hua Wei Technologies Co. Ltd. ("Huawei") each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2011, 2010 and 2009. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. See "Concentration of Credit Risk" under Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements.

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

 Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels. As of June 30, 2011, we employed 45 people in sales, marketing, and customer service and support in the U.S. and 40 people in sales and marketing in Asia, who manage key customer accounts and support our direct sales force, sales representatives and distributors. We currently have outside sales representatives and/or distributors selling our products in India, Israel, Italy, Japan and South Korea.

Our marketing team promotes our products within the communications industry. We gather and analyze market research data with the intent to become a market-driven supplier that provides cost-effective, value-add solutions to our customer base. Our marketing professionals help us to identify and define next-generation products by working closely with our customers and our research and development engineers. They also coordinate our participation in trade shows and design and implement our advertising effort. Our website provides customers with a comprehensive listing of our broad product portfolio. We provide extensive technical support to our customers during their design and qualification process as well as ongoing post-sales support.

Research and Development

As of June 30, 2011, we had 567 engineers involved in research and development of our products. Our research and development activities are focused on enhancing our current optical communications products and developing new technologies and products to serve the current and next-generation communication markets. Our engineering team has extensive design, packaging, processing, electrical, mechanical, firmware and software experience in the fields of fiber optic components, integrated optic interfaces and systems.

Our primary product research and development facilities are located in Fremont, California and Wuhan, China.We also perform product research and development at our facilities in Zhuhai, China, Hsinchu, Taiwan, and Fremont, California. Our research and development expenses, including non-cash compensation expense, was $18.2 million, $11.2 million and $11.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Manufacturing

We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China. We manufacture our optical interconnect products at our facility in Taipei, Taiwan. We maintain a pilot line at our headquarters in Fremont, California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs.

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

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink's products undergo rigid qualification tests and studies and are conducted according to Telcordia standards. Oplink's ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters are third-party certified to the ISO 9001-2008 standard and TL 9000 Telecommunications quality standard. Our manufacturing operations at Zhuhai, China are third-party certified to the ISO 9001-2008 standard, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standards.

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

We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include AFOP, Avago Technologies, DiCon Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, NEL Hitachi Cable, NeoPhotonics, Oclaro, OpNext, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net, Source Photonics and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

Intellectual Property

As of June 30, 2011, we had been granted 188 issued patents and had 7 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 25 issued patents and 3 pending patent applications in the People's Republic of China, 5 issued patents in Taiwan and 3 issued patents in Canada.

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

Employees

As of June 30, 2011, Oplink had 127 full-time employees located in the United States and 3,443 full-time employees located in Asia. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China's Labor Union Law. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

The geographic breakdown of revenues by customers' bill-to location is as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Revenues:
United States	$71,799	$46,963	$48,154
China	44,270	34,698	34,529
Europe	32,821	23,644	23,606
Japan	19,603	16,624	17,462
Other	30,310	16,880	19,981
Totals	$198,803	$138,809	$143,732

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2011	2010

China	$26,273	$23,325
United States	5,974	5,959
Taiwan	4,616	4,079
Totals	$36,863	$33,363

Executive Officers

The following table sets forth certain information regarding our executive officers as of August 31, 2011:

Name	Age	Position
Joseph Y. Liu	60	Chairman and Chief Executive Officer
Shirley Yin	43	Senior Vice President and Chief Financial Officer
Peter Lee	37	Chief Operating Officer
River Gong	48	Senior Vice President, Worldwide Sales
Stephen M. Welles	43	Vice President, General Counsel and Secretary

Joseph Y. Liu, one of our founders, has served as our Chief Executive Officer since October 2002, and has served as a member of our Board of Directors since our inception in 1995, serving as Chairman of the Board since November 2009. Mr. Liu also served as our Chief Executive Officer from September 1999 to November 2001, and served as our Chairman of the Board from our inception in 1995 through May 2000 and again from November 2001 to August 2002. Mr. Liu currently serves on the board of directors of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog device company, and has done so since October 2006. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu received his B.S. from Chinese Cultural University, Taiwan and his M.S. from California State University, Chico.

Shirley Yin has served as our Chief Financial Officer since August 2007. Ms. Yin joined Oplink in June 2000 as our Accounting Manager and was promoted to Controller in October 2003. From July 2007 to August 2007, Ms. Yin held the position of Vice President, Finance, and Acting Chief Financial Officer. Before joining Oplink, Ms. Yin spent three years at PricewaterhouseCoopers as a Business Assurance Senior Associate. She is a Certified Public Accountant. Ms. Yin received a Bachelor of Economics in Business Management from Zhongshan University in China and her M.S. in Accountancy from the University of Southern California.

Peter Lee has served as our Chief Operating Officer since August 2008.  Mr. Lee joined Oplink in August 2000 and held positions as Production Manager, Product Engineering Manager, Director of Product Engineering and since April 2005, Senior Director of Product Line Management ("PLM") and Operations. In May 2007, Mr. Lee was promoted to Vice President of Marketing and PLM, responsible for managing activities in PLM, manufacturing, research and development and strategic planning. Mr. Lee received his B.S. in Electrical Engineering from National Taiwan University and his M.S. in Electrical Engineering from Columbia University.

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

Directors

The following table sets forth certain information regarding our directors as of August 31, 2011:

Name	Age	Position
Joseph Y. Liu	60	Chairman and Chief Executive Officer
Chieh Chang	59	Director
Tim Christoffersen	69	Director
Jesse W. Jack	75	Director
Hua Lee	59	Director

Joseph Y. Liu's biography is set forth above under 'Executive Officers."

Chieh Chang has been a member of our Board of Directors since September 1995. Mr. Chang has served as Chief Executive Officer of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog device company, since September 2008. Mr. Chang served on the board of directors of Genesis Microchip Inc., a NASDAQ-listed semiconductor company, from November 2004 until its acquisition by STMicroelectronics in January 2008. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc. (now Chingis Technology Corporation), a fabless semiconductor design company. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from University of California, Los Angeles.

Tim Christoffersen has been a member of our Board of Directors since November 2009. Mr. Christoffersen served on the board of directors of Genesis Microchip Inc. from August 2002 until January 2008. From June 2004 to April 2006, Mr. Christoffersen was Chief Financial Officer of Monolithic Power Systems, Inc. (MPS), a semiconductor company, and served on MPS's board of directors from March 2004 to July 2004. Mr. Christoffersen served as a financial consultant to technology companies from 1999 to 2004. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips and Technologies, Inc. from 1994 to 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master's degree in Divinity from Union Theological Seminary in New York City.

Jesse W. Jack has been a member of our Board of Directors since July 2002. Since January 2003, Mr. Jack has been self-employed as an attorney with The Law Offices of Jesse Jack. He is also the Vice President and General Counsel for I-Bus Corporation, a privately held company. From 1994 until January 2003, Mr. Jack was a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Jack served on the board of directors of The Parkinson's Institute from 1988 through 2000. Mr. Jack received his B.S. from California State University, San Jose and his J.D. from Hastings College of Law.

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

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

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

It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. The factors that are likely to cause these variations include, among others:

-	current uncertain macro-economic climate could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

-	fluctuations in demand for, and sales of, our products;

-	declines in the average selling prices of our products;

-
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

-	the availability of materials and components used in our products or increases in the prices of these materials;

-	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

-	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. For example, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to a recent intra-day high of $29.48 on February 18, 2011. The closing sale price of our common stock on September 15, 2011 was $16.71. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

-	quarterly variations in our operating results;

-	changes in financial estimates by securities analysts and/or our failure to meet estimates;

-	changes in market values of comparable companies;

-	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

-	any loss by us of a major customer;

-	economic fluctuations in the market for optical communications products, or in the telecommunications industry generally;

-	the outcome of, and costs associated with, any litigation to which we are or may become a party;

-	departures of key management or engineering personnel; and

-	future sales of our common stock.

We are subject to the cyclical nature of the telecommunications equipment market and any future downturn may reduce demand for our products and revenue.

The markets in which we compete are tied to the aggregate capital expenditures by carriers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles - for both manufacturers' and their customers' products - and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

Further, as the communications industry consolidates and realigns to accommodate technological and other developments, our customers and service provider end users may consolidate or align with other entities in a manner that may delay orders and harms our business. Our customers' continued outsourcing might result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contract manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other source of components, which could harm our operating results.

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

 Our top five customers, although not the same five customers for each period, together accounted for 52%, 53%, and 60% of our revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Tellabs Operations, Inc. ("Tellabs") and Hua Wei Technologies Co. Ltd. ("Huawei") each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2011, 2010 and 2009. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

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

Our ROADM products account for a substantial portion of our revenues. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a high of $14.2 million in the third quarter of fiscal 2011 to a low of $4.2 million in the fourth quarter of fiscal 2010. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

There is intense competition in the industry to supply ROADM products to our customers. Currently, our ROADM product is sold primarily to one customer. We are not the sole source supplier for our customer, and we must compete with other suppliers for the business of our ROADM customer.

Further, because the primary components of our ROADM product are available from third party vendors, our competitors may be able to introduce additional competing ROADM products without significant expenditures of resources and without long delays to market. The vendors that provide the primary and critical component to our ROADM product could begin to compete with us by selling completed ROADM products or could be acquired by another company, which could result in us losing all of our current ROADM business.

Our cost advantage from having our manufacturing and most of our R&D in China may diminish over time due to increasing labor costs.

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages.  We have recently increased our wage rates at our Zhuhai facility by more than 20% in fiscal 2011 and more than 30% in fiscal 2010 due to government-mandated increases in minimum wage levels. We expect that we may be required to increase wages even more in the future due to market conditions and/or additional government mandates.  If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected.  In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

We may be involved in intellectual property disputes in the future, which could divert management's attention, cause us to incur significant costs and prevent us from selling or using the challenged technology.

Participants in the communications and fiber optic components and subsystems markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management's attention and resources and may cause us to incur significant expenses. In addition, intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:

-	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

-	stop selling, incorporating or using our products that use the challenged intellectual property;

-	pay substantial monetary damages; or

-	redesign the products that use the technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and us, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants' respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys' fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On May 5, 2010, the court dismissed without prejudice all co-defendants (including us) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. On May 20, 2010, we and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar. On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with SEC on September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement.

On December 20, 2010, Finisar filed a new complaint against us and our subsidiary, Optical Communication Products, Inc. ("OCP") in the United States District Court for the Northern District of California. The new complaint is substantially similar to the complaint filed by Finisar in January 2010. On January 24, 2011, we filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses. A mediation conference with respect to the lawsuit has been scheduled for November 30, 2011.

On March 7, 2011, our subsidiary OCP filed a complaint against Finisar in the United States District Court for the Eastern District of Texas, alleging infringement by Finisar of certain U.S. patents owned by OCP primarily relating to vertical-cavity surface-emitting laser ("VCSEL") technology. On April 29, 2011, Finisar filed an answer to the complaint, denying all material allegations, asserting numerous affirmative defenses and asserting counterclaims against OCP alleging infringement by OCP of certain U.S. patents owned by Finisar primarily relating to pluggable transceiver latch mechanisms.

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

Our products are deployed in large and complex optical networks and must be compatible with other system components. Our products can only be fully tested for reliability when deployed in these networks for long periods of time. Our customers may discover errors, defects or incompatibilities in our products after they have been fully deployed and operated under peak stress conditions. Our products may also have errors, defects or incompatibilities that are not found until after a system upgrade is installed. Errors, defects, incompatibilities or other problems with our products could result in:

●	loss of customers;

●	loss of or delay in revenues;

●	loss of market share;

●	damage to our brand and reputation;

●	inability to attract new customers or achieve market acceptance;

●	diversion of development resources;

●	increased service and warranty costs;

●	legal actions by our customers; and

●	increased insurance costs.

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

We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

●	may stop purchasing our products or defer their purchases on short notice;

●	are free to purchase products from our competitors;

●	are not required to make minimum purchases; and

●	may cancel orders that they place with us on short notice.

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

Our markets are highly competitive, some of our customers are also our competitors, and our other customers may choose to purchase our competitors' products rather than our products or develop internal capabilities to produce their own fiber optic modules.

The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include AFOP, Avago Technologies, Oclaro, DiCon Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, NEL Hitachi Cable, NeoPhotonics, OpNext, Source Photonics, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. Generally, customers consider a wide range of issues before purchasing our products, including interoperation with other components, product performance and reliability. Even after this evaluation process, it is possible that a potential customer will not purchase our products. In addition, our customers' product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. If sales forecasts to specific customers are not realized, our revenue and results of operations may be negatively impacted. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

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

We have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management's time and other resources or disrupt our operations. Future acquisitions could result in:

●	additional operating expenses without additional revenues;

●	potential dilutive issuances of equity securities;

●	the incurrence of debt and contingent liabilities;

●	intangible asset write-offs;

●	other acquisition-related expenses; and

●	cannibalization of product lines leading to revenue attrition.

Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. Potential acquisitions also involve numerous risks, including:

●	problems assimilating the purchased operations, technologies or products;

●	unanticipated costs associated with the acquisition;

●	diversion of management's attention from our core business;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees of purchased organizations.

If we fail to effectively manage our manufacturing capability, produce products that meet our customers' quality requirements and achieve acceptable production yields in China, we may not be able to deliver sufficient quantities of products that meet all of our customers' order requirements in a timely manner, which would harm our operating results.

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

Changes in our manufacturing processes or those of our suppliers could also impact our yields. In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to meet our manufacturing yield goals cost-effectively so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation in order to increase our gross margins and help achieve the targeted cost levels of our customers. We may not achieve manufacturing cost levels that will allow us to achieve acceptable gross margins or fully satisfy customer demands. Additionally, our competitors are automating their manufacturing processes. If we are unable to achieve higher levels of automation and our competitors are successful, it will harm our gross margins. Additional risks associated with managing our manufacturing processes and capability in China include:

●	our ability to procure the necessary raw materials and equipment on a timely basis;

●	a potential lack of availability of qualified management and manufacturing personnel;

●	our ability to maintain quality;

●	our ability to effectively manage headcount, particularly if we undertake to expand our manufacturing operations; and

●
our ability to quickly and efficiently implement an adequate set of financial controls to effectively track and control inventory levels and inventory mix and to accurately predict inventory requirements.

Communications equipment suppliers typically require that their vendors commit in advance to provide specified quantities of products over a given period of time. We may not be able to pursue many large orders from these suppliers if we do not have sufficient manufacturing capabilities to enable us to commit to provide them with their specified quantities of products. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we likely will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Furthermore, if we fail to fulfill orders to which we have committed, we will lose revenue opportunities and our customer relationships may be harmed.

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

Our future success depends upon the continued services of our executive officers and other key engineering, finance, sales, marketing, manufacturing and support personnel. In addition, we depend substantially upon the continued services of key management personnel at our Chinese subsidiaries. In addition, we do not have 'key person' life insurance policies covering any of our employees. Our loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key employees to expand, train and manage our employee base may prevent us from executing our growth strategy.

Our ability to continue to attract and retain highly-skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly-skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, our management team has experienced significant personnel changes in the past and may continue to experience changes in the future.

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

Moreover, China's government imposes controls on the convertibility of Renminbi into foreign currencies and the remittance of currency out of China. Any shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency. Our business could be negatively impacted if we are unable to convert and remit our sales received in Renminbi into U.S. dollars.

If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. As of June 30, 2011, the Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

The tax benefits available to our subsidiaries located in China are currently being phased out, which will result in higher taxes required to be paid by our Chinese subsidiaries than were required in the past.

Our subsidiaries located in China formerly enjoyed tax benefits in the form of tax holidays in China that were generally available to foreign investment enterprises, or FIEs. In the past, our subsidiaries in China have qualified for the preferential tax treatment provided to FIEs and have not been subject to the full income tax rate. However, the new Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008, imposes a unified income tax rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. The EIT Law provided a five-year 'grandfather' or phase-in period for FIEs established before the new law was adopted. As such, we had a full exemption from tax for calendar years 2007 and 2008 and had reduced tax rates for calendar years 2009, 2010 and 2011. Beginning with calendar 2012, our China subsidiaries may be subject to the full income tax rate of 25%. We are applying for a preferential 15% rate available to high technology companies for calendar years 2012 to 2014. However, our application may not be accepted by the tax authorities. The increased taxes to be paid by our China subsidiaries may have an adverse effect on our financial results.

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

On January 1, 2008, a new labor contract law ("LCL") went into effect in China. The new law reduces our flexibility in hiring employees and in terminating the employment of employees, could increase the risk of hiring employees, and could increase the cost of any future restructuring that involves our Chinese facilities, which could result in a material adverse impact on our profitability and liquidity.

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

We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China and Taiwan. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

●	disruptions to commercial activities or damage to our facilities as a result of natural disasters, political unrest, war, terrorism, labor strikes, and work stoppages;

●	disruptions of telecommunications networks due to natural disasters;

●	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

●	unexpected changes in regulatory or certification requirements for optical systems or networks;

●	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

●	economic instability;

●	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

●	power shortages at our manufacturing facilities in China, which may lead to production delays.

To the extent that such disruptions interfere with our commercial activities, our results of operations could be harmed.

Substantially all of Oplink'smanufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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

Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions permit us to:

●	issue preferred stock with rights senior to those of the common stock without any further vote or action by the stockholders;

●	provide for a classified board of directors;

●	eliminate the right of the stockholders to call a special meeting of stockholders;

●	eliminate the right of stockholders to act by written consent; and

●	impose various procedural and other requirements, which could make it difficult for stockholders to effect certain corporate actions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own the following facilities as of June 30, 2011:

●
We own our building in Fremont, California, totaling approximately 51,000 square feet. The building is our headquarters and is used for administration, sales and marketing, and research and development.

●
We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is our principal manufacturing center and is also used for administration, research and development, and employee living quarters.

●
We own our facility in Taipei, Taiwan, totaling approximately 30,000 square feet which is used to maintain complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

●	We also own a 61,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

We lease the following facilities as of June 30, 2011:

●
We lease a total of approximately 46,000 square feet in Shanghai, China. Our Shanghai facilities are used for manufacturing, administration, and research and development. The lease for our Shanghai facilities expires in June 2012.

●	We lease a research and development site in Hsinchu, Taiwan. This lease is for an 8,400 square feet facility and expires on December 31, 2012.

●	We lease a small facility in Woodland Hills, California. The facility is used for sales and marketing and supply chain management. The lease expires in January 2013.

We believe that our facilities are currently adequate for our purposes. We believe that suitable additional or replacement spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

Information with respect to this item may be found in under the caption "Litigation" in Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.  (Removed and Reserved)

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

 Our common stock has been quoted on the NASDAQ Stock Market under the symbol "OPLK" since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low
Fiscal 2011:
Quarter ended June 30, 2011	$20.53	$15.85
Quarter ended March 31, 2011	$28.70	$18.93
Quarter ended December 31, 2010	$20.77	$15.25
Quarter ended September 30, 2010	$19.80	$13.25

Fiscal 2010:
Quarter ended June 30, 2010	$19.60	$13.40
Quarter ended March 31, 2010	$19.16	$14.80
Quarter ended December 31, 2009	$18.00	$14.40
Quarter ended September 30, 2009	$14.37	$11.16

As of August 31, 2011, there were approximately 68 stockholders of record of our common stock, and we believe a substantially greater number of beneficial owners. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/07
6/08
6/09
6/10
6/11
Oplink Communications, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Repurchases of Equity Securities

The following table shows the monthly stock repurchases for the fourth quarter of fiscal year 2011:

Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 2 - May 29, 2011	179,728	$17.67	179,728	$26.0 million
May 30 - July 3, 2011	440,814	$17.07	440,814	$18.5 million
	620,542	$17.24	620,542	$18.5 million

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated by reference into this report.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated statement of operations data for the three fiscal years ended June 30, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of June 30, 2011 and 2010 are derived from, and qualified by reference to, the audited consolidated financial statements included in Item 8 of this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended June 30, 2008 and 2007 and the selected consolidated balance sheet data as of June 30, 2009, 2008 and 2007 are derived from audited financial statements not included in this Form 10-K.

Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal years 2010, 2009, 2008, and 2007 consisted of 52 weeks. Fiscal 2011 is a 53-week fiscal year, one week more than a typical fiscal year. The extra week was included in the first quarter of fiscal 2011. For more information, please see Note 1 of the notes to consolidated financial statements included in Item 8 of this Form 10-K.

In June 2007, we acquired 58% of Optical Communication Products, Inc.'s ("OCP") outstanding common stock with the remaining 42% being acquired in October 2007. As a result, fiscal years 2011, 2010, 2009 and 2008 had a full year of financial results from OCP while fiscal year 2007 had one month of financial results from OCP.

In January 2010, we acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd. ("Emit") and acquired additional 2.9% of Emit's outstanding shares subsequent to the acquisition date in fiscal 2010. The number of addtional Emit's outstanding shares purchased in fiscal 2011 was immaterial. As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2011 had a full year of financial results from Emit.

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$198,803	$138,809	$143,732	$176,253	$107,499
Cost of revenues	129,133	94,638	111,070	140,995	78,903
Gross profit	69,670	44,171	32,662	35,258	28,596

Operating expenses:
Research and development	18,235	11,158	11,799	15,415	7,414
Sales and marketing	11,844	9,606	9,181	11,502	6,797
General and administrative	10,486	10,841	12,487	19,720	10,147
Impairment charge	-	-	10,829	626	-
Transitional costs for contract manufacturing, other charges and restructuring costs	-	-	-	2,285	216
Merger fees	-	-	-	5,618	1,451
Amortization of intangible assets	1,759	1,651	1,648	1,519	222
(Gain) loss on sale or disposal of assets	(148)	(942)	1,533	(2,305)	18
Total operating expenses	42,176	32,314	47,477	54,380	26,265

Income (loss) from operations	27,494	11,857	(14,815)	(19,122)	2,331
Interest and other income, net	544	867	3,066	7,518	9,666
Income (loss) before benefit (provision) for income taxes	28,038	12,724	(11,749)	(11,604)	11,997
Benefit (provision) for income taxes	20,478	(1,645)	(2,074)	(1,045)	(241)
Net income (loss)	48,516	11,079	(13,823)	(12,649)	11,756
Net loss attributable to noncontrolling interest	-	-	-	(5,891)	(1,418)
Net income (loss) attributable to Oplink Communications, Inc.	$48,516	$11,079	$(13,823)	$(6,758)	$13,174

Net income (loss) per share attributable to Oplink Communications, Inc.:
Basic	$2.44	$0.54	$(0.67)	$(0.31)	$0.60
Diluted	$2.32	$0.51	$(0.67)	$(0.31)	$0.57

Shares used in per share calculation:
Basic	19,922	20,699	20,589	21,533	22,071
Diluted	20,945	21,631	20,589	21,533	22,942

	June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term and long-term investments	$186,733	$160,343	$168,656	$142,081	$227,878
Working capital	248,619	182,606	188,750	159,696	254,076
Total assets	320,804	259,598	249,947	268,740	368,389
Long-term liabilities	6,852	4,923	3,492	989	207
Total stockholders' equity	$290,362	$228,649	$228,027	$238,270	$269,775

Item 7.  management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our anticipated revenues, gross margins and expense levels for future periods, and other statements reflecting our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "estimate" or "assume" or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption "Risk Factors" contained in Item 1A above in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and related notes thereto in "Item 8. Financial Statements and Supplementary Data."

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

We offer our customers design, integration and optical manufacturing solutions ("OMS") for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer's specific product design and specifications. We also offer solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

Our fiscal year ends on the Sunday closest to June 30. For presentation purposes, we present each fiscal year as if it ended on June 30. Fiscal years 2010 and 2009 consisted of 52 weeks. Fiscal 2011 is a 53-week fiscal year, one week more than a typical fiscal year. The extra week was included in the first quarter of fiscal 2011.

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

Stock Compensation Expense. We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (ASC) Topic 718, "Compensation-Stock Compensation" ("ASC 718"), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. Our stock compensation is generally accounted for as an equity instrument. Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options, restricted stock awards and units ("RSAs" and "RSUs") and purchases under the employee stock purchase plan pursuant to the provisions of ASC 718.

As of June 30, 2011, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $2.2 million which will be recognized over an estimated weighted average amortization period of 1.7 years. The unrecorded deferred stock compensation balance related to RSUs was $5.7 million which will be recognized over an estimated weighted average amortization period of 2.4 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2011 and 2010. During the year ended June 30, 2011, we granted 87,000 stock options and 248,300 restricted stock awards and units, with a total grant-date fair value of $723,000 and $4.7 million, respectively.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Depreciation and Amortization Expenses

Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. In addition, we have land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. (Gain) loss on sale or disposal of fixed assets is recognized in the period which the (gain) loss occurs.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Canada, Europe, China, Japan and other countries. We perform ongoing credit evaluations of our customer's financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer's outstanding receivable balance. We are not able to predict changes in the financial condition of customers, nor are we able to predict whether a customer experiencing financial difficulties will ultimately pay us the amounts owed. If the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances, which would negatively affect our operating results in that period. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience, which would positively increase our operating results in future periods.

Excess and Obsolete Inventory

We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in the years ended June 30, 2011, 2010 and 2009. In such instances, our gross margins were positively impacted by the utilization of previously reserved inventory of $5.4 million, $5.8 million and $4.0 million in fiscal 2011, 2010 and 2009, respectively.

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

Impairment of Long-Lived Asset

We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. There was no impairment charge related to long-lived assets recorded in fiscal 2011, 2010 or 2009.

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

Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. In fiscal 2009, we recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink'sacquisition of Optical Communication Products, Inc. ("OCP") in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp ("Fibercom") in fiscal 2006. We did not record any goodwill impairment charge in fiscal 2011 or 2010.

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

Business Combinations

In fiscal 2010, we adopted ASC Topic 805, "Business Combination" ("ASC 805"), which revised the accounting guidance that we used to account for our acquisitions prior to fiscal 2010. In accordance with ASC 805, we recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree generally at their fair values as defined by ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"). Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Acquisition-related transaction costs and costs associated with restructuring activities initiated by us are accounted for as expenses in the periods in which the costs are incurred. We record the values of assets and liabilities based on independent valuations and internal estimate. The determination of fair value requires our management to make significant estimates and assumptions, and accordingly, our financial position or results of operations may be affected by changes in these estimates and assumptions.

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

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. See Note 10 - "Income Taxes" in the consolidated financial statements for additional information.

Stock Compensation

We account for stock-based compensation in accordance with the provision of ASC 718. We utilize the Black-Scholes option valuation model to estimate the grant-date fair value of employee stock options, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatility was used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends. Further, we estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We expense the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock compensation awards and up to two years for purchase rights under our employee stock purchase plan.

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

Loss Contingencies

We are or have been subject to proceedings, lawsuits and other claims arising in the ordinary course of business. We evaluate contingent liabilities including threatened or pending litigation in accordance with GAAP. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management's judgment and the best information available to management at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates, which could materially impact our results of operations, financial position and cash flows.

Results of Operations for Fiscal 2011, 2010 and 2009

Revenues

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Revenues	$198,803	$138,809	$59,994	43.2%	$138,809	$143,732	$(4,923)	-3.4%

We acquired Emit Technology Co., Ltd. ("Emit") in the third quarter of fiscal 2010. The acquisition of Emit contributed approximately $11.3 million and $2.6 million of revenues for fiscal 2011 and 2010, respectively. Excluding the impact of the Emit acquisition, revenues for fiscal 2011 increased $51.3 million compared to fiscal 2010. The increase was mainly driven by increased unit shipments in all our major product categories, in particular our ROADM optical switching and routing products, partially offset by a slight decline in average selling prices, which is a characteristic of the industry in which we operate. The increase in shipments was largely due to increase in demands from our customers.

Excluding the impact of the Emit acquisition which contributed approximately $2.6 million of revenues in fiscal 2010, revenues for fiscal 2010 decreased $7.5 million compared to fiscal 2009. The decrease was mainly due to decreased unit shipments of our line transmission application product, ROADM optical switching and routing product and monitoring and conditioning product, partially offset by increased revenues of our multiplexer product and optical amplification product. A decline in average selling prices also contributed to the decrease in revenues in fiscal 2010 compared to fiscal 2009.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not the same five customers for each period, together accounted for 52%, 53% and 60% of our revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

Gross Profit

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Gross profit	$69,670	$44,171	$25,499	57.7%	$44,171	$32,662	$11,509	35.2%
Gross profit margin	35.0%	31.8%			31.8%	22.7%

The increase in gross profit for fiscal 2011 compared to fiscal 2010 was mainly driven by higher revenues, partially offset by higher material costs as a result of increased revenues, higher labor costs and manufacturing overhead expenses due to higher employee compensation expenses in China, and lower utilization of previously reserved inventory. During fiscal 2011, we increased our wage rates at our manufacturing facilities in Zhuhai by more than 20% due to government-mandated increases in minimum wage levels. Our gross profit for fiscal 2011 was positively impacted by sales of inventory that had been previously reserved of $5.4 million and was positively impacted by the sales of previously reserved inventory of $5.8 million in fiscal 2010.

Our gross profit margin increased in fiscal 2011 compared to fiscal 2010 mainly due to lower manufacturing overhead expenses and material costs as a percentage of revenues, partially offset by higher labor costs as a percentage of revenues and lower utilization of previously reserved inventory.

The increase in gross profit for fiscal 2010 compared to fiscal 2009 primarily reflected lower material costs, lower provision for excess and obsolete inventory, higher utilization of previously reserved inventory, and lower manufacturing overhead expenses, partially offset by lower revenues and higher direct labor costs. The higher labor costs were primarily due to increases in employee headcount and higher employee compensation expenses in China. We increased our wage rates at our manufacturing facilities in Zhuhai by more than 30% due to government-mandated increases in minimum wage levels in fiscal 2010. In fiscal 2009, we recorded a provision for excess and obsolete inventory of $4.1 million which was primarily related to our line transmission application product. Our gross profit for fiscal 2010 was positively impacted by sales of inventory that had been previously reserved of $5.8 million, compared to sales of previously-reserved inventory of $4.0 million in fiscal 2009.

Our gross profit margin increased in fiscal 2010 compared to fiscal 2009 primarily due to lower material costs as a percentage of revenues, lower provision for excess and obsolete inventory, and higher utilization of previously reserved inventory, partially offset by higher labor costs and manufacturing overhead expenses as a percentage of revenues.

Research and Development

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Research and development	$16,874	$10,097	$6,777	67.1%	$10,097	$10,819	$(722)	-6.7%
Stock-based compensation	1,361	1,061	300	28.3%	1,061	980	81	8.3%
Total expenses	$18,235	$11,158	$7,077	63.4%	$11,158	$11,799	$(641)	-5.4%

Research and development expenses increased $7.1 million for fiscal 2011 compared to fiscal 2010.  The increase mainly reflected higher salary and compensation expenses as a result of increases in headcount, salary and implementation of cash incentive plans and higher costs of materials associated with increase level of product development projects.

Research and development expenses decreased $641,000 for fiscal 2010 compared to fiscal 2009. The decrease was mainly driven by cost savings as a result of continued integration of OCP, more research and development programs being transitioned from higher cost facilities in the United States to lower cost facilities in China, and other cost reduction measures.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. In addition, we intend to devote more resources to development of new products to serve our current market as well as products for expansion into new markets. As a result, we expect our research and development expenses in fiscal 2012 will increase compared to fiscal 2011. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Sales and marketing	$10,024	$8,238	$1,786	21.7%	$8,238	$8,076	$162	2.0%
Stock-based compensation	1,820	1,368	452	33.0%	1,368	1,105	263	23.8%
Total expenses	$11,844	$9,606	$2,238	23.3%	$9,606	$9,181	$425	4.6%

Sales and marketing expenses increased $2.2 million for fiscal 2011 compared to fiscal 2010. The increase was mainly due to higher salary and compensation expenses driven by an increase in headcount and higher sales commission expenses as a result of increased revenues. Our acquisition of Emit in the third quarter of fiscal 2010 further contributed to the increase in sales and marketing expenses for fiscal 2011 compared to 2010.

Sales and marketing expenses increased slightly for fiscal 2010 compared to fiscal 2009. The acquisition of Emit accounted for approximately $106,000 of the total increase in sales and marketing expenses. Excluding the impact of the Emit acquisition, the increase in sales and marketing expenses was mainly due to higher stock compensation expense.

General and Administrative

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
General and administrative	$8,532	$7,623	$909	11.9%	$7,623	$9,639	$(2,016)	-20.9%
Stock-based compensation	1,954	3,218	(1,264)	-39.3%	3,218	2,848	370	13.0%
Total expenses	$10,486	$10,841	$(355)	-3.3%	$10,841	$12,487	$(1,646)	-13.2%

Excluding the impact of stock compensation expense, general and administrative expenses increased $909,000 for fiscal 2011 compared to fiscal 2010. The increase was primarily due to higher litigation costs and higher salary and compensation expenses, partially offset by lower facility expenses. The decrease in stock compensation expense recorded in general and administrative expenses was mainly due to canceled or fully vested equity awards, partially offset by additional grants to new and existing employees and our board members in fiscal 2011.

The decrease in general and administrative expenses for fiscal 2010 compared to fiscal 2009 mainly reflected reduced professional fees, the cost savings associated with the further integration of OCP and other cost reduction measures and lower provision for doubtful accounts, partially offset by higher stock compensation expense.

Stock Compensation Expense

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Stock compensation expense	$5,587	$6,020	$(433)	-7.2%	$6,020	$5,392	$628	11.6%

Stock compensation expense recorded in cost of revenues, research and development, sales and marketing, and general and administrative is the amortization of the fair value of share-based payments granted to employees and members of our board of directors, primarily in the form of stock options, RSAs, RSUs and purchases under the employee stock purchase plan (see Note 2 of the notes to the consolidated financial statements). The fair value of stock options and purchase rights granted to purchase our common stock under the employee stock purchase plan is estimated using a Black-Scholes valuation model and is recognized as expense over the employee requisite service period. The compensation expense incurred for RSAs and RSUs is based on the closing market price of Oplink'scommon stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock compensation expense decreased $433,000 in fiscal 2011 compared to fiscal 2010, mainly due to canceled or fully vested equity awards, partially offset by additional grants of stock options, RSAs and RSUs to new and existing employees and our board members in fiscal 2011.

Stock compensation expense increased $628,000 in fiscal 2010 compared to fiscal 2009. The increase was primarily due to additional grants to new and existing employees and our board members during fiscal 2010.

Impairment Charge and Other Costs. There was no impairment charge in fiscal 2011 or 2010. Oplink had goodwill of $10.8 million at June 30, 2008, which was acquired as part of Oplink's acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom in fiscal 2006. Due to the financial liquidity crisis, the economic recession, changes to our operating results and forecasts, and a significant reduction in our market capitalization, in the second quarter of fiscal 2009, and in connection with our annual goodwill impairment testing, we performed an impairment analysis. As a result, we concluded that the carrying value of the goodwill exceeded its implied fair value and recorded an impairment charge of $10.8 million in fiscal 2009.

Amortization of Intangible Assets. Amortization expenses related to acquired intangible assets was approximately $4.0 million for fiscal 2011 and $3.8 million for each of the years ended June 30, 2010 and 2009. $2.2 million was included in the cost of revenues for each of the years ended June 30, 2011, 2010 and 2009.

(Gain) Loss on Sale or Disposal of Assets. The gain on sales or disposal of assets recorded on our consolidated statement of operations for fiscal 2011 was $148,000. In fiscal 2010, we recognized a gain of $200,000 on sales of certain intellectual property and recorded a gain of approximately $632,000 on the dissolution of our subsidiaries. The gain on the dissolution of our subsidiaries primarily reflected the resolution of liabilities related to employee pension and compensation.

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

Interest and Other Income, Net

	Years Ended			Percentage	Years Ended			Percentage
	June 30,		Change	Change	June 30,		Change	Change
	2011	2010			2010	2009
	(In thousands, except percentages)
Interest and other income, net	$544	$867	$(323)	-37.3%	$867	$3,066	$(2,199)	-71.7%

The decrease in interest and other income for fiscal 2011 compared to fiscal 2010 was mainly due to lower yields on our investments.

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

Benefit (Provision) for Income Taxes. As a multinational corporation, we are subject to taxation in the United States and in foreign jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We account for deferred taxes under ASC Topic 740, "Income Taxes" ("ASC 740") which involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the sources of future taxable income and tax planning strategies, in the fourth quarter of fiscal 2011 management concluded that a valuation allowance is no longer required for the US Federal deferred tax assets and a portion of our state deferred tax assets. Therefore, we released the valuation allowance against the U.S. federal deferred tax assets and a portion of the state deferred tax assets at the end of the fiscal year 2011. Based on historical profits and expectations of future results, we determined that there was sufficient positive evidence to support the release of the valuation allowance against our U.S. federal deferred tax assets and a portion of the state deferred tax assets in the fourth quarter of fiscal 2011.

The release of the valuation allowance for the year ended June 30, 2011 resulted in a tax benefit of $22.6 million.  The remaining valuation allowance as of June 30, 2011 relates mainly to state deferred tax assets and certain foreign deferred tax assets.

We recorded tax benefit of $20.5 million for fiscal 2011 as a result of valuation allowance release of $22.6 million. Excluding the impact of vthe aluation allowance release, our tax provision for fiscal 2011 would have been approximately $2.1 million, compared to $1.6 million for fiscal 2010. The increase was mainly due to higher taxable income from all jurisdictions. We recorded a tax provision of $2.1 million in fiscal 2009. The decrease in provision for income taxes for fiscal 2010 compared to fiscal 2009 was primarily due to decreased income from our foreign jurisdictions, partially offset by higher income in US and a higher effective tax rate.

At June 30, 2011, we have approximately $45.0 million of federal and $63.3 million of state net operating loss carryforwards. As of June 30, 2011, the Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

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

	Three Months Ended
	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
	(In thousands, except per share data)
	(Unaudited)
Revenues	$43,667	$53,471	$52,025	$49,640
Cost of revenues	28,510	34,188	32,916	33,519
Gross profit	15,157	19,283	19,109	16,121

Operating expenses:
Research and development	5,530	4,665	4,307	3,733
Sales and marketing	2,926	3,107	2,924	2,887
General and administrative	3,119	2,456	2,265	2,646
Amortization of intangible assets	406	451	451	451
Gain on sale or disposal of assets	(41)	(24)	(83)	-
Total operating expenses	11,940	10,655	9,864	9,717

Income from operations	3,217	8,628	9,245	6,404
Interest and other income, net	253	180	54	57
Income before benefit (provision) for income taxes	3,470	8,808	9,299	6,461
Benefit (provision) for income taxes	22,790	(620)	(811)	(881)
Net income	$26,260	$8,188	$8,488	$5,580

Net income per share:
Basic	$1.28	$0.40	$0.43	$0.29
Diluted	$1.23	$0.38	$0.41	$0.28

Shares used in per share calculation:
Basic	20,535	20,308	19,556	19,335
Diluted	21,346	21,595	20,602	20,252

	Three Months Ended
	June 30, 2010	Mar. 31, 2010	Dec. 31, 2010	Sept. 30, 2009
	(In thousands, except per share data)
	(Unaudited)
Revenues	$38,878	$33,623	$32,743	$33,565
Cost of revenues	26,531	22,643	21,731	23,733
Gross profit	12,347	10,980	11,012	9,832

Operating expenses:
Research and development	3,336	2,815	2,513	2,494
Sales and marketing	2,502	2,406	2,284	2,414
General and administrative	2,871	2,575	2,724	2,671
Amortization of intangible assets	434	410	403	404
Gain on sale or disposal of assets	(600)	(4)	(214)	(124)
Total operating expenses	8,543	8,202	7,710	7,859

Income from operations	3,804	2,778	3,302	1,973
Interest and other income, net	108	292	193	274
Income before provision for income taxes	3,912	3,070	3,495	2,247
Provision for income taxes	(333)	(516)	(358)	(438)
Net income	$3,579	$2,554	$3,137	$1,809

Net income per share:
Basic	$0.17	$0.12	$0.15	$0.09
Diluted	$0.17	$0.12	$0.14	$0.09

Shares used in per share calculation:
Basic	20,534	20,907	20,797	20,566
Diluted	21,387	21,792	21,694	21,173

Our revenues and operating results are likely to vary significantly from quarter to quarter and, as a result, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. Many of the factors that are likely to cause our quarterly results to vary are discussed in this report in Item 1A - Risk Factors.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from operating activities and through issuances of equity, which totaled approximately $319.4 million in aggregate net proceeds, partially offset by $64.4 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan awards and warrants through June 30, 2011. As of June 30, 2011, we had cash, cash equivalents and short-term investments of $186.7 million and working capital of $248.6 million.

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

Fiscal 2011

Our operating activities provided cash of $35.7 million in fiscal 2011 as a result of a net income of $48.5 million for the period increased by $9.3 million in non-cash charges of depreciation and amortization, $5.6 million in non-cash stock-based compensation expenses, and other non-cash items of $571,000, partially offset by a change in deferred income taxes of $22.9 million as a result of valuation allowance release, and a decrease in cash of $5.4 million as a result of a net change in assets and liabilities.

The change in net assets and liabilities was primarily the result of an increase in accounts receivable of $4.4 million, an increase in inventory of $2.3 million and a decrease in accounts payable of $2.5 million, partially offset by an increase in accrued liabilities and other liabilities of $2.0 million and a decrease in prepaid expenses, other current assets and other assets of $1.8 million.

Accounts receivable used $4.4 million of cash primarily due to higher shipments in fiscal 2011 compared to fiscal 2010 and improvemnet in our collection. Days sales outstanding ("DSO") at the end of fiscal years ended June 30, 2011 and 2010 were 59 days and 77 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers.

Inventory used $2.3 million of cash in fiscal 2011 primarily due to an increased level of inventory purchases as a result of higher shipments. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

Prepaid expenses, other current assets and other assets provided $1.8 million mainly reflecting a decrease in the balance of bankers' acceptance notes.

Accounts payable used $2.5 million of cash in fiscal 2011, largely due to the change in the level of inventory purchase and as a result of the timing of payments to our vendors.

Accrued liabilities and other liabilities generated $2.0 million of cash in fiscal 2011 primarily due to increases in income tax payable.

Our investing activities used cash of $26.0 million in fiscal 2011 as a result of purchases of available-for-sale investments of $185.7 million and purchases of equipment of $11.9 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $171.3 million and equipment sales of approximately $325,000. Approximately $4.6 million of our property and equipment purchases was prepayments for our facilities in China. We currently expect capital expenditures to be in the range of $10.0 million and $12.0 million in fiscal 2012.

Our financing activities provided $1.8 million of cash in fiscal 2011 due to $19.0 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan, partially offset by cash usage of $17.2 million for the repurchases of our common stock.

Fiscal 2010

Our operating activities provided cash of $16.9 million in fiscal 2010 as a result of a net income of $11.1 million for the period adjusted by $10.3 million in non-cash charges of depreciation and amortization, $6.0 million in non-cash stock-based compensation expenses and a change in deferred income taxes of $743,000, partially offset by a decrease in cash of $10.8 million as a result of a net change in assets and liabilities and other non-cash items of $433,000.

The change in net assets and liabilities was primarily the result of an increase in inventory of $10.2 million, an increase in prepaid expenses and other current assets of $6.0 million and a decrease in accrued liabilities and other liabilities of $183,000, partially offset by a decrease in accounts receivables of $415,000, an increase in accounts payable and other assets of $4.8 million and $395,000, respectively.

Accounts receivable provided $415,000 of cash mainly driven by improved collections of receivables in fiscal 2010, partially offset by slightly higher shipments in the fourth quarter of fiscal 2010. DSO at the end of fiscal years ended June 30, 2010 and 2009 were 77 days and 80 days, respectively.

Inventory used $10.2 million of cash in fiscal 2010 primarily due to an increased level of inventory purchases as a result of anticipated higher shipments.

Prepaid expenses and other current assets used $5.1 million of cash in fiscal 2010 primarily reflecting increased balance of bankers' acceptance notes.

Accounts payable provided cash of $4.8 million in fiscal 2010 primarily due to an increased level of inventory purchases to support increased revenue levels and as a result of the timing of payments to our vendors.

Our investing activities used cash of $10.6 million in fiscal 2010 as a result of purchases of available-for-sale and held-to-maturity investments of $231.0 million, net cash used in the acquisitions of Emit and Oridus, Inc. ("Oridus") of $5.8 million, and purchases of equipment of $5.5 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $231.1 million and equipment sales of approximately $566,000. Approximately $749,000 of our property and equipment purchases was for the construction of a second dormitory in Zhuhai, China.

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

Prepaid expenses and other assets generated $3.0 million of cash in fiscal 2009 largely due to a decreased balance of bankers' acceptance notes.

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

Off-Balance-Sheet Arrangements

As of June 30, 2011, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of June 30, 2011 have been summarized below (in thousands):

		Contractual Obligations Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,576	$16,670	$906	$-	$-
Operating leases	221	201	20	-	-
Capital expenditure	1,196	1,173	23	-	-
Total	$18,993	$18,044	$949	$-	$-

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The new guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for us in the first quarter of fiscal 2012 and will be applied prospectively to business combinations for which the acquisition date is after the effective date. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial positions, results of operations or cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

In May 2011, the FASB issued Account Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04") which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for our fiscal quarter beginning January 1, 2012. We are currently evaluating the requirements of this standard, but would not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Account Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), requiring an entity to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in fiscal years (including interim periods) beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of June 30, 2011, all of our short-term investments were in certificates of deposit, high quality corporate bonds and government and government agency debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of June 30, 2011, we had $12,000 gross unrealized losses on our investments classified as available-for-sale primarily due to decreases in the fair value of these debt securities as a result of changes in market interest rates. Gross unrealized losses on our investments classified as held-to-maturity were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of June 30, 2011 are temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio. The following table summarizes our investment securities (in thousands, except percentages) for the last two years:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$11,514	0.02%	$8,423	0.10%
Cash equivalents - fixed rate	20,945	0.07%	9,759	0.16%
Short-term investments - fixed rate	134,089	0.31%	109,632	1.04%
Long-term investments - fixed rate	-	-	10,000	1.35%
Total	$166,548		$137,814

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi ("RMB"). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2011 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries' financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2011.

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are set forth beginning on page F-1 at the end of this report. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption "Quarterly Results of Operations" in "Item 7 - management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Joseph Y. Liu, and Chief Financial Officer, Shirley Yin, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Oplink in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2011, has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the "Company") as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2011 and the related financial statement schedule and our report dated September 14, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 14, 2011

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the subsection entitled "Information Concerning the Nominees and Continuing Directors" in the section entitled "Election of Directors," and in the subsections entitled "Committees of the Board of Directors," "Compensation of Directors," "Consideration of Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the section entitled "Corporate Governance and Information Regarding the Board and its Committees" in the proxy statement for our 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement") to be filed with the SEC within 120 days after July 3, 2011, the end of our fiscal year. Information regarding our executive officers and directors is also included "Item 1. Business" of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2011 Proxy Statement entitled "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2011 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2011 Proxy Statement entitled "Certain Relationships and Related Transactions".

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the in the section of our 2011 Proxy Statement entitled "Independent Auditors' Fees" in the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm."

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

3.           Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6(6)	Amendment to Bylaws of the Registrant
4.1(7)	Rights Agreement, dated as of March 18, 2002, between the Registrant and The Bank of New York.
10.1(8)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between the Registrant and Zhuhai Bonded Area Management Committee.
10.2(9)*	2000 Equity Incentive Plan.
10.3(10)*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.4(11)*	2009 Equity Incentive Plan.
10.5(12)*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.6(13)*	Form of Stock Option Amendment between the Registrant and its non-employee directors.
10.7(14)*	Executive Corporate Event Agreement, dated March 21, 2003, between the Registrant and Joseph Y. Liu.
10.8(15)*	Form of Executive Corporate Event Agreement for Executive Officers.
10.9(16)*	First Amendment to Executive Corporate Event Agreement between the Registrant and Joseph Y. Liu.
10.9(17)*	Form of First Amendment to Executive Corporate Event Agreement for Executive Officers.
10.9 (18)*	Form of Second Amendment to Executive Corporate Event Agreement for Executive Officers.
10.10(19)*	Form of Notice of Grant of Stock Option under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.11(20)*	Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Burr Pilger Mayer, Inc.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**
Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and
Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

_________________________________________

(1)	Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A filed on August 29, 2000 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Registrant's Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.1 to the Registrant's Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.2 to the Registrant's Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(10)	Previously filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(11)	Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1/A filed on September 9, 2000 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K filed on August 31, 2011 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September, 2011.

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

SIGNATURE	TITLE	DATE

/s/ Joseph Y. Liu	Chairman and Chief Executive Officer	September 16, 2011
Joseph Y. Liu	(Principal Executive Officer)

/s/ Shirley Yin	Chief Financial Officer	September 16, 2011
Shirley Yin	(Principal Financial and Accounting Officer)

/s/ Chieh Chang	Director	September 16, 2011
Chieh Chang

/s/ Tim Christoffersen	Director	September 16, 2011
Tim Christoffersen

/s/ Jesse W. Jack	Director	September 16, 2011
Jesse W. Jack

/s/ Hua Lee	Director	September 16, 2011
Hua Lee

Oplink Communications, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 14, 2011

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,644	$40,711
Short-term investments	134,089	109,632
Accounts receivable, net	34,880	29,728
Inventories	24,719	20,902
Deferred tax assets	15,171	118
Prepaid expenses and other current assets	10,706	7,541
Total current assets	272,209	208,632
Non-current assets:
Long-term investments	-	10,000
Property, plant and equipment, net	36,863	33,363
Goodwill and intangible assets, net	2,948	6,952
Deferred tax assets, non-current	8,291	119
Other assets	493	532
Total non-current assets	48,595	50,966
Total assets	$320,804	$259,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,549	$14,369
Accrued liabilities	11,655	11,536
Income tax payable	305	121
Other current liabilities	81	-
Total current liabilities	23,590	26,026
Non-current liabilities:
Income tax payable	4,804	3,415
Deferred tax liabilities	678	371
Other non-current liabilities	1,370	1,137
Total non-current liabilities	6,852	4,923
Total liabilities	30,442	30,949
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 20,118,319 and 19,582,471 shares issued and outstanding
as of June 30, 2011 and 2010, respectively	20	20
Additional paid-in capital	451,767	443,825
Treasury stock, at cost (30,936 and 82,514 shares as of June 30, 2011 and 2010, respectively)	(556)	(1,196)
Accumulated other comprehensive income	12,858	8,243
Accumulated deficit	(173,727)	(222,243)
Total stockholders' equity	290,362	228,649
Total liabilities and stockholders' equity	$320,804	$259,598

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$198,803	$138,809	$143,732
Cost of revenues	129,133	94,638	111,070
Gross profit	69,670	44,171	32,662

Operating expenses:
Research and development	18,235	11,158	11,799
Sales and marketing	11,844	9,606	9,181
General and administrative	10,486	10,841	12,487
Impairment charge	-	-	10,829
Amortization of intangible assets	1,759	1,651	1,648
(Gain) loss on sale or disposal of assets	(148)	(942)	1,533
Total operating expenses	42,176	32,314	47,477

Income (loss) from operations	27,494	11,857	(14,815)
Interest and other income, net	544	867	3,066
Income (loss) before benefit (provision) for income taxes	28,038	12,724	(11,749)
Benefit (provision) for income taxes	20,478	(1,645)	(2,074)
Net income (loss)	$48,516	$11,079	$(13,823)

Net income (loss) per share:
Basic	$2.44	$0.54	$(0.67)
Diluted	$2.32	$0.51	$(0.67)

Shares used in per share calculation:
Basic	19,922	20,699	20,589
Diluted	20,945	21,631	20,589

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2008	20,729,935	$21	$449,492	$-	$8,256	$(219,499)	$238,270
Exercise of stock options and vesting of RSAs	68,478	-	535	-	-	-	535
Issuance of common stock from ESPP	171,442	-	1,135	-	-	-	1,135
Repurchase of common stock	(488,263)	(1)	-	(3,471)	-	-	(3,472)
Retirement of treasury stock	-	-	(3,471)	3,471	-	-	-
Stock-based compensation	16,000	-	5,392	-	-	-	5,392
Components of comprehensive income:
Net loss	-	-	-	-	-	(13,823)	(13,823)
Change in cumulative translation adjustments	-	-	-	-	85	-	85
Change in unrealized loss on investments	-	-	-	-	(95)	-	(95)
Total comprehensive loss							(13,833)
Balance at June 30, 2009	20,497,592	20	453,083	-	8,246	(233,322)	228,027
Exercise of stock options and vesting of RSAs	390,400	-	4,129	-	-	-	4,129
Issuance of common stock from ESPP	201,400	-	1,361	-	-	-	1,361
Repurchase of common stock	(1,522,905)	-	-	(21,989)	-	-	(21,989)
Forfeiture of restricted stock	(3,096)	-	-	-	-	-	-
Retirement of treasury stock	-	-	(20,793)	20,793	-	-	-
Stock-based compensation	19,080	-	6,020	-	-	-	6,020
Tax benefit arising from disqualifying
dispositions of stock options	-	-	25	-	-	-	25
Components of comprehensive income:
Net income	-	-	-	-	-	11,079	11,079
Change in cumulative translation adjustments	-	-	-	-	(88)	-	(88)
Change in unrealized gain on investments	-	-	-	-	85	-	85
Total comprehensive income							11,076
Balance at June 30, 2010	19,582,471	20	443,825	(1,196)	8,243	(222,243)	228,649
Exercise of stock options and vesting of RSAs/RSUs	1,343,250	1	17,409	-	-	-	17,410
Issuance of common stock from ESPP	158,835	-	1,635	-	-	-	1,635
Repurchase of common stock	(992,237)	(1)	-	(16,049)	-	-	(16,050)
Retirement of treasury stock	-	-	(16,689)	16,689	-	-	-
Stock-based compensation	26,000	-	5,587	-	-	-	5,587
Components of comprehensive income:
Net income	-	-	-	-	-	48,516	48,516
Change in cumulative translation adjustments	-	-	-	-	4,593	-	4,593
Change in unrealized gain on investments	-	-	-	-	22	-	22
Total comprehensive income							53,131
Balance at June 30, 2011	20,118,319	$20	$451,767	$(556)	$12,858	$(173,727)	$290,362

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$48,516	$11,079	$(13,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,299	6,487	7,070
Amortization of intangible assets	4,004	3,848	3,810
Stock compensation expense	5,587	6,020	5,392
Provision (recovery) for doubtful accounts	6	(28)	438
Deferred income taxes	(22,918)	743	-
Inventory charges	-	-	4,065
Amortization of premium (discount) on investments	401	546	(419)
(Gain) loss on sale or disposal of assets	(148)	(942)	1,533
Impairment charge and other costs	-	-	10,829
Tax benefit arising from disqualifying dispositions of stock options	-	25	-
Other	312	(62)	(556)
Changes in assets and liabilities:
Accounts receivable	(4,432)	415	4,774
Inventories	(2,279)	(10,193)	14,457
Prepaid expenses and other current assets	1,684	(6,026)	2,933
Other assets	162	395	130
Accounts payable	(2,516)	4,756	(8,505)
Accrued liabilities and other liabilities	2,018	(183)	(45)
Net cash provided by operating activities	35,696	16,880	32,083
Cash flows from investing activities:
Purchases of available-for-sale investments	(185,684)	(205,953)	(150,907)
Sales and maturities of available-for-sale investments	161,266	211,085	82,911
Purchases of held-to-maturity investments	-	(25,000)	(3,198)
Maturities of held-to-maturity investments	10,000	20,000	22,646
Proceeds from sales of property and equipment	325	566	608
Purchases of property, plant and equipment	(11,934)	(5,517)	(4,135)
Acquisition of businesses, net of cash acquired	-	(5,761)	-
Net cash used in investing activities	(26,027)	(10,580)	(52,075)
Cash flows from financing activities:
Proceeds from issuance of common stock	19,043	5,490	1,670
Repurchases of common stock	(17,246)	(20,793)	(3,472)
Net cash provided by (used in) financing activities	1,797	(15,303)	(1,802)
Effect of exchange rate changes on cash	467	12	(505)
Net increase (decrease) in cash and cash equivalents	11,933	(8,991)	(22,299)
Cash and cash equivalents, beginning of year	40,711	49,702	72,001
Cash and cash equivalents, end of year	$52,644	$40,711	$49,702

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,207	$1,302	$580

Supplemental non-cash investing and financing activities:
(Increase) decrease in unsettled repurchases of common stock	$(1,196)	$1,196	$-
Change in unrealized gain (loss) on investments	$22	$85	$(95)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

The Company

Oplink Communications, Inc. ("Oplink", or the "Company") was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan, and in Woodland Hills, California.

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

Oplink offers its customers design, integration and optical manufacturing solutions ("OMS") for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer's specific product design and specifications. Oplink also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

Oplink'sproduct portfolio also includes optical transmission products that broaden the addressable markets as well as the range of solutions that Oplink can now offer its customers. Oplink'stransmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in metropolitan area network ("MAN"), local area network ("LAN"), and fiber-to-the-home ("FTTH") applications. Fiber optic modules are the integration of pre-assembled components that are used to build network equipment. Oplink'stransmission products convert  data signals between optical domain and  electronic domain, thereby facilitating the transmission of information over fiber optic communication networks.

The acquisition of Emit Technology Co., Ltd. ("Emit") in early 2010 enabled Oplink to offer communications system equipment makers a broadened suite of precision-made, cost-effective, and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

Fiscal year

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. July 3, 2011, June 27, 2010 and June 28, 2009 represent the Sunday closest to the period ended June 30, 2011, 2010 and 2009, respectively. Fiscal 2010 and 2009 are 52-week fiscal years. Fiscal 2011 consist of 53 weeks, one week more than a typical fiscal year. The extra week was in the first quarter of fiscal 2011.

Reclassifications

Certain items previously reported in prior years' consolidated financial statements have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders' equity, or net income (loss).

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority- owned subsidiaries. The ownership interests of minority investors are recorded as noncontrolling interests and as of and for the years ended June 30, 2011 and 2010 such amounts were immaterial. All significant intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company's Optical Communication Products, Inc. ("OCP") subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company, U.S. subsidiary and its non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

Risks and uncertainties

There are a number of risks and uncertainties facing the Company that could have a material adverse effect on the Company's financial condition, operating results or cash flows. These risks and uncertainties include, but are not limited to, the Company's reliance on a small number of customers for a substantial portion of its revenues, possible reductions in customer orders, intense competition in the Company's target markets and potential pricing pressure that may arise from changing supply or demand conditions and a downturn in the telecommunications industry or the overall global economy. In addition, the Company obtains most of its critical materials from a single or limited number of suppliers and generally does not have long-term supply contracts with them. The Company could experience discontinuation of key components, price increases and late deliveries from its suppliers. Also, substantially all of the Company's manufacturing operations are located in China and are subject to laws and regulations of China. These and other risks and uncertainties facing the Company are described in more detail in the "Risk Factors" sections of the Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission ("SEC").

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents consist primarily of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $234,000 and $322,000 at June 30, 2011 and 2010, respectively.

Investments

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities epresent those securities that do not meet the classification of held-to-maturity or trading securities and are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income (loss) until realized. When available-for-sale or held-to-maturity securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss. A security is considered impaired when its fair value is less than its amortized cost basis. Other-than-temporary impairment is triggered when (1) an entity has the intent to sell the impaired security, (2) it is more likely than not that the entity will be required to sell the impaired security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the impaired security. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value.

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

Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues are recognized based on the Company's historical experience.

All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are not material for the years ended June 30, 2011, 2010 and 2009.

The Company records sales taxes accrued and collected on sales of its products in accrued liabilities on its consolidated balance sheets.

Foreign currency translations

The functional currency of the Company's foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenues and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation and foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders' equity. Realized gains and losses resulting from foreign currency transactions are included as a component of interest and other income, net in the consolidated statements of operations and are immaterial for all the periods presented.

Fair value of financial instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair value. Held-to-maturity investments are reported at amortized cost.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company's cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government and non-government debt securities are maintained with high quality financial institutions and principally held in the United States. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company's accounts receivable are derived from revenues earned from customers located in the United States, Canada, Europe, China, Japan and other Asia-Pacific countries. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customer's financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Years Ended June 30,
	2011	2010	2009
Customer A	28%	21%	20%
Customer B	12%	14%	17%

At June 30, 2011, three customers account for 23%, 14% and 10% of total accounts receivables. At June 30, 2010, three customers accounted for 20%, 19% and 10% of total accounts receivable.

Inventories

Inventories are stated at the lower of cost or market value. Inventory cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is subject to rapid technological changes as a result of substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts which could have an adverse affect on its realization in future periods. The Company regularly assesses the valuation of inventories and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Estimates of realizable value are based upon the Company's analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than the Company's forecast or actual demand from customers is lower than the Company's estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell inventories that had previously been written down.

Accounts receivable and allowance for doubtful accounts

The Company's accounts receivable are derived from revenues earned from customers located in the United States, Canada, Europe, China, Japan, and other Asia-Pacific countries. The Company performs ongoing credit evaluations of its customer's financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer's operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer's outstanding receivable balance. If the condition or circumstances of the Company's customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company's estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. In addition, the Company has land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. (Gain) loss on sale or disposal of fixed assets is recognized in the period which the (gain) loss occurs.

Impairment of long-lived assets

The Company evaluates the recoverability of the net carrying value of its long-lived assets including property, plant and equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

Impairment of goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. In fiscal 2009, the Company recorded an impairment charge of $10.8 million related to goodwill acquired as part of Oplink's acquisition of OCP in fiscal 2008 and 2007 and F3 and Fibercom Optics Communication Corp. ("Fibercom") in fiscal 2006. There was no goodwill impairment charge in fiscal 2011 or 2010.

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

The Company recognizes liabilities for uncertain tax positions based on the provisions of ASC Topic 740, "Income Taxes" ("ASC 740"). If the Company ultimately determines that the payment of such a liability is not necessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes in the consolidated statements of operations.

Research and development costs

Research and development expenses consist primarily of salaries including stock compensation expense and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of the Company's products. Research and development costs are charged to operations as incurred.

Advertising costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs for the years ended June 30, 2011, 2010 and 2009 were immaterial.

Stock compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"), which establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company's stock compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three years ended June 30, 2011, 2010 and 2009 (in thousands):

	Years Ended June 30,
	2011	2010	2009
Cost of revenues	$452	$373	$459
Research and development	1,361	1,061	980
Sales and marketing	1,820	1,368	1,105
General and administrative	1,954	3,218	2,848
Total stock-based compensation expense	$5,587	$6,020	$5,392

The effect of recording stock compensation for the three years ended June 30, 2011, 2010 and 2009 was as follows (in thousands, except per share data):

	Years Ended June 30,
	2011	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$2,089	$3,875	$4,212
Restricted stock awards	2,821	1,521	223
Employee stock purchase plan	677	624	957
Net change of amounts capitalized as inventory	-	-	-
Total stock-based compensation	5,587	6,020	5,392
Tax effect on stock-based compensation	(2,362)	-	-
Net effect on net income (loss)	$3,225	$6,020	$5,392

Effect on net income (loss) per share:
Basic	$(0.16)	$(0.29)	$(0.26)
Diluted	$(0.15)	$(0.28)	$(0.26)

ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the years ended June 30, 2011, 2010 and 2009, the Company granted 87,000, 175,000 and 359,040 stock options, respectively, with an estimated total grant-date fair value of $723,000, $1.1 million and $2.0 million, respectively. The Company estimated that the stock compensation expense for the stock options granted in the years ended June 30, 2011, 2010 and 2009 not expected to vest was $86,000, $132,000 and $280,000, respectively.

During the years ended June 30, 2011, 2010 and 2009 the Company granted 248,300, 501,813 and 16,000 restricted stock awards ("RSAs") and restricted stock units ("RSUs"), with a total grant-date fair value of $4.7 million, $7.0 million and $223,000, respectively. The Company estimated that the stock compensation expense for the RSUs granted in the year ended June 30, 2011 and 2010 not expected to vest was $647,000 and $1.0 million, respectively.

As of June 30, 2011, the unrecorded deferred stock compensation balance related to stock options to purchase Oplink common stock was $2.2 million which will be recognized over an estimated weighted average amortization period of 1.7 years. The unrecorded deferred stock compensation balance related to RSUs was $5.7 million which will be recognized over an estimated period of 2.4 years. Approximately $8,000 of stock compensation was capitalized as inventory at June 30, 2011 and 2010.

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company's employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended June 30
	2011	2010	2009
Risk-free interest rate	1.32%	2.22%	2.78%
Expected term	4.6 years	4.6 years	4.6 years
Expected dividends	0%	0%	0%
Volatility	51%	48%	52%

The estimated fair value of purchase rights under the Company's employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended June 30
	2011	2010	2009
Risk-free interest rate	0.26%	0.58%	1.23%
Expected term	1.3 years	1.3 years	1.3 years
Expected dividends	0%	0%	0%
Volatility	49%	49%	64%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company's common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company's employees. The expected term assumption for purchase rights is based on the average exercise date for the four purchase periods in each 24-month offering period.

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the stock option plan was $8.31, $6.40 and $5.70 per share for the years ended June 30, 2011, 2010 and 2009, respectively. The weighted-average fair value of the purchase rights under Oplink'semployee stock purchase plan was $6.34, $5.64 and $1.65 per share for the years ended June 30, 2011, 2010 and 2009, respectively.

Equity Incentive Program

Oplink adopted the 2000 Equity Incentive Plan (the "2000 Plan") in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company's new 2009 Equity Incentive Plan (the "2009 Plan"). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company's stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to stock awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to "full value" awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan's share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2008	3,561,060	4,088,567	$14.60	-	$-
Granted	(375,040)	359,040	12.71	16,000	13.92
Exercised or vested	-	(68,478)	7.80	(16,000)	13.92
Canceled	583,999	(583,999)	17.73	-	-
Expired (1)	(89,095)	-	-	-	-
Expired (2)	(1,804,006)	-	-	-	-
Balance, June 30, 2009	1,876,918	3,795,130	14.06	-	-
Additional shares authorized	2,500,000	-	-	-	-
Granted	(682,513)	175,000	15.06	501,813	13.96
Exercised or vested	-	(390,400)	10.58	(19,080)	14.19
Canceled	125,128	(121,128)	27.87	(4,000)	13.90
Expired (3)	(1,406,099)	-	-	-	-
Balance, June 30, 2010	2,413,434	3,458,602	14.02	478,733	13.96
Granted	(409,790)	87,000	19.15	248,300	18.98
Exercised or vested	-	(1,343,250)	12.96	(26,000)	18.52
Canceled (4)	60,077	(114,656)	39.07	(8,500)	18.87
Balance, June 30, 2011	2,063,721	2,087,696	$13.55	692,533	$15.52

(1)	In accordance with previous OCP stock option plans that have now terminated, OCP stock options that were granted and subsequently cancelled are not available for future grant.

(2)	The Company's 1998 Stock Option Plan terminated ten years after its adoption by the Company's board of directors and the shares not granted at the time of termination have expired.

(3)	The Company's 2000 Stock Plan terminated upon the adoption of the 2009 Plan and shares not granted at the time of termination have expired.

(4)
The number of shares subject to option and stock awards canceled include 65,629 shares subject to option awards granted under the Company's 1998 Stock Option Plan and the OCP stock option plan, which shares were not eligible to be re-granted under the 2009 Plan.

The options outstanding and exercisable at June 30, 2011 were in the following exercise price ranges:

	Options Outstanding				Options Vested and Exercisable
	at June 30, 2011				at June 30, 2011
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Average Intrinsic Value (in thousands)
$4.00 - $5.00	396,904	1.3	$4.63	$5,624	396,904	1.3	$4.63	$5,624
$5.01 - $8.00	204,874	1.8	5.71	2,682	192,352	1.5	5.58	2,542
$8.01 - $10.00	1,732	0.4	8.81	17	1,732	0.4	8.81	17
$10.1 - $11.00	190,899	6.7	10.10	1,660	97,015	6.5	10.12	842
$11.01 - $13.00	104,833	6.1	12.14	698	66,045	5.6	12.32	428
$13.01 - $15.00	230,890	6.4	13.91	1,128	117,475	6.1	13.64	606
$15.01 - $18.00	150,708	6.1	16.63	326	79,256	5.0	17.13	132
$18.01 - $20.00	81,118	5.4	19.06	3	38,743	4.5	19.29	3
$20.01 - $27.00	723,785	4.9	20.32	-	714,785	4.9	20.25	-
$28.00 - $102.00	1,953	1.8	43.64	-	1,953	1.8	43.64	-
	2,087,696	4.4	$13.55	$12,140	1,706,260	3.9	$13.47	$10,195

Vested and expected to vest	2,068,821	4.4	$13.53	$12,301

As of June 30, 2010 and 2009, options to purchase 2,742,536 and 2,579,605 shares at weighted average exercise prices of $14.35 and $14.21 per share, respectively, were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $18.80 as of year-end, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2011 was 1,293,033. The total intrinsic value of options exercised during the years ended June 30, 2011, 2010 and 2009 was $14.2 million, $2.1 million and $281,000, respectively.

The total cash received by the Company from employees as a result of employee stock option exercises during the years ended June 30, 2011, 2010 and 2009 was approximately $17.4 million, $4.1 million and $535,000, respectively. The Company settles employee stock option exercises with newly issued common shares.

The aggregate intrinsic value and weighted average remaining contractual term of RSUs outstanding as of June 30, 2011 was $13.1 million and 1.2 years. The aggregate intrinsic value and weighted average remaining contractual term of RSUs expected to vest as of June 30, 2011 was $12.2 million and 1.1 years. The number of RSUs that are expected to vest is 644,776 shares.

Employee Stock Purchase Plan

The Company's employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. The compensation cost in connection with the purchase plan for the years ended June 30, 2011, 2010 and 2009 was $677,000, $624,000 and $957,000, respectively. 158,835, 201,400 and 171,442 shares were purchased under the employee stock purchase plan during the years ended June 30, 2011, 2010 and 2009. The total cash received by the Company from employees as a result of purchases under the ESPP during the years ended June 30, 2011, 2010 and 2009 were $1.6 million, $1.4 million and $1.1 million, respectively.

Derivative financial instruments and hedging activities

ASC Topic 815, "Derivatives and Hedging" requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value, with the impact of any change in market value charged against earnings in the corresponding period or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. The Company has not entered into any derivative financial instrument contracts.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive income (loss) consist of foreign currency translation adjustments, foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future and changes in unrealized gains and losses on investments, net of taxes. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders' equity. The balance of accumulated other comprehensive income is as follows (in thousands):

	June 30,
	2011	2010
Accumulated other comprehensive income:
Cumulative translation adjustment	$12,834	$8,241
Unrealized gain on investments, net	24	2
	$12,858	$8,243

The reconciliation of net income (loss) to comprehensive income (loss) for the years ended June 30, 2011, 2010 and 2009 is as follows (in thousands):

	Years ended June 30,
	2011	2010	2009

Net income (loss)	$48,516	$11,079	$(13,823)
Change in cumulative translation adjustment	4,593	(88)	85
Change in unrealized gain (loss) on investments, net	22	85	(95)
Total comprehensive income (loss)	$53,131	$11,076	$(13,833)

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

	Years Ended June 30,
	2011	2010	2009

Numerator:
Net income (loss)	$48,516	$11,079	$(13,823)

Denominator:
Weighted average shares outstanding - basic	19,922	20,699	20,589
Effect of dilutive potential shares	1,023	932	-
Weighted average shares outstanding - diluted	20,945	21,631	20,589

Net income (loss) per share - basic	$2.44	$0.54	$(0.67)
Net income (loss) per share - diluted	$2.32	$0.51	$(0.67)

Antidilutive stock options not included in net income (loss) per share calculation	1,022	1,688	3,795

Recently issued accounting standards

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The new guidance also expands the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company in the first quarter of fiscal 2012 and will be applied prospectively to business combinations for which the acquisition date is after the effective date. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial positions, results of operations or cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have an impact on the Company's consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

In May 2011, the FASB issued Account Standards Update No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04") which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard will be effective for the Company's fiscal quarter beginning January 1, 2012. The Company is currently evaluating the requirements of this standard, but would not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Account Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), requiring an entity to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statement of net income and other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in fiscal years (including interim periods) beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3 - SHORT-TERM AND LONG-TERM INVESTMENTS

The Company generally invests its excess cash in debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company's investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Available-for-sale investments are reported at their fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income until realized. Held-to-maturity investments are reported at amortized costs.

Short-term and long-term investments at June 30, 2011 and 2010 consist of the following (in thousands):

	June 30, 2011
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$10,002	$10,002	$-	$-	$10,002
United States government agencies	14,001	14,002	-	(1)	14,001
United States Treasury	52,970	52,936	34	-	52,970
Corporate securities	57,116	57,125	2	(11)	57,116
Total short-term investments	$134,089	$134,065	$36	$(12)	$134,089

	June 30, 2010
			Gross	Gross
	Carrying	Amortized	Unrealized	Unrealized	Estimated
	Value	Cost	Gains	Losses	Fair Value
Short-term investments:
Certificates of deposit	$6,823	$6,823	$-	$-	$6,823
United States government agencies	14,994	14,993	4	-	14,997
United States Treasury	41,946	41,912	34	-	41,946
Corporate securities	45,869	45,902	-	(33)	45,869
Total short-term investments	109,632	109,630	38	(33)	109,635
Long-term investments:
United States government agencies	10,000	10,000	2	-	10,002
Total long-term investments	10,000	10,000	2	-	10,002
Total investments	$119,632	$119,630	$40	$(33)	$119,637

 The amortized cost and fair value of available-for-sale and held-to-maturity investments at June 30, 2011 and 2010 are presented in the following tables (in thousands):

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$10,002	$-	$-	$10,002
United States government agencies	14,002	-	(1)	14,001
United States Treasury	52,936	34	-	52,970
Corporate securities	57,125	2	(11)	57,116
Total available-for-sale investments	$134,065	$36	$(12)	$134,089

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale investments:
Certificates of deposit	$6,823	$-	$-	$6,823
United States government agencies	9,993	1	-	9,994
United States Treasury	41,912	34	-	41,946
Corporate securities	42,801	-	(33)	42,768
Total available-for-sale investments	101,529	35	(33)	101,531
Held-to-maturity investments:
Corporate securities	3,101	-	-	3,101
United States government agencies	15,000	5	-	15,005
Total held-to-maturity investments	18,101	5	-	18,106
Total investments	$119,630	$40	$(33)	$119,637

There was no gross realized gain (loss) on sales of available-for-sale securities in fiscal 2011 or 2009. The gross realized gain on sales of available-for-sale securities in fiscal 2010 was immaterial. The unrealized losses on available-for-sale and held-to-maturity securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of these investments upon maturity. In addition, the

Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its securities at June 30, 2011 are temporary in nature. The following tables provide a breakdown of the Company's available-for-sale securities with unrealized losses as of June 30, 2011 and 2010 (in thousands):

	June 30, 2011
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
Corporate securities	$13,582	$(11)
United States government agencies	4,996	(1)
Total available-for-sale investments	18,578	(12)

Total investments in loss position	$18,578	$(12)

	June 30, 2010
	In Loss Position
	< 12 months
		Gross
	Fair	Unrealized
	Value	Losses
Available-for-sale investments:
Corporate securities	$37,772	$(33)
Total available-for-sale investments	37,772	(33)

Total investments in loss position	$37,772	$(33)

As of June 30, 2011 and 2010, the Company did not have any securities that have been in a continuous unrealized loss position for more than twelve months.

The amortized cost and estimated fair value of debt securities at June 30, 2011 and 2010 by contractual maturities are shown below (in thousands):

	June 30, 2011		June 30, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$134,065	$134,089	$101,529	$101,531
Total available-for-sale investments	134,065	134,089	101,529	101,531
Held-to-maturity investments:
Due in one year or less	-	-	8,101	8,101
Due in one year to five years	-	-	10,000	10,005
Total held-to-maturity investments	-	-	18,101	18,106
Total investments	$134,065	$134,089	$119,630	$119,637

NOTE 4 - FAIR VALUE ACCOUNTING

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

●	Level 3 inputs are unobservable inputs for the asset or liability.

The Company's Level 1 financial assets generally include money market funds. The Company's Level 2 financial assets generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds.

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company's investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company's investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There are no changes in valuation techniques or related inputs during fiscal 2011.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company's financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at June 30, 2011 and 2010, consistent with the fair value hierarchy (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$12,462	$-	$-	$12,462
Corporate securities	-	19,997	-	19,997
Short-term investments:
Certificates of deposit	-	10,002	-	10,002
United States government agencies	-	14,001	-	14,001
United States Treasury	-	52,970	-	52,970
Corporate securities	-	57,116	-	57,116
Total financial assets	$12,462	$154,086	$-	$166,548

Financial liabilities	$-	$-	$-	$-

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$10,182	$-	$-	$10,182
Corporate securities	-	8,000	-	8,000
Short-term investments:
Certificates of deposit	-	6,823	-	6,823
United States government agencies	-	9,994	-	9,994
United States Treasury	-	41,946	-	41,946
Corporate securities	-	42,768	-	42,768
Total financial assets	$10,182	$109,531	$-	$119,713

Financial liabilities	$-	$-	$-	$-

 As of June 30, 2011 and 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2011.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the fiscal year ended June 30, 2011.

NOTE 5 - ACQUISITIONS

On January 29, 2010, the Company acquired approximately 91.2% of the outstanding shares of Emit Technology Co., Ltd ("Emit"), a fiber optic components manufacturer based in Taiwan. The Company anticipates through this acquisition to be able to extend its product offering and expand its market opportunity and geographic exposure. The purchase price is comprised of approximately $6.2 million in cash, 80% of which was paid at closing, and the balance was released subsequently after the closing. Transaction costs were accounted for as expenses in the periods in which the costs were incurred. Emit's financial results have been included in the Company's consolidated financial position, results of operations and cash flow since the acquisition date.

The Company will continue to conduct its business within one business segment as its organizational structure is not dictated by product, service lines, geography or customer type.

The acquisition of approximately 91.2% of Emit's outstanding shares of common stock was accounted for in accordance with ASC Topic 805, "Business Combinations" ("ASC 805"). The fair value of the noncontrolling interest was determined based on the number of shares held by minority shareholders multiplied by the offer price.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Based on assumptions determined by management and valuation performed by third parties, the purchase price was allocated to various asset classes. The following table summarizes the consideration paid for Emit and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Emit (in thousands):

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

Emit's financial results for the periods prior to the acquisition were not material to the Company's results of operation, and accordingly, pro forma results of operations have not been presented.

The noncontrolling interest in Emit is included in other non-current liabilities in the Company's consolidated balance sheet as it is not significant. Losses attributable to noncontrolling interest for the years ended June 30, 2011 and 2010 were not material to the respective periods and were included as a component of interest and other income, net in the Company's consolidated statements of operations for the period.

Subsequent to the acquisition date, the Company acquired an additional 2.9% of Emit's outstanding shares for approximately $195,000 in fiscal 2010. In fiscal 2011, the Company acquired an additional 0.7% of Emit's outstanding shares. The remaining shares that the Company did not own, constituting approximately 5.2% of Emit's outstanding shares, will remain outstanding and will continue to be held by the Emit shareholders. As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2011 had a full year of financial results from Emit.

As part of the acquisition of Emit, Company assumed a liability for a defined benefits plan. As of June 30, 2011, there is a liability of $739,000 included in other non-current liabilities on the consolidated balance sheet.

On June 8, 2010, the Company acquired substantially all of the assets of Oridus, Inc. ("Oridus"), a private company located in California, to expand its product offerings. Under the terms of the purchase agreement, Oplink acquired all of Oridus' right, title and interest in assets, properties and rights, except cash and cash equivalent, and did not assume any liabilities other than any performance obligations relating to assumed customer contracts. The consideration for the purchased assets consisted of $750,000 in cash. As the result of the acquisition, the Company recorded $600,000 of identifiable intangible assets and $150,000 of goodwill. The goodwill recognized is deductible for income tax purposes.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS, NET

The following table presents details of the intangible assets acquired as a result of acquisitions as of June 30, 2011 and 2010 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2011	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$8,357	$1,235
Customer relationships	3-7	5,671	5,219	452
Trade name	3-6	1,775	1,086	689
Backlog	1	188	188	-
Total		$17,226	$14,850	$2,376

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2010	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$6,099	$3,493
Customer relationships	3-7	5,671	3,882	1,789
Trade name	3-6	1,775	760	1,015
Backlog	1	188	105	83
Total		$17,226	$10,846	$6,380

The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended June 30,
	2011	2010	2009
Reported as:
Cost of revenues	$2,245	$2,197	$2,162
Operating expenses	1,759	1,651	1,648
Total	$4,004	$3,848	$3,810

The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2012	$1,309
2013	484
2014	247
2015	177
2016	87
After 2016	72
$2,376

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.  Intangible assets with definite lives are required to be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable.

The Company had goodwill of $572,000 on its consolidated balance sheets at June 30, 2011 and 2010, which was acquired as part of Oplink'sacquisitions of Emit and Oridus in fiscal 2010.  During fiscal 2011, there were no indicators of impairment of the goodwill.

NOTE 7 - OTHER INVESTMENTS

The Company had cost method investments of $400,000 included in other assets on its consolidated balance sheet at June 30, 2011 and 2010, representing an investment in a start-up company.

NOTE 8 - BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30,
	2011	2010
Accounts receivable, net:
Accounts receivable	$35,350	$30,192
Less: Allowance for doubtful accounts	(470)	(464)
	$34,880	$29,728

Inventories, net:
Raw materials	$12,927	$13,744
Work-in-process	6,166	7,158
Finished goods	5,626	-
	$24,719	$20,902

Property, plant and equipment, net:
Production and engineering equipment	$47,505	$42,780
Computer hardware and software	6,882	7,654
Building and leasehold improvements	26,848	26,296
Land	4,438	4,168
Construction in progress	133	-
	85,806	80,898
Less: Accumulated depreciation and amortization	(48,943)	(47,535)
	$36,863	$33,363

Accrued liabilities:
Payroll and related expenses	$5,128	$3,792
Employee withholdings and related expenses	429	531
Accrued professional fees	1,649	1,168
Accrued sales commission	519	486
Accrued sales return	438	541
Accrued warranty	360	421
Advance deposits from customers	234	480
Other	2,898	4,117
	$11,655	$11,536

NOTE 9 - ACCRUED WARRANTY

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

Changes in the warranty liability, which is included as a component of "Accrued liabilities" on the consolidated balance sheet as disclosed in Note 8, is as follows (in thousands):

Balance at June 30, 2008	$286
Accruals for warranties issued during the year	287
Adjustments related to pre-existing warranties including expirations and changes in estimates	129
Cost of warranty repair	(331)
Balance at June 30, 2009	371
Accruals for warranties issued during the year	230
Adjustments related to pre-existing warranties including expirations and changes in estimates	116
Cost of warranty repair	(296)
Balance at June 30, 2010	421
Accruals for warranties issued during the year	390
Adjustments related to pre-existing warranties including expirations and changes in estimates	(118)
Cost of warranty repair	(333)
Balance at June 30, 2011	$360

NOTE 10 - INCOME TAXES

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $9,022,000, $3,878,000 and $7,033,000 for the years ended June 30, 2011, 2010 and 2009, respectively. The Company recorded income tax benefit of $20,478,000 for the year ended June 30, 2011 as a result of the valuation allowance release, and tax provisions of $1,645,000 and $2,074,000 for the years ended June 30, 2010 and 2009, respectively.

	Years Ended June 30,
	2011	2010	2009
Current income tax expense (benefit):
Federal	$697	$(181)	$228
State	(171)	386	442
Foreign	1,880	697	1,404
	2,406	902	2,074
Deferred income tax (benefit) expense:
Federal	(22,266)	432	-
State	(679)	-	-
Foreign	61	311	-
	(22,884)	743	-
Total (benefit) provision for income taxes	$(20,478)	$1,645	$2,074

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	June 30,
	2011	2010	2009
Tax at federal statutory rate	35%	35%	35%
State, net of federal benefit	(3)%	2%	(2)%
Research credit carryforward	(1)%	-	1%
Stock compensation	(1)%	4%	(9)%
Foreign rate differences	(3)%	-	6%
Change in valuation allowance	(100)%	(27)%	(22)%
Intangible impairment	-	-	(35)%
Other	-	(1)%	8%
Effective tax rate	(73)%	13%	(18)%

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$19,337	$31,504
Accruals and reserves	17,390	16,849
Credit carryforwards	5,990	7,869
Gross deferred tax assets	42,717	56,222
Valuation allowance	(18,667)	(53,665)
Net deferred tax assets	24,050	2,557
Deferred tax liabilities	(1,266)	(2,691)
Total net deferred tax (liabilities) assets	$22,784	$(134)

Recorded as:
Deferred tax assets	$15,171	$118
Non-current deferred tax assets	8,291	119
Non-current deferred tax liabilities	(678)	(371)
Total net deferred tax (liabilities) assets	$22,784	$(134)

The valuation allowance was $18.7 million and $53.7 million as of June 30, 2011 and 2010, respectively. The change in valuation allowance for the years ended June 30, 2011, 2010 and 2009 was a decrease of $35.0 million, $3.6 million and $2.1 million, respectively.

The Company accounts for deferred taxes under ASC Topic 740, "Income Taxes" ("ASC 740") which involves weighing positive and negative evidence concerning the realizability of the Company's deferred tax assets in each jurisdiction. After considering evidence such as current and cumulative financial reporting incomes, the sources of future taxable income and tax planning strategies, in the fourth quarter of fiscal 2011 management concluded that a valuation allowance is no longer required for the U.S. federal deferred tax assets and a portion of state deferred tax assets. Therefore, the Company released the valuation allowance against the U.S. Federal deferred tax assets and a portion of the state deferred tax assets at the end of the fiscal year 2011. Based on historical profits and expectations of future results, the Company determined that there was sufficient positive evidence to support the release of the valuation allowance against its U.S. federal deferred tax assets and a portion of the state deferred tax assets in the fourth quarter of 2011.  The release of the valuation allowance for the year ended June 30, 2011 resulted in a tax benefit of $22.6 million. The remaining valuation allowance as of June 30, 2011 relates mainly to state deferred tax assets and certain foreign deferred tax assets.

Included in the June 30, 2011 valuation allowance is approximately $6.0 million related to stock options, which will be credited to stockholders' equity when realized for tax purposes.

At June 30, 2011, the Company has approximately $45.0 million of federal and $63.3 million of state net operating loss carryforwards. As of June 30, 2011, the Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

The federal net operating loss carryforwards will expire through 2027 and the California net operating loss carryforwards will expire through 2018.

 As of June 30, 2011, the Company also had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.1 million and $3.2 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California is $1.5 million and $81,000, respectively. The Company also has California Manufacturing Credit carryforwards of

$79,000 which will expire through 2014. The federal research and development tax credit carryforwards will expire through 2030. The California research and development credit carries forward indefinitely.

The Company's China subsidiaries have been granted tax holidays beginning in 1999. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. Zhuhai FTZ Oplink'stax holiday will expire on January 1, 2012. Shanghai Oplink'stax holiday will expire on January 1, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2008	$766
Increases related to tax positions taken during prior years	2,942
Increases related to tax positions taken during current year	1,118
Settlements	-
Balance at June 30, 2009	4,826
Increases related to tax positions taken during prior years	46
Increases related to tax positions taken during current year	360
Settlements	-
Balance at June 30, 2010	5,232
Increases related to tax positions taken during prior years	4,831
Increases related to tax positions taken during current year	1,063
Settlements	-
Balance at June 30, 2011	$11,126

If the ending balance of $11,126,000 of unrecognized tax benefits at June 30, 2011 were recognized, approximately $8,899,000 would affect the effective income tax rate.

The Company's accounting policy is to include interest and penalties related to unrecognized tax benefits within Oplink'sprovision for income taxes. The Company had accrued interest and penalties of approximately $1.0 million and $583,000 at June 30, 2011 and 2010, respectively.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2010 remain open in several jurisdictions.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

NOTE 11 - STOCKHOLDER'S EQUITY

Authorized Shares

On November 7, 2005, the Company announced a one-for-seven reverse split of the Company's common stock. The effective date of the reverse stock split was November 9, 2005. On November 8, 2006, the Company's stockholders approved the amendment to the Company's certificate of incorporation reducing the number of shares of capital stock the Company is authorized to issue from 420,000,000 shares to 39,000,000 shares. The Company's amended and restated certificate of incorporation was amended on January 11, 2007 to reflect the reduction in authorized shares.

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, $0.001 par value per share, of which 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and no shares were issued and outstanding as of June 30, 2011 and 2010. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

Purchase Rights Plan

On March 18, 2002, the Board of Directors of Oplink approved the adoption of a Share Purchase Rights Plan (the "Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share of Oplink. The dividend was paid on April 3, 2002 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from Oplink one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares"), at a price of $112.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will be exercisable only after public announcement that a person or group has become the beneficial owner of 15% or more of Oplink's common stock (a "15% holder") or 10 business days after a person or group commences a tender or exchange offer which would result in the offeror becoming a 15% holder. If a person or group becomes a 15% holder, then each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Oplink'scommon stock having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder Oplink is involved in certain business combination transactions, each Right (other than Rights which have previously been voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, after a person or group becomes a 15% holder, to cause each Right (other than Rights held by the 15% holder, which will be voided) to be exchanged for one share of Oplink'scommon stock. The Board of Directors is entitled to redeem the Rights at $0.01 per Right at any time prior to the public announcement of the existence of a 15% holder. The Rights are scheduled to expire at the close of business on March 18, 2012.

Repurchase of Common Stock

On August 14, 2008, Oplink'sBoard of Directors authorized a program to repurchase up to $20 million of the Company's common stock. $3.5 million of common stock was repurchased under this repurchase plan during the year ended June 30, 2009. The remaining balance was completed during the fiscal year ended June 30, 2010.

On May 25, 2010, Oplink'sBoard of Directors authorized a program to repurchase up to $40 million of the Company's common stock. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. $16.1 million and $5.5 million of its common stock were repurchased under this repurchase plan during the fiscal year ended June 30, 2011 and 2010, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

On June 8, 2010, Oplink acquired substantially all of the assets of Oridus, a private company located in California, for a purchase price of $750,000 in cash. Oplink did not assume any of Oridus' liabilities other than any performance obligations relating to assumed customer contracts. Chieh Chang, a member of Oplink'sboard of directors, is also a member of the board of directors of Oridus. In addition, Mr. Chang was a creditor of Oridus, having extended loans to Oridus totaling approximately $395,000. Oridus has used the proceeds from the sale of assets to partially repay Mr. Chang and its other creditors. The proceeds were insufficient to pay all of Oridus' creditors in full.  The total amount received by Mr. Chang in repayment of his loans to Oridus was approximately $20,000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

The Company has entered into certain indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties, generally their business partners or customers, for losses suffered or incurred by the indemnified party in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company's products. Based on negotiation and special circumstances of each case, the terms of the agreements may vary. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2011 were $17.6 million, of which $16.7 million are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Operating Leases

The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,
2012	$201
2013	20
$221

Rent expense for all operating leases was approximately $396,000, $522,000 and $726,000 in fiscal 2011, 2010 and 2009, respectively.

Capital Expenditure

In July 2008, the Company entered into a capital expenditure commitment of approximately $2.1 million which would be funded from available working capital. As of June 30, 2011, the remaining unpaid balance was approximately $23,000. In fiscal 2011, the Company used cash of approximately $4.6 million to purchase facilities in Shanghai and Wuhan, China, totaling approximately 133,000 square feet that it expects to occupy in fiscal 2012. The future payments are as follows (in thousands):

Year Ending June 30,
2012	$1,173
2013	23
$1,196

Litigation

Patent Litigation with Finisar Corporation

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants' respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys' fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. On May 20, 2010, the Company and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar.  On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with SEC on September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement.

On December 20, 2010, Finisar filed a new complaint against the Company and its subsidiary, Optical Communication Products, Inc. ("OCP") in the United States District Court for the Northern District of California. The new complaint is substantially similar to the complaint filed by Finisar in January 2010. On January 24, 2011 the Company filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.  A mediation conference with respect to the lawsuit has been scheduled for November 30, 2011.

On March 7, 2011, the Company's subsidiary OCP filed a complaint against Finisar in the United States District Court for the Eastern District of Texas, alleging infringement by Finisar of certain U.S. patents owned by OCP primarily relating to vertical-cavity surface-emitting laser ("VCSEL") technology. On April 29, 2011, Finisar filed an answer to the complaint, denying all material allegations, asserting numerous affirmative defenses and asserting counterclaims against OCP alleging infringement by OCP of certain U.S. patents owned by Finisar primarily relating to pluggable transceiver latch mechanisms.

Although the Company believes that it has meritorious defenses to all of the infringement allegations asserted by Finisar in both lawsuits, as well strong arguments that Finisar infringes OCP's patents, there can be no assurance that it will be successful in these lawsuits. Even if the Company is successful, it may incur substantial legal fees and other costs as a result of the lawsuits, and the efforts and attention of the Company's management and technical personnel may be diverted, which could harm its business.

IPO Securities Litigation

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that Oplink, certain of Oplink'sofficers and directors and the underwriters of Oplink'sinitial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that Oplink'sregistration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the "IPO Lawsuits"). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. Oplink'sshare of the settlement is roughly $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved. In October 2009, the Court certified the settlement class in each case and granted final approval to the settlement. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin's ruling. These appeals and petitions are pending.

IPO 16(b) Claim

In October 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against Oplink as a nominal defendant. The complaint did not seek recovery of damages or other relief against Oplink. The Complaint alleged that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of Oplink acted as a "group" by coordinating their efforts to undervalue the IPO price of Oplink and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations, (b) allocating shares of Oplink to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for Oplink'sdirectors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter.

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

On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice.  The Ninth Circuit, however, reversed and remanded the District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the applicable statute of limitations.  In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff's demand letters that moving issuers had filed.

On December 16, 2010, underwriters filed a petition for panel rehearing and a petition for rehearing en banc.  Appellant Vanessa Simmonds also filed a petition for rehearing en banc.  On January 18, 2011, the Ninth Circuit denied the petition for rehearing and petitions for rehearing en banc.  It further ordered that no further petitions for rehearing may be filed.

On January 24, 2011, the underwriters filed a motion to stay the issuance of the Ninth Circuit's mandate in the cases involving the non-moving issuers.  On January 25, 2011, the Ninth Circuit granted the underwriters' motion and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.  On January 26, 2011, Appellant Vanessa Simmonds moved to join the underwriters' motion and requested the Ninth Circuit stay the mandate in all cases. On January 26, 2011, the Ninth Circuit granted Appellant's motion and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending Appellant's filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, Appellant Vanessa Simmonds filed a petition for writ of certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision.

Other Matters

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on Oplink'sconsolidated financial position, results of operations or cash flows.

NOTE 14 - SEGMENT REPORTING

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customers' bill-to location is as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Revenues:
United States	$71,799	$46,963	$48,154
China	44,270	34,698	34,529
Europe	32,821	23,644	23,606
Japan	19,603	16,624	17,462
Other	30,310	16,880	19,981
Totals	$198,803	$138,809	$143,732

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30,
	2011	2010

China	$26,273	$23,325
United States	5,974	5,959
Taiwan	4,616	4,079
Totals	$36,863	$33,363

NOTE 15 - 401(K) PLAN

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

OCP adopted the Optical Communications, Inc. 401(k) Profit Sharing Plan in 1992 (the "OCP 401(k) Plan"). Since January 1, 2009, no employee contributions have been made to the OCP 401(k) Plan, and all former OCP employees currently employed with Oplink are eligible to participate in the Oplink 401(k) Plan.

NOTE 16 - SUBSEQUENT EVENTS

The Company has reviewed and evaluated events subsequent to June 30, 2011 through the date that the consolidated financial statements were issued.

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts
For the Years ended June 30, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions Through Business Combination	Charged (credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Year Ended June 30, 2011	$464	$-	$6	$-	$470
Year Ended June 30, 2010	$636	$27	$(28)	$171	$464
Year Ended June 30, 2009	$443	$-	$438	$245	$636

Product returns
Year Ended June 30, 2011	$541	$-	$(119)	$(16)	$438
Year Ended June 30, 2010	$595	$-	$(54)	$-	$541
Year Ended June 30, 2009	$594	$-	$50	$49	$595

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.