Form 10-Q
period 2011-10-02
OPLINK COMMUNICATIONS INC
filed 2011-11-14
CIK 1022225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of October 28, 2011, was 19,146,265.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

NOTE:  The registrant’s fiscal year ends on the Sunday closest to June 30 and each of its fiscal quarters ends on the Sunday closest to the calendar quarter end. For ease of presentation, throughout this report the registrant refers to its fiscal years as ending on June 30 and to its fiscal quarters as ending on the calendar quarter end. For example, the registrant’s most recently completed fiscal year ended on Sunday, July 3, 2011 and its most recently completed fiscal quarter ended on Sunday, October 2, 2011, but throughout this report those periods will be referred to as having ended on June 30, 2011 and September 30, 2011, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and per share data)	September 30,	June 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$69,747	$52,644
Short-term investments	103,524	134,089
Accounts receivable, net	35,958	34,880
Inventories	24,910	24,719
Deferred tax assets	14,245	15,171
Prepaid expenses and other current assets	9,476	10,706
Total current assets	257,860	272,209

Property, plant and equipment, net	40,063	36,863
Goodwill and intangible assets, net	2,221	2,948
Deferred tax assets, non-current	8,290	8,291
Other assets	492	493
Total assets	$308,926	$320,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,535	$11,549
Accrued liabilities	13,402	11,655
Income tax payable	40	305
Other current liabilities	44	81
Total current liabilities	27,021	23,590

Income tax payable	5,032	4,804
Deferred tax liabilities	678	678
Other non-current liabilities	1,382	1,370
Total liabilities	34,113	30,442

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,145,288 and 20,118,319 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	19	20
Additional paid-in capital	438,292	451,767
Treasury stock, at cost: 312,587 and 30,936 shares as of September 30, 2011 and June 30, 2011, respectively	(4,945)	(556)
Accumulated other comprehensive income	13,951	12,858
Accumulated deficit	(172,504)	(173,727)
Total stockholders’ equity	274,813	290,362
Total liabilities and stockholders' equity	$308,926	$320,804

(1)	The condensed consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,
	2011	2010
Revenues	$43,377	$49,640
Cost of revenues	29,257	33,519
Gross profit	14,120	16,121

Operating expenses:
Research and development	5,344	3,733
Sales and marketing	3,148	2,887
General and administrative	3,432	2,646
Amortization of intangible assets	316	451
Net gain on sale and disposal of fixed assets	(377)	--
Total operating expenses	11,863	9,717

Income from operations	2,257	6,404
Interest and other income, net	113	57
Income before provision for income taxes	2,370	6,461
Provision for income taxes	1,147	881
Net income	$1,223	$5,580

Net income per share:
Basic	$0.06	$0.29
Diluted	$0.06	$0.28

Shares used in per share calculation:
Basic	19,707	19,335
Diluted	20,349	20,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended September 30,
	2011	2010
Cash flows provided by operating activities:
Net income	$1,223	$5,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,463	1,352
Amortization of intangible assets	727	1,026
Amortization of premium on investments	176	129
Net gain on sale and disposal of fixed assets	(377)	--
Stock-based compensation expense	1,861	1,658
Deferred income taxes	922	--
Changes in assets and liabilities:
Accounts receivable	(936)	(4,409)
Inventories	253	(3,225)
Prepayments and other assets	(393)	(299)
Accounts payable	1,441	1,014
Accrued liabilities and other liabilities	1,665	2,714

Net cash provided by operating activities	8,025	5,540

Cash flows used for investing activities
Purchases of available-for-sale investments	(38,999)	(48,841)
Sales and maturities of available-for-sale investments	69,525	53,865
Maturities of held-to-maturity investments	--	10,000
Proceeds from sales of property, plant and equipment	389	33
Purchases of property, plant and equipment	(2,105)	(2,504)

Net cash provided by investing activities	28,810	12,553

Cash flows used for financing activities
Proceeds from issuance of common stock	72	2,788
Repurchases of common stock	(18,489)	(6,534)
Tax withholdings related to net share settlements of restricted stock units	(1,310)	--

Net cash used for financing activities	(19,727)	(3,746)

Effect of exchange rates on cash and cash equivalents	(5)	32
Net increase in cash and cash equivalents	17,103	14,379
Cash and cash equivalents at beginning of period	52,644	40,711
Cash and cash equivalents at end of period	$69,747	$55,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three-month periods ended September 30, 2011 and 2010 and its cash flows for the three-month periods ended September 30, 2011 and 2010. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The June 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Interim fiscal quarters end on the Sundays closest to each calendar quarter end. For presentation purposes, the Company presents each fiscal year as if it ended on June 30. The Company presents each of the fiscal quarters as if it ended on the last day of each calendar quarter. October 2, 2011 represents the Sunday closest to the period ended September 30, 2011. The quarters ended September 30, 2011 and 2010 consist of 13 weeks and 14 weeks, respectively. Fiscal 2012 will consist of 52 weeks, while fiscal 2011 was a 53 week period.

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

There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Note 3 - Risks and Uncertainties

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

Note 4 - Recent Accounting Pronouncement

In September 2011, the Financial Accounting Standards Board (“FASB”) issued and amended Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process. The amendments are affective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial positions, results of operations or cash flow.

Note 5 - Net Income Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is a reconciliation of the numerators and denominators of the basic, diluted net income per share computations and anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income	$1,223	$5,580
Denominator:
Weighted average shares outstanding – basic	19,707	19,335
Effect of dilutive potential shares	642	917
Weighted average shares outstanding – diluted	20,349	20,252
Net income per share – basic	$0.06	$0.29
Net income per share – diluted	$0.06	$0.28

Anti-dilutive stock options and awards not included in net income per share calculation	1,086	1,496

Note 6 - Comprehensive Income

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

The reconciliation of net income to comprehensive income for the three months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net income	$1,223	$5,580
Change in cumulative translation adjustment	1,103	496
Change in unrealized gain on investments, net	(10)	22
Total comprehensive income	$2,316	$6,098

The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30, 2011	June 30, 2011
Cumulative translation adjustment	$13,937	$12,834
Unrealized gain on investments, net	14	24
Total accumulated other comprehensive income	$13,951	$12,858

Note 7 - Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds, unrestricted deposits, debt instruments of the U.S. Treasury and commercial paper. Cash includes amounts restricted for letters of credit for purchases and deposits for equipment maintenance of $0.2 million as of September 30, 2011 and June 30, 2011.

Note 8 - Short-Term Investments

The Company generally invests its excess cash in certificates of deposit, debt instruments of the U.S. Treasury, government agencies and corporations with strong credit ratings. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s investments in marketable debt securities are classified as available-for-sale investments and reported at their fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income until realized.

Available-for-sale investments at September 30, 2011 and June 30, 2011 were as follows (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$45,061	$1	$(16)	$45,046
United States treasury	42,959	30	--	42,989
Certificates of deposit	10,491	--	--	10,491
United States government agencies	4,999	--	(1)	4,998
Total short-term investments	$103,510	$31	$(17)	$103,524

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$57,125	$2	$(11)	$57,116
United States treasury	52,936	34	--	52,970
Certificates of deposit	10,002	--	--	10,002
United States government agencies	14,002	--	(1)	14,001
Total short-term investments	$134,065	$36	$(12)	$134,089

The unrealized losses on available-for-sale securities are primarily due to decreases in the fair value of debt securities as a result of changes in market interest rates. The Company has the intent and the ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity. In addition, the Company does not believe that it will be required to sell these securities to meet its cash or working capital requirements or contractual or regulatory obligations. Therefore, the Company has determined that the gross unrealized losses on its available-for-sale investments at September 30, 2011 and June 30, 2011 were temporary in nature.

The following table provides a breakdown of the Company’s available-for-sale investments with unrealized losses as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011 In Loss Position <12 months
Available-for-sale investments:	Fair Value	Gross Unrealized Losses
Corporate debt securities	$16,669	$(16)
United States government agencies	4,998	(1)
Total available-for-sale investments	$21,667	$(17)

	June 30, 2011 In Loss Position <12 months
Available-for-sale investments:	Fair Value	Gross Unrealized Losses
Corporate debt securities	$13,582	$(11)
United States government agencies	4,996	(1)
Total available-for-sale investments	$18,578	$(12)

  The amortized cost and estimated fair value of debt securities at September 30, 2011 and June 30, 2011 by contractual maturities are shown below (in thousands):

	September 30, 2011		June 30, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$103,510	$103,524	$134,065	$134,089
Total available-for-sale investments	$103,510	$103,524	$134,065	$134,089

Note 9 - Fair Value Measurements

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three months ended September 30, 2011.

Items Measured at Fair Value on a Recurring Basis

The Company did not have any financial liabilities that are measured at fair value at September 30, 2011. The following table presents the Company’s financial assets, excluding accrued interest components, which are measured at fair value on a recurring basis at September 30, 2011 and June 30, 2011, consistent with the fair value hierarchy (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$34,960	$-	$-	$34,960
Corporate debt securities	-	18,501	-	18,501
Short-term investments:
Corporate debt securities	-	45,046	-	45,046
United States treasury	-	42,989	-	42,989
Certificates of deposit	-	10,491	-	10,491
United States government agencies	-	4,998	-	4,998
Total financial assets	$34,960	$122,025	$-	$156,985
Financial liabilities	$-	$-	$-	$-

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$12,462	$-	$-	$12,462
Corporate debt securities	-	19,997	-	19,997
Short-term investments:
Corporate debt securities	-	57,116	-	57,116
United States treasury	-	52,970	-	52,970
Certificates of deposit	-	10,002	-	10,002
United States government agencies	-	14,001	-	14,001
Total financial assets	$12,462	$154,086	$-	$166,548
Financial liabilities	$-	$-	$-	$-

As of September 30, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended September 30, 2011.

Items Measured at Fair Value on a Nonrecurring Basis

 Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include cost method investments in private companies. The Company did not record any other-than-temporary impairment charges for these investments during the three months ended September 30, 2011 or 2010.

Note 10 - Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	September 30, 2011	June 30, 2011
Inventories:
Raw materials	$14,994	$12,927
Work-in-process	6,113	6,166
Finished goods	3,803	5,626
	$24,910	$24,719

Note 11 - Goodwill and Intangible Assets, Net

The following table presents details of the intangible assets acquired as a result of acquisitions as of September 30, 2011 and June 30, 2011 (in thousands):

September 30, 2011	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount
Technology	4-6	$9,592	$8,773	$819
Customer relationships	3-7	5,671	5,449	222
Trade name	3-6	1,775	1,167	608
Total		$17,038	$15,389	$1,649

June 30, 2011	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount
Technology	4-6	$9,592	$8,357	$1,235
Customer relationships	3-7	5,671	5,219	452
Trade name	3-6	1,775	1,086	689
Total		$17,038	$14,662	$2,376

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
Reported as:	2011	2010
Cost of revenues	$411	$575
Operating expenses	316	451
Total	$727	$1,026

    The future amortization of intangible assets is as follows (in thousands):

Fiscal years ending June 30,	Amount
2012	$582
2013	484
2014	247
2015	177
2016	87
After 2016	72
$1,649

The Company had goodwill of $0.6 million on its condensed consolidated balance sheet at September 30, 2011 and June 30, 2011 as a result of the acquisitions of Emit Technology Co., Ltd and Oridus, Inc. in fiscal 2010. During the three months ended September 30, 2011, there were no indicators of impairment for the goodwill.

Note 12 - Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30, 2011	June 30, 2011
Payroll and related expenses	$5,917	$5,128
Accrued professional fees	2,269	1,649
Employee withholdings and related expenses	972	429
Accrued sales commission	590	519
Accrued warranty	360	360
Accrued sales return	332	438
Advance deposits from customers	265	234
Other	2,697	2,898
Total accrued liabilities	$13,402	$11,655

Note 13 - Product Warranties

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Balance at the beginning of the period	$360	$421
Accruals for warranties issued during the period	47	133
Accruals related to pre-existing warranties including expirations and changes in estimates	1	59
Cost of warranty repair	(48)	(113)
Balance at the end of the period	$360	$500

Note 14 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of revenues	$109	$117
Research and development	369	334
Sales and marketing	560	429
General and administrative	823	778
Total stock-based compensation expense	$1,861	$1,658

Stock-based compensation of $8,000 was capitalized as inventory as of September 30, 2011 and 2010.

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2011	2010
Risk-free interest rate	0.85%	1.38%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	60%	49%

No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2011 or 2010.

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. The expected term assumption for purchase rights is based on the average exercise date for four purchase periods in each 24-month offering period.

The weighted-average grant date fair value for options to purchase Oplink common stock granted under the Company’s stock option plans was $8.19 and $7.88 for the three months ended September 30, 2011 and 2010, respectively.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2011	2,063,721	2,087,696	$13.55	692,533	$15.52
Granted	(139,350)	10,000	16.78	99,500	16.78
Exercised or vested	-	(6,331)	11.47	(253,872)	14.24
Canceled	4,253	(4,253)	23.83	-	-
Expired	(611)	-	-	-	-
Balance, September 30, 2011	1,928,013	2,087,112	$13.55	538,161	$16.36

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of September 30, 2011, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $1.8 million, which is expected to be recognized over a weighted average period of 1.6 years. The unrecognized stock-based compensation expense related to unvested RSUs was $6.3 million, which is expected to be recognized over a weighted average period of 2.6 years.

During the three months ended September 30, 2011, 0.2 million restricted stock units vested. A majority of these vested restricted stock units were net share settled. During the three months ended September 30, 2011, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.3 million for the three months ended September 30, 2011, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

   The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2011 and 2010. As of September 30, 2011, 1.6 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 15 - Repurchase of Common Stock

 On May 25, 2010, the Company announced that its Board of Directors authorized a program to repurchase up to $40 million of its common stock. $16.1 million and $5.5 million of its common stock were repurchased under this repurchase program during the fiscal year ended June 30, 2011 and 2010, respectively. During the three months ended September 30, 2011, the Company repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million.  This program was completed as of September 30, 2011. On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Note 16 - Commitments and Contingencies

Contractual Obligations

Contractual obligations as of September 30, 2011 have been summarized below (in thousands):

		Contractual Obligations Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$27,693	$25,513	$2,180	$-	$-
Operating leases	193	167	26	-	-
Capital expenditure	1,196	1,173	23	-	-
Total	$29,082	$26,853	$2,229	$-	$-

Litigation

Patent Litigation with Finisar Corporation

On January 5, 2010, Finisar Corporation, or Finisar, filed a complaint in the United States District Court for the Northern District of California against Source Photonics, Inc., MRV Communications, Inc., NeoPhotonics Corporation and the Company, or collectively, the co-defendants. In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the co-defendants' respective manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys' fees, interest and costs. Finisar alleged that at least some of the patents asserted are a part of certain digital diagnostic standards for optoelectronics transceivers and, therefore, are being utilized in such digital diagnostic standards. On May 5, 2010, the court dismissed without prejudice all co-defendants (including the Company) except Source Photonics, Inc., on grounds that such claims should have been asserted in four separate lawsuits, one against each co-defendant. On May 20, 2010, the Company and Finisar entered into a standstill agreement, agreeing not to refile any claims against each other until at least 90 days after a resolution of the litigation between Source Photonics and Finisar.  On September 10, 2010, Source Photonics, Inc., and its parent company MRV Communications, Inc., entered into a Settlement and Cross License Agreement with Finisar. MRV Communications filed a Form 8-K with the SEC on September 13, 2010 disclosing the settlement terms and furnishing a copy of the settlement agreement.

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

IPO Securities Litigation

In November 2001, Oplink and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that Oplink, certain of Oplink's officers and directors and the underwriters of Oplink's initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that Oplink's registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the "IPO Lawsuits"). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. Oplink's share of the settlement is roughly $327,458, which is the amount Oplink will be required to pay if the settlement is finally approved. In October 2009, the Court certified the settlement class in each case and granted final approval to the settlement. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin's ruling. These appeals and petitions are pending.

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

Note 17 - Segment Reporting

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenues:
United States	$14,215	$17,966
China	12,097	11,058
Europe	7,040	10,014
Japan	4,031	4,550
Other	5,994	6,052
Total	$43,377	$49,640

Top five customers, although not the same five customers for each period, together accounted for 46% and 55% of revenues for the three months ended September 30, 2011 and 2010, respectively.

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	September 30, 2011	June 30, 2011
China	$29,959	$26,273
United States	5,598	5,974
Taiwan	4,506	4,616
Total	$40,063	$36,863

Note 18 - Income Taxes

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

As of June 30, 2011, the Company’s total unrecognized tax benefits were $11.1 million, of which $8.9 million, if recognized, would affect the Company’s effective tax rate. There is no significant change for the three months ended September 30, 2011. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.1 million as of September 30, 2011.

The Company is required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.1 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively. The increase in provision for income taxes was primarily due to the fact that the Company had a valuation allowance on its U.S. and state deferred tax assets at September 30, 2010, but subsequently it released a valuation allowance against its U.S. and a portion of state deferred tax assets at the end of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2010 remain open in several jurisdictions.

Note 19 - Subsequent Event

On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” ”estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” in addition to the other information set forth herein. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report on Form10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

•	revenue recognition and product returns;
•	depreciation and amortization;
•	warranty obligations;
•	allowance for doubtful accounts;
•	excess and obsolete inventory;
•	impairment of investments;
•	impairment of long-lived asset;
•	impairment of goodwill and other intangible assets;
•	fair value accounting;
•	business combination;
•	income taxes;
•	stock based compensation; and
•	loss contingencies.

This is not a comprehensive list of all of our accounting policies.

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2011 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Results of Operations

Revenues

(In thousands, except percentage)	Three Months Ended			Percentage
	September 30,		Change	Change
	2011	2010
Revenues	$43,377	$49,640	$(6,263)	(12.6)%

The decrease in revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a decrease in revenues in our wavelength expansion products, ROADM optical switching and routing products and optical amplification products, as a result of decreased unit shipments and average selling price erosion. The decreases in unit shipments and average selling price were driven by the softness in the telecommunications market. Partially offsetting these decreases was an increase in revenues in our transmission products and condition and monitoring products.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers for each period together accounted for 46% and 55% of revenues for the three months ended September 30, 2011 and 2010, respectively.

For the three months ending December 31, 2011, we expect our revenues to be in the range of $40 million to $43 million.

Gross Profit

(In thousands, except percentage)	Three Months Ended			Percentage
	September 30,		Change	Change
	2011	2010
Gross profit	$14,120	$16,121	$(2,001)	(12.4)%
Gross profit margin	32.6%	32.5%

Gross profit decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily driven by lower revenues and lower utilization of previously reserved inventory, partially offset by lower material costs attributable to lower revenues, lower labor costs and manufacturing overhead expenses as a result of a decrease in employee headcount. The gross profit for the three months ended September 30, 2011 and 2010 were positively impacted by the sales of previously reserved inventory of $0.8 million and $1.9 million, respectively.

Our gross profit margin increased slightly for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 mainly due to lower material costs as a percentage of revenues partially offset by higher manufacturing overhead expenses as a percentage of revenues, higher direct labor costs as a percentage of revenues and lower utilization of previously reserved inventory.

We expect our gross profit margin for the three months ending December 31, 2011 to be lower compared to the three months ended September 30, 2011, as result of lower revenues, lower utilization of manufacturing overhead and higher material and labor costs.

Research and Development

(In thousands, except percentage)	Three Months Ended			Percentage
	September 30,		Change	Change
	2011	2010
Research and development	$4,975	$3,999	$1,576	46.4%
Stock-based compensation	369	334	35	10.5%
Total expenses	$5,344	$3,733	$1,611	43.2%

Research and development expenses increased $1.6 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to higher salary expenses and other employee related compensation expenses associated with an increase in headcount and higher R&D material expense primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to remain at same level for the three months ending December 31, 2011 compared to the three months ended September 30, 2011.

Sales and Marketing

(In thousands, except percentage)	Three Months Ended			Percentage
	September 30,		Change	Change
	2011	2010
Sales and marketing	$2,588	$2,458	$130	5.3%
Stock-based compensation	560	429	131	30.5%
Total expenses	$3,148	$2,887	$261	9.0%

Sales and marketing expenses for the three months ended September 30, 2011 increased $0.3 million compared to the three months ended September 30, 2010. The increase was primarily due to increases in salary and other employee related compensation expenses, travel and entertainment expenses. The increase in stock based compensation expense was primarily due to additional grants to new and existing employees.

We expect our sales and marketing expenses, excluding stock compensation expense, to decrease slightly for the three months ending December 31, 2011 compared to the three months ended September 30, 2011.

General and Administrative

(In thousands, except percentage)	Three Months Ended			Percentage
	September 30,		Change	Change
	2011	2010
General and administrative	$2,609	$1,868	$741	39.7%
Stock-based compensation	823	778	45	5.8%
Total expenses	$3,432	$2,646	$786	29.7%

    General and administrative expenses increased $0.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to higher legal expense as a result of our on-going litigation activities, increased professional fees and higher salary and other employee related compensation expenses.

We expect our general and administrative expenses, excluding stock compensation expense, to remain at same level for the three months ending December 31, 2011 compared to the three months ended September 30, 2011.

Amortization of Intangible Assets

	Three Months Ended			Percentage
(in thousands, except percentages)	September 30,		Change	Change
	2011	2010
Amortization of intangible assets	$316	$451	$(135)	(29.9)%

Amortization of intangible assets decreased $0.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net gain on sale and disposal of fixed assets. The net gain on sale and disposal of fixed assets was $0.4 million for the three months ended September 30, 2011. We did not sell or dispose any fixed assets during the three months ended September 30, 2010. Therefore, no gain on sale and disposal of fixed assets was recorded for the three months ended September 30, 2010.

Interest and Other Income, Net

	Three Months Ended			Percentage
(in thousands, except percentage)	September 30,		Change	Change
	2011	2010
Interest and other income, net	$113	$57	$56	98.2%

Interest and other income, net increased $0.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.   The increase was primarily attributable to a decrease in foreign currency losses during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $1.1 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively. The increase in provision for income taxes for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was mainly due to the fact that we had a valuation allowance on our U.S. federal and state deferred tax assets at September 30, 2010 and subsequently we released the valuation allowance against the U.S. federal and a portion of state deferred tax assets at the end of the fiscal 2011.

The effective tax rate for the first quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.5 million in aggregate net proceeds, partially offset by $84.1 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through September 30, 2011. As of September 30, 2011, we had cash, cash equivalents and short-term investments of $173.3 million and working capital of $230.8 million.

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

Three Months Ended September 30, 2011

Our operating activities provided cash of $8.0 million for the three months ended September 30, 2011 primarily as a result of a net income of $1.2 million, non-cash charges of $2.2 million in depreciation and amortization charges, $1.9 million in stock-based compensation expenses, a net change in deferred income tax of $0.9 million and an increase in cash of $2.0 million as a result of a net change in assets and liabilities.

For the three months ended September 30, 2011, the change in net assets and liabilities was primarily the result of an increase in accounts payable of $1.4 million, an increase in accrued and other liabilities of $1.7 million and a decrease of $0.3 million in inventory, partially offset by an increase in accounts receivable of $0.9 million and an increase in prepaid and other assets of $0.4 million.

An increase in accounts payable in the first quarter of fiscal 2012 was primarily as a result of the timing of payments to our vendors.

An increase in accrued and other liabilities in the first quarter of fiscal 2012 was primarily due to increased legal expense accruals as a result of on-going litigation activities and increased accrued bonus related to R&D projects.

An increase in accounts receivable in the first quarter of fiscal 2012 was primarily due to timing of the shipments. Days sales outstanding (“DSO”) was 76 days for the first quarter of fiscal 2012 compared to 73 days for the fourth quarter of fiscal 2011. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

   For the three months ended September 30, 2011, our investing activities provided cash of $28.8 million due to sales and maturities of short-term investments of $69.5 million and proceeds from sales of equipment of $0.4 million, partially offset by purchase of short-term investment and property and equipment of $39.0 million and $2.1 million, respectively. We expect the capital expenditure in the range of $10 million to $12 million for the fiscal 2012.  This estimate includes $2.1 million in capital expenditure in the first quarter of fiscal 2012.

For the three months ended September 30, 2011, our financing activities used cash of $19.7 million due to $18.5 million cash used to repurchase our common stock and $1.3 million in tax withholding payments related to net share settlements of restricted stock units partially offset by $0.1 million cash proceeds from issuance of common stock in connection with the exercise of employee stock options.

Three Months Ended September 30, 2010

Our operating activities provided cash of $5.5 million in the first quarter of fiscal 2011 primarily as a result of a net income of $5.6 million for the period adjusted by $2.4 million in non-cash depreciation and amortization charges, $1.7 million in non-cash stock-based compensation expense, partially offset by a decrease of cash of $4.2 million as a result of a net change in assets and liabilities.

For the three months ended September 30, 2010, the change in net assets and liabilities was primarily the result of an increase in accounts receivables, inventory, and prepaid expenses and other current assets of $4.4 million, $3.2 million and $0.3 million, respectively, partially offset by an increase in accrued liabilities and other liabilities of $2.7 million and an increase in accounts payable of $1.0 million.

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

Accrued liabilities and other liabilities generated $2.7 million of cash in the first quarter of fiscal 2011 primarily due to increases in deferred revenues and income taxes payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 4 Recent Accounting Pronouncement” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of September 30, 2011 have been summarized below:

		Contractual Obligations Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$27,693	$25,513	$2,180	$-	$-
Operating leases	193	167	26	-	-
Capital expenditure	1,196	1,173	23	-	-
Total	$29,082	$26,853	$2,229	$-	$-

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

As of September 30, 2011, all of our short-term investments were in certificates of deposit, high quality corporate bonds and government and government agency debt securities. We invest our excess cash in short-term and long-term investments to take advantage of higher yields generated by these investments. We do not hold any instruments for trading purposes. As of September 30, 2011 and 2010, the gross unrealized losses on our investments classified as available-for-sale was immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of September 30, 2011 and 2010 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio.

The following table summarizes our investment securities:

(in thousands, except percentages)	Carrying Value at September 30, 2011	Average Rate of Return at September 30, 2011	Carrying Value at June 30, 2011	Average Rate of Return at June 30, 2011
Investment Securities:
Cash equivalents - variable rate	$34,016	0.01%	$11,514	0.02%
Cash equivalents - fixed rate	19,445	0.10%	20,945	0.07%
Short-term investments - fixed rate	103,524	0.24%	134,089	0.31%
Total	$156,985		$166,548

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2011 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three months ended September 30, 2011.

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

Item 1A—RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter, which may cause our stock price to drop.

It is difficult to forecast our revenues accurately. Our revenues and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. Within the last two years, our revenue has fluctuated from a high of $53.5 million for the quarter ended March 31, 2011 to low of $32.7 million for the quarter ended December 31, 2009, and our income from operations has fluctuated from a high of $9.2 million for the quarter ended December 31, 2010 to a low of $2.3 million for the quarter ended September 30, 2011, our most recently completed quarter.

    The factors that are likely to cause these variations to continue include, among others:

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

•	potential impacts from the recent flooding in Thailand, which is disrupting the supply chains of our customers and may result in delayed or reduced purchase orders from such customers;

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

We expect the market price of our common stock to fluctuate significantly. Within the past few years, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to a recent intra-day high of $29.48 on February 18, 2011. The closing sale price of our common stock on November 10, 2011 was $16.75.  These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

•       departures of key management or engineering personnel; and

•       future sales of our common stock.

Shifts in our product mix and continuous pricing pressure may result in declines in our gross margins.

Our gross profit margins vary among our product families, and our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for certain products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.  We must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.  Recently, our gross profit margin has declined from 36.7% in the quarter ended December 31, 2010 to 32.6% for the quarter ended September 30, 2011, our most recently completed quarter, and may decline further in the future due to the factors described above.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2011 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2011 – July 31, 2011	199	$17.85	199	$14,938
August 1, 2011 – August 28, 2011	568	$15.44	568	$6,168
August 29, 2011 – October 2, 2011	390	$15.82	390	$--
Total	1,157	$15.98	1,157

On October 27, 2011, we announced that our Board of Directors approved a new program to repurchase up to $40 million of our outstanding common shares. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
Date: November 11, 2011	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

32.2	*	Certification of Chief Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.