Form 10-Q
period 2012-01-01
OPLINK COMMUNICATIONS INC
filed 2012-02-10
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of January 29, 2012, was 19,214,742.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value data)	January 1,	July 3,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$53,527	$52,644
Short-term investments	120,467	134,089
Accounts receivable, net	33,834	34,880
Inventories	21,884	24,719
Deferred tax assets	14,537	15,171
Prepaid expenses and other current assets	11,107	10,706
Total current assets	255,356	272,209

Property, plant and equipment, net	41,576	36,863
Goodwill and intangible assets, net	1,902	2,948
Deferred tax assets, non-current	8,284	8,291
Other assets	1,264	493
Total assets	$308,382	$320,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,583	$11,549
Accrued liabilities	12,600	11,736
Income tax payable	178	305
Total current liabilities	25,361	23,590

Income tax payable	5,248	4,804
Deferred tax liabilities	678	678
Other non-current liabilities	1,392	1,370
Total liabilities	32,679	30,442

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,203,808 and 20,118,319 shares issued and outstanding as of January 1, 2012 and July 3, 2011, respectively	19	20
Additional paid-in capital	435,493	451,767
Treasury stock, at cost: 30,936 shares as of July 3, 2011	--	(556)
Accumulated other comprehensive income	14,188	12,858
Accumulated deficit	(173,997)	(173,727)
Total stockholders’ equity	275,703	290,362
Total liabilities and stockholders' equity	$308,382	$320,804

(1)	The condensed consolidated balance sheet at July 3, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Revenues	$43,328	$52,025	$86,705	$101,665
Cost of revenues	29,977	32,916	59,234	66,435
Gross profit	13,351	19,109	27,471	35,230

Operating expenses:
Research and development	5,383	4,307	10,727	8,040
Selling and marketing	2,962	2,924	6,110	5,811
General and administrative	6,724	2,265	10,156	4,911
Amortization of intangible assets	166	451	482	902
Net gain on sale and disposal of fixed assets	(8)	(83)	(385)	(83)
Total operating expenses	15,227	9,864	27,090	19,581

Operating income (loss)	(1,876)	9,245	381	15,649
Interest income and other, net	202	54	315	111
Income (loss) before provision for income taxes	(1,674)	9,299	696	15,760
Provision (benefit) for income taxes	(181)	811	966	1,692
Net income (loss)	$(1,493)	$8,488	$(270)	$14,068

Net income (loss) per share:
Basic	$(0.08)	$0.43	$(0.01)	$0.72
Diluted	$(0.08)	$0.41	$(0.01)	$0.69

Weighted average shares:
Basic	19,185	19,556	19,446	19,441
Diluted	19,185	20,602	19,446	20,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
(in thousands)	January 1, 2012	January 2, 2011
Cash flows provided by operating activities:
Net income (loss)	$(270)	$14,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,007	2,709
Amortization of intangible assets	1,054	2,052
Amortization of premium on investments	172	236
Net gain on sale and disposal of fixed assets	(385)	(83)
Stock-based compensation expense	3,118	2,887
Deferred income taxes	624	--
Changes in assets and liabilities:
Accounts receivable	1,217	(9,767)
Inventories	3,448	(4,346)
Prepayments and other assets	(1,707)	1,792
Accounts payable	528	(58)
Accrued liabilities and other liabilities	995	3,479
Net cash provided by operating activities	11,801	12,969

Cash flows provided by investing activities
Purchases of available-for-sale investments	(106,433)	(70,370)
Sales and maturities of available-for-sale investments	120,118	80,678
Maturities of held-to-maturity investments	--	10,000
Purchase of non-marketable equity security	(200)	--
Proceeds from sales of property, plant and equipment	399	183
Purchases of property, plant and equipment	(5,815)	(3,985)
Net cash provided by investing activities	8,069	16,506

Cash flows used for financing activities
Proceeds from issuance of common stock	866	4,855
Repurchases of common stock	(18,489)	(6,534)
Tax withholdings related to net share settlements of restricted stock units	(1,214)	--
Net cash used for financing activities	(18,837)	(1,679)

Effect of exchange rates on cash and cash equivalents	(150)	206
Net increase in cash and cash equivalents	883	28,002
Cash and cash equivalents at beginning of period	52,644	40,711
Cash and cash equivalents at end of period	$53,527	$68,713

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 1, 2012, the results of its operations for the three and six months ended January 1, 2012 and January 2, 2011 and its cash flows for the six months ended January 1, 2012 and January 2, 2011. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The July 3, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

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

There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

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

Note 5 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Diluted net loss per share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares because the Company is in a net loss position and their inclusion would be anti-dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income (loss) per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Numerator:
Net income (loss)	$(1,493)	$8,488	$(270)	$14,068

Denominator:
Weighted average common shares outstanding	19,185	19,556	19,446	19,441
Dilutive effect of employee stock options and restricted stock units	--	1,046	--	1,022
Weighted average common shares outstanding, assuming dilution	19,185	20,602	19,446	20,463

Net income (loss) per share:
Basic	$(0.08)	$0.43	$(0.01)	$0.72
Diluted	$(0.08)	$0.41	$(0.01)	$0.69

Anti-dilutive stock options and awards not included in net income (loss) per share calculation	2,605	1,127	2,605	1,320

Note 6 - Comprehensive Income (Loss)

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

The reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended January 1, 2012 and January 2, 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Net income (loss)	$(1,493)	$8,488	$(270)	$14,068
Currency translation adjustments	187	1,707	1,290	2,203
Change in net unrealized gain (loss) on investments	50	(3)	40	19
Comprehensive income (loss)	$(1,256)	$10,192	$1,060	$16,290

The balance of accumulated other comprehensive income, net of tax, was as follows (in thousands):

	January 1, 2012	July 3, 2011
Cumulative translation adjustment	$14,124	$12,834
Unrealized gain on investments, net	64	24
Total accumulated other comprehensive income	$14,188	$12,858

Note 7 - Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds and corporate commercial paper.

Note 8 - Short-Term Investments

The Company generally invests its excess cash in certificates of deposit, debt instruments of the U.S. Treasury, government agencies, corporations with strong credit ratings and equity securities in publicly traded companies. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company’s investments in marketable debt and equity securities are classified as available-for-sale investments and reported at their fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income until realized.

Available-for sale investments at January 1, 2012 and July 3, 2011 were as follows (in thousands):

	January 1, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate commercial paper	$52,976	$--	$(1)	$52,975
U.S. treasury securities	37,977	16	--	37,993
Certificates of deposit	11,208	--	--	11,208
Public company equity securities	9,809	117	(64)	9,862
U.S. government agency securities	4,999	--	(2)	4,997
Corporate debt securities	3,434	--	(2)	3,432
Total short-term investments	$120,403	$133	$(69)	$120,467

	July 3, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate commercial paper	$39,984	$1	$--	$39,985
U.S. treasury securities	52,936	34	--	52,970
Certificates of deposit	10,002	--	--	10,002
U.S. government agency securities	14,002	--	(1)	14,001
Corporate debt securities	17,141	1	(11)	17,131
Total short-term investments	$134,065	$36	$(12)	$134,089

    The gross unrealized losses related to marketable debt securities were primarily due to changes in market interest rates. Gross unrealized losses related to public company equity securities were primarily due to changes in market prices.  For marketable debt securities, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.  For public company equity securities, the Company has determined that there was no indication of other-than-temporary impairments.  The determination was based on several factors, which includes the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investees, and the Company’s intent and ability to hold it for a period of time sufficient to allow for any anticipated recovery in market value.

The following tables show the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	January 1, 2012
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate commercial paper	$12,495	$(1)	$--	$--	$12,495	$(1)
Public company equity securities	6,989	(64)	--	--	6,989	(64)
U.S. government agencies securities	4,997	(2)	--	--	4,997	(2)
Corporate debt securities	3,432	(2)	--	--	3,432	(2)
Total	$27,913	$(69)	$--	$--	$27,913	$(69)

	July 3, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies securities	$4,996	$(1)	$--	--	$4,996	$(1)
Corporate debt securities	13,582	(11)	--	--	13,582	(11)
Total	$18,578	$(12)	$--	$--	$18,578	$(12)

    The amortized cost and estimated fair value of debt securities at January 1, 2012 and July 3, 2011 by contractual maturities are shown below (in thousands):

	January 1, 2012		July 3, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$120,403	$120,467	$134,065	$134,089

    Non-Marketable Equity Securities

    The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $0.6 million and $0.4 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of January 1, 2012 and July 3, 2011, respectively.  The Company did not recognize any impairment loss during the three and six months ended January 1, 2012 and January 2, 2011.

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

    ●    Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

    ●    Leve 3 inputs are unobservable inputs for the asset or liability.

The Company’s Level 1 assets generally include money market funds and public company equity securities. The Company’s Level 2 assets generally include United States treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds.

The Company bases the fair value of its assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three and six months ended January 1, 2012.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets which were measured at fair value on a recurring basis at January 1, 2012 and July 3, 2011 (in thousands):

	January 1, 2012
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$27,450	$--	$--	$27,450
Corporate commercial paper	--	10,000	--	10,000
Short-term investments:
Public company equity securities	9,862	--	--	9,862
Corporate commercial paper	--	52,975	--	52,975
U.S. government treasury	--	37,993	--	37,993
Certificates of deposit	--	11,208	--	11,208
U.S. government agencies	--	4,997	--	4,997
Corporate debt securities	--	3,432	--	3,432
Total assets	$37,312	$120,605	$--	$157,917
Liabilities	$--	$--	$--	$--

	July 3, 2011
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,462	$--	$--	$12,462
Corporate commercial paper	--	19,997	--	19,997
Short-term investments:
Corporate commercial paper	--	39,985	--	39,985
U.S. government treasury	--	52,970	--	52,970
Certificates of deposit	--	10,002	--	10,002
U.S. government agencies	--	14,001	--	14,001
Corporate debt securities	--	17,131	--	17,131
Total assets	$12,462	$154,086	$--	$166,548
Liabilities	$--	$--	$--	$--

As of January 1, 2012 and July 3, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended January 1, 2012 and July 3, 2011.

Note 10 - Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	January 1, 2012	July 3, 2011
Inventories:
Raw materials	$13,461	$12,927
Work-in-process	5,764	6,166
Finished goods	2,659	5,626
	$21,884	$24,719

Note 11 - Goodwill and Intangible Assets, Net

The following table presents details of the intangible assets acquired as a result of acquisitions as of January 1, 2012 and July 3, 2011 (in thousands):

January 1, 2012	Estimated Useful life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$8,937	$655
Customer relationships	3-7	5,671	5,530	141
Trade name	3-6	1,775	1,249	526
Total		$17,038	$15,716	$1,322

January 1, 2012	Estimated Useful life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$8,357	$1,235
Customer relationships	3-7	5,671	5,219	452
Trade name	3-6	1,775	1,086	689
Total		$17,038	$14,662	$2,376

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months ended		Six Months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Cost of revenues	$161	$575	$572	$1,150
Operating expenses	166	451	482	902
Total	$327	$1,026	$1,054	$2,052

The future amortization of intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2012	$255
2013	484
2014	247
2015	177
2016	87
After 2016	72
$1,322

The Company had goodwill of $0.6 million on its condensed consolidated balance sheet at January 1, 2012 and July 3, 2011 as a result of the acquisitions of Emit Technology Co., Ltd and Oridus, Inc. in fiscal 2010. During the three and six months ended January 1, 2012 and January 2, 2011, there were no indicators of impairment for the goodwill.

Note 12 - Accrued Liabilities

Accrued liabilities consist of (in thousands):

	January 1, 2012	July 3, 2011
Payroll and related expenses	$6,252	$5,128
Accrued professional fees	1,466	1,649
Employee withholdings and related expenses	1,320	1,333
Accrued sales commission	448	519
Accrued warranty	360	360
Accrued sales return	338	438
Advance deposits from customers	245	234
Other	2,171	2,075
Total accrued liabilities	$12,600	$11,736

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Balance as of beginning of period	$360	$500	$360	$421
Accruals for warranties issued during the period	51	110	98	243
Adjustments related to pre-existing warranties including expirations and changes in estimates	(12)	9	(11)	68
Cost of warranty repair	(39)	(119)	(87)	(232)
Balance as of end of period	$360	$500	$360	$500

Note 14 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three and six months ended January 1, 2012 and January 2, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Cost of revenues	$89	$102	$198	$219
Research and development	335	315	704	649
Sales and marketing	454	442	1,014	871
General and administrative	379	370	1,202	1,148
Total stock-based compensation expense	$1,257	$1,229	$3,118	$2,887

Stock-based compensation of $8,000 was capitalized as inventory as of January 1, 2012 and January 2, 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Expected term	--	4.6 years	4.6 years	4.6 years
Risk-free interest rate	--	0.91%	0.85%	1.19%
Volatility	--	51%	60%	50%
Dividend yield	--	0%	0%	0%
Weighted average grant-date fair value	$--	$7.46	$8.19	$7.71

No stock options were granted under the Company’s employee stock option plan during the three months ended January 1, 2012.

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.15%	0.25%	0.15%	0.25%
Volatility	58%	47%	58%	47%
Dividend yield	0%	0%	0%	0%

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

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company’s stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of equity awards to employees, directors and consultants. These equity awards include stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs), stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to equity awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to “full value” awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan’s share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	RSUs/RSAs	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, July 3, 2011	2,063,721	2,087,696	$13.55	692,533	$15.52
Granted	(149,490)	10,000	16.78	107,300	16.72
Exercised or vested	--	(10,164)	11.48	(253,872)	14.24
Canceled	30,748	(14,032)	18.93	(14,166)	16.66
Expired	(611)	--	--	--	--
Balance, January 1, 2012	1,944,368	2,073,500	$13.54	531,795	$16.35

The Company settles employee stock option exercises, RSAs and RSUs with newly issued common shares.

As of January 1, 2012, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $1.4 million, which is expected to be recognized over a weighted average period of 1.6 years. The unrecognized stock-based compensation expense related to unvested RSUs was $5.8 million, which is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended January 1, 2012, 0.2 million restricted stock units vested. A majority of these vested restricted stock units were net share settled. During the six months ended January 1, 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.2 million for the six months ended January 1, 2012, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. During the six months ended January 1, 2012, the Company issued 0.1 million shares of common stock under the plan. As of January 1, 2012, 1.5 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 15 - Repurchase of Common Stock

         On May 25, 2010, the Company announced that its Board of Directors authorized a program to repurchase up to $40 million of its common stock. $16.0 million and $5.5 million of its common stock were repurchased under this repurchase program during the fiscal year ended July 3, 2011 and June 27, 2010, respectively. During the three months ended October 2, 2011, the Company repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million. This program was completed as of October 2, 2011.  On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. The Company did not repurchase any shares of its common stock during the three months ended January 1, 2012.  Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Note 16 - Commitments and Contingencies

Contractual Obligations

Contractual obligations as of January 1, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$19,542	$18,418	$1,124	$--	$--
Operating leases	169	165	4	--	--
Capital expenditure	1,196	1,173	23	--	--
Total	$20,907	$19,756	$1,151	$--	$--

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

On December 14, 2011, the Company and OCP entered into a Settlement and Cross License Agreement with Finisar, which agreement resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, the Company paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against the Company in the various lawsuits, the Company granted a license to Finisar to the Company’s patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed.  The Company determined that the portion of the $4 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended January 1, 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty, of which $0.1 million was included in prepaid and other current assets and $0.6 million was included in other assets on the Company's condensed consolidated balance sheets as of January 1, 2012. Amortization expense will be charged to cost of revenues over the period which the Company expects to benefit from the patents beginning in January 2012.

IPO Securities Litigation

In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. In the amended complaint, the plaintiffs alleged that the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering ("IPO") violated Section 11 of the Securities Act of 1933 based on allegations that the Company’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the IPO underwriters. Similar complaints were filed by plaintiffs against hundreds of other public companies that went public in the late 1990s and early 2000s and their IPO underwriters (collectively, the "IPO Lawsuits"). During the summer of 2008, the parties engaged in a formal mediation process to discuss a global resolution of the IPO Lawsuits. Ultimately, the parties reached an agreement to settle all 309 cases against all defendants, and entered into a settlement agreement in April 2009. The settlement provides for a $586 million recovery in total, divided among the 309 cases. The Company’s share of the settlement is roughly $327,458, which is the amount the Company will be required to pay if the settlement is finally approved. In October 2009, the Court certified the settlement class in each case and granted final approval to the settlement. A number of appeals have been filed with the Second Circuit Court of Appeals, challenging the fairness of the settlement. A number of shareholder plaintiffs have also filed petitions for leave to appeal the class certification portion of Judge Scheindlin's ruling. On January 12, 2012, the last of these appeals was dismissed with prejudice.

IPO 16(b) Claim

In October 2007, Vanessa Simmonds filed in the United States District Court for the Western District of Washington a Complaint for Recovery of Short Swing Profits Under Section 16(b) of the Securities Exchange Act of 1934 against Bank of America and JP Morgan Chase & Company as defendants, and against the Company as a nominal defendant. The complaint did not seek recovery of damages or other relief against the Company. The Complaint alleged that in the years 2000 and 2001 the underwriters and unnamed officers, directors and principal shareholders of the Company acted as a "group" by coordinating their efforts to undervalue the IPO price of Company and to thereafter inflate the aftermarket price throughout the six month lock-up period. The Complaint further alleges that the underwriters profited by (a) sharing in profits of customers to whom they had made IPO allocations, (b) allocating shares of the Company to insiders at other companies from whom the underwriters expected to receive additional work in return; and (c) by creating the opportunity (through the alleged laddering practices) for the Company’s directors, officers and other insiders to profit through their sale of stock after the lock-up period in return for future business for the underwriter.

The complaint against the Company and its underwriters was one of a total of 54 nearly identical lawsuits filed by Ms. Simmonds in October 2007 against companies and underwriters that had completed IPOs in the early 2000s. All of these cases were transferred to one judge at the U.S. District Court. In March 2009, the judge dismissed the complaints, ruling that the plaintiff made an insufficient demand on the issuers and that the cases did not merit tolling the statute of limitations. The plaintiff filed notices of appeal in each of the 54 cases in April 2009, and the appeals were consolidated in June 2009 in the Ninth Circuit Court of Appeals. Each of Ms. Simmonds and the issuer and underwriter defendants has submitted their appeal briefs to the court. Oral arguments on the appeals were held on October 5, 2010.

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

The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
United States	$13,909	$18,941	$28,124	$36,907
China	10,683	11,622	22,780	22,680
Europe	7,066	9,431	14,106	19,445
Japan	3,282	5,426	7,313	9,976
Other	8,388	6,605	14,382	12,657
Total consolidated revenues	$43,328	$52,025	$86,705	$101,665

Top five customers, although not the same five customers together accounted for 45% and 53% of revenues for the three months ended January 1, 2012 and January 2, 2011, respectively, and 44% and 53% of revenues for the six months ended January 1, 2012 and January 2, 2011, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	January 1, 2012	July 3, 2011
China	$31,430	$26,273
United States	5,834	5,974
Taiwan	4,312	4,616
Total	$41,576	$36,863

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

As of January 1, 2012, the Company’s total unrecognized tax benefits were $11.3 million, of which $9.1 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million as of January 1, 2012.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax benefit of $0.2 million and a tax provision of $0.8 million for the three months ended January 1, 2012 and January 2, 2011, respectively, and a tax provision of $1.0 million and $1.7 million for the six months ended January 1, 2012 and January 2, 2011, respectively.  The decrease in tax provision for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011 was primarily due to lower income before taxes. The effective tax rate for the second quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2010 remain open in several jurisdictions.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” ”estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” in addition to the other information set forth herein. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report on Form10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes in this report, and management’s discussion and analysis of financial condition and results of operations, related financial information and audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011 filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, restructuring accruals, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

•	revenue recognition and product returns;
•	depreciation and amortization;
•	warranty obligations;
•	allowance for doubtful accounts;
•	excess and obsolete inventory;
•	impairment of investments;
•	impairment of long-lived asset;
•	impairment of goodwill and other intangible assets;
•	fair value accounting;
•	business combination;
•	income taxes;
•	stock-based compensation; and
•	loss contingencies.

This is not a comprehensive list of all of our accounting policies.

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended January 1, 2012 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Results of Operations

Revenues

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Revenues	$43,328	$52,025	$(8,697)	(16.7)%	$86,705	$101,665	$(14,960)	(14.7)%

The decrease in revenues for the three months ended January 1, 2012 compared to the three months ended January 2, 2011 was primarily due to decreased unit shipments in our ROADM optical switching and routing product, line transmission application product, optical amplification product and monitoring and conditioning product, partially offset by increased unit shipments in our multiplexer product.  A decline in average selling prices also contributed to the decrease in revenues in the three months ended January 1, 2012 compared to the three months ended January 2, 2011. The decreases in unit shipments and average selling price were driven by the softness in the telecommunications market.

The decrease in revenues for the six months ended January 1, 2012 compared to the six months ended January 2, 2011 was primarily due to a decrease in revenues in our ROADM optical switching and routing products, optical amplification product, monitoring and conditioning product and multiplexer product, partially offset by an increase in revenues in our line transmission application product.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 45% and 53% of revenues for the three months ended January 1, 2012 and January 2, 2011, respectively, and 44% and 53% of revenues for the six months ended January 1, 2012 and January 2, 2011, respectively.

For the three months ending April 1, 2012, we expect our revenues to be in the range of $40 million to $43 million.

Gross Profit

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Gross profit	$13,351	$19,109	$(5,758)	(30.1)%	$27,471	$35,230	$(7,759)	(22.0)%
Gross profit margin	30.8%	36.7%			31.7%	34.7%

Gross profit decreased for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011 primarily driven by lower revenues, lower utilization of previously reserved inventory and higher manufacturing overhead expenses, partially offset by lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized. The gross profit was positively impacted by the sales of previously reserved inventory of $1.1 million and $1.6 million for the three months ended January 1, 2012 and January 2, 2011, respectively, and $2.0 million and $3.5 million for the six months ended January 1, 2012 and January 2, 2011, respectively.

The decrease in gross profit margin for the three months ended January 1, 2012 compared to the three months ended January 2, 2011 was primarily driven by higher manufacturing overhead expense, increased labor and material costs as a percentage of revenues and lower utilization of previously reserved inventory.

The decrease in gross profit margin for the six months ended January 1, 2012 compared to the six months ended January 2, 2011 was primarily driven by higher manufacturing overhead expense and labor costs as a percentage of revenues and lower utilization of previously reserved inventory, partially offset by the lower material costs as a percentage of revenues .

We expect our gross profit margin for the three months ending April 1, 2012 to be slightly lower compared to the three months ended January 1, 2012, as a result of higher material costs and increased labor costs in China.

Research and Development

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Research and development	$5,048	$3,992	$1,056	26.5%	$10,023	$7,391	$2,632	35.6%
Stock-based compensation	335	315	20	6.3%	704	649	55	8.5%
Total expenses	$5,383	$4,307	$1,076	25.0%	$10,727	$8,040	$2,687	33.4%

Research and development expenses increased $1.1 million and $2.7 million for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011. The increase was primarily due to higher salary and other employee related compensation expenses associated with an increase in headcount and higher R&D material and consulting expenses primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to increase for the three months ending April 1, 2012 compared to the three months ended January 1, 2012 due to increased headcount and higher R&D material expenses as a result of increased new product development activities.

Sales and Marketing

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Sales and marketing	$2,508	$2,482	$26	1.0%	$5,096	$4,940	$156	3.2%
Stock-based compensation	454	442	12	2.7%	1,014	871	143	16.4%
Total expenses	$2,962	$2,924	$38	1.3%	$6,110	$5,811	$299	5.1%

Sales and marketing expenses increased slightly for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011. The increase was primarily due to an increase in salary and other employee related compensation expenses and higher travel and entertainment expenses partially offset by a decrease in sales commission expense as a result of lower revenues. The increase in stock based compensation expense in the six months ended January 1, 2012 compared to the six months ended January 2, 2011 was primarily due to additional grants to new and existing employees.

We expect our sales and marketing expenses, excluding stock compensation expense, to remain at the same level for the three months ending April 1, 2012 compared to the three months ended January 1, 2012.

General and Administrative

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
General and administrative	$6,345	$1,895	$4,450	234.8%	$8,954	$3,763	$5,191	137.9%
Stock-based compensation	379	370	9	2.4%	1,202	1,148	54	4.7%
Total expenses	$6,724	$2,265	$4,459	196.9%	$10,156	$4,911	$5,245	106.8%

General and administrative expenses increased $4.5 million and $5.2 million for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011. The increase was primarily due to increased professional fees, higher legal expense related to patent litigation with Finsiar and an expense of $3.3 million recognized during the three and six months ended January 1, 2012 resulting from the litigation settlement we had with Finisar in December 2011. On December 14, 2011, we and our subsidiary, Optical Communication Products, Inc. entered into a Settlement and Cross License Agreement with Finisar, which agreement resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, we paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against us in the various lawsuits, we granted a license to Finisar to our patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed.  We determined that the portion of the $4 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended January 1, 2012. The remaining balance of $0.7 million was recorded as a prepaid royalty, of which $0.1 million was included in prepaid and other current assets and $0.6 million was included in other assets on our condensed consolidated balance sheets as of January 1, 2012. Amortization expense will be charged to cost of revenues over the period which we expect to benefit from the patents beginning in January 2012.

We expect our general and administrative expenses, excluding stock compensation expense, to decrease substantially for the three months ending April 1, 2012 compared to the three months ended January 1, 2012 due to lower legal expenses as we settled the patent lawsuit with Finisar.

Amortization of Intangible Assets

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Amortization of intangible assets	$166	$451	$(285)	(63.2)%	$482	$902	$(420)	(46.6)%

Amortization of intangible assets decreased $0.3 million and $0.4 million for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011.  The decrease was primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net gain on sale and disposal of fixed assets. The net gain on sale and disposal of fixed assets was $8,000 and $0.4 million for the three and six months ended January 1, 2012 and $0.1 million for the three and six months ended January 2, 2011.

Interest and Other Income, Net

	Three Months Ended				Six Months Ended
	January 1, 2012	January 2, 2011	Change	Percentage Change	January 1, 2012	January 2, 2011	Change	Percentage Change
	(In thousands, except percentage)
Interest and other income, net	$202	$54	$148	274.1%	$315	$111	$204	183.8%

Interest and other income, net increased $0.1 million and $0.2 million for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011.   The increase was primarily attributable to a decrease in foreign currency losses.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax benefit of $0.2 million and a tax provision of $0.8 million for the three months ended January 1, 2012 and January 2, 2011, respectively, and a tax provision of $1.0 million and $1.7 million for the six months ended January 1, 2012 and January 2, 2011, respectively.  The decrease in tax provision for the three and six months ended January 1, 2012 compared to the three and six months ended January 2, 2011 was substantially due to lower income before taxes. The effective tax rate for the second quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation.

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, and China. The tax years 2004 to 2010 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.5 million in aggregate net proceeds, partially offset by $83.3 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through January 1, 2012. As of January 1, 2012, we had cash, cash equivalents and short-term investments of $174.0 million and working capital of $230.0 million.

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

Six Months Ended January 1, 2012

Our operating activities provided cash of $11.8 million for the six months ended January 1, 2012, primarily attributable to an increase in cash of $4.5 million as a result of a net change in assets and liabilities, non-cash charges of $4.1 million in depreciation and amortization charges, $3.1 million in stock-based compensation expenses and $0.6 million in deferred income tax, partially offset by a net loss of $0.3 million.

For the six months ended January 1, 2012, the change in net assets and liabilities was primarily the result of a decrease in inventories of $3.4 million, a decrease in accounts receivable of $1.2 million, an increase in accrued and other liabilities of $1.0 million, and an increase in accounts payable of $0.5 million partially offset by an increase in prepaid and other assets of $1.7 million.

The decrease in inventory in the six months ended January 1, 2012 was primarily attributable to our efforts to align our inventory levels to meet current and future demand.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

The decrease in accounts receivable in the six months ended January 1, 2012 was primarily due to lower revenues and timing of the shipments. Days sales outstanding (“DSO”) was 71 days for the second quarter of fiscal 2012 compared to 73 days for the fourth quarter of fiscal 2011. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The increase in accrued and other liabilities in the six months ended January 1, 2012 was primarily due to increased legal expense accruals, increased value added tax payable in our foreign jurisdictions and increased accrued R&D bonus.

The increase in accounts payable in the six months ended January 1, 2012 was primarily as a result of the timing of payments to our vendors and lower inventory levels.

The increase in prepaid and other assets in the six months ended January 1, 2012 was primarily due to a $0.7 million prepaid license fees resulting from the litigation settlement with Finisar and other prepayments we made to purchase merchandise.

For the six months ended January 1, 2012, our investing activities provided cash of $8.1 million due to sales and maturities of short-term investments of $120.1 million and proceeds from sales of equipment of $0.4 million, partially offset by purchase of short-term investment and property and equipment of $106.4 million and $5.8 million, respectively. In addition, we used $0.2 million to purchase non-marketable equity securities in the six months ended January 1, 2012. We expect our capital expenditure to be approximately $10 million for fiscal 2012.

For the six months ended January 1, 2012, our financing activities used cash of $18.8 million due to $18.5 million cash used to repurchase our common stock and $1.2 million in tax withholding payments related to net share settlements of restricted stock units partially offset by $0.9 million cash proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Six Months Ended January 2, 2011

Our operating activities provided cash of $13.0 million in the six months ended January 2, 2011 primarily as a result of a net income of $14.1 million for the period adjusted by $4.8 million in depreciation and amortization charges, $2.9 million in stock-based compensation expense, partially offset by a decrease of cash of $8.9 million as a result of a net change in assets and liabilities.

For the six months ended January 2, 2011, the change in net assets and liabilities was primarily the result of an increase in accounts receivables and inventory of $9.8 million and $4.3 million, respectively, partially offset by an increase in accrued liabilities and other liabilities of $3.5 million and a decrease in prepaid expenses and other current assets of $1.8 million.

The increase in accounts receivable in the six months ended January 2, 2011 was primarily due to higher revenues. Days sales outstanding (“DSO”) was 67 days and 70 days for the first and second quarters of fiscal 2011 compared to 70 days for the fourth quarter of fiscal 2010.

The increase in inventories in the six months ended January 2, 2011 was primarily due to increased volumes of unit sales and increased purchases of inventory required to meet customer demand.

The decrease in prepaid expenses and other current assets in the six months ended January 2, 2011 reflected the decreased balance of bankers’ acceptance notes.

The increase in accrued liabilities and other liabilities in the six months ended January 2, 2011 was primarily due to increases in deferred revenues, income taxes payable and other payables.

Our investing activities provided cash of $16.5 million in the six months ended January 2, 2011 primarily due to maturities of investments of $90.7 million, partially offset by purchases of investments of $70.4 million and purchases of property, plant and equipment of $3.8 million.

Our financing activities used cash of $1.7 million in the six months ended January 2, 2011 due to $6.5 million of cash spent on the repurchase of our common stock, partially offset by $4.9 million in proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan.

Off-Balance Sheet Arrangements

As of January 1, 2012, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 4 Recent Accounting Pronouncement” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of January 1, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$19,542	$18,418	$1,124	$--	$--
Operating leases	169	165	4	--	--
Capital expenditure	1,196	1,173	23	--	--
Total	$20,907	$19,756	$1,151	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term to take advantage of higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and variable rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of January 1, 2012 and January 2, 2011, the gross unrealized losses on our investments classified as available-for-sale were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of January 1, 2012 and January 2, 2011 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio.

The following table summarizes our investment in debt securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	January 1,	January 1,	July 3,	July 3,
	2012	2012	2011	2011
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$17,925	0.02%	$11,514	0.02%
Cash equivalents - fixed rate	19,525	0.02%	20,945	0.07%
Short-term investments - fixed rate	110,605	0.20%	134,089	0.31%
Total	$148,055		$166,548

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at January 1, 2012 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and six months ended January 1, 2012 and January 2, 2011.

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

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $9.9 million at January 1, 2012. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 10% adverse change in the stock prices of our publicly traded equity securities would result in a loss in the fair values of our marketable equity securities of approximately $0.9 million as of January 1, 2012. The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The aggregate cost of investments in privately-held companies was $0.6 million and $0.4 million at January 1, 2012 and July 3, 2011 and was included in other assets in our condensed consolidated balance sheets.

ITEM 4 - CONTROLS AND PROCEDURES.

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

Item 1A—RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter, which may cause our stock price to drop.

It is difficult to forecast our revenues accurately. Our revenues and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future. Within the last two years, our revenue has fluctuated from a high of $53.5 million for the quarter ended April 3, 2011 to a low of $32.7 million for the quarter ended January 3, 2010, and our operating results have fluctuated from a high of $9.2 million for the quarter ended January 2, 2011 to a loss of $1.9 million for the quarter ended January 1, 2012, our most recently completed quarter.

The factors that are likely to cause these variations to continue include, among others:

•	current uncertain macro-economic climate could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;
•	fluctuations in demand for, and sales of, our products;
•	declines in the average selling prices of our products;
•	increases in our costs of revenue and operating expenses due to factors such as rising wage levels in China;
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

We expect the market price of our common stock to fluctuate significantly. Within the past few years, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to a intra-day high of $29.48 on February 18, 2011. The closing sale price of our common stock on February 9, 2012 was $18.75. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our gross profit margins vary among our product families, and our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for certain products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.  We must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.  Recently, our gross profit margin has declined from 36.7% in the quarter ended January 2, 2011 to 30.8% for the quarter ended January 1, 2012, our most recently completed quarter, and may decline further in the future due to the factors described above.

 Resources devoted to research and development may not yield new products that achieve commercial success.

We are currently increasing our expenditures on research and development, with the goal of developing and introducing new products to serve our current market.  In addition, we are devoting resources to a new business area referred to as the Internet of Things, which involves connecting sensors, cameras and other devices to smart phones, tablets and laptops. We are at a very early stage with this venture and do not expect meaningful revenue in the near term.  The process of developing new products and a new business line entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares.  There were no repurchases made during the three months ended January 1, 2012 under this program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Index

Exhibit No.		Description
10.1		Settlement and Cross License Agreement Dated December 14, 2011 Between the Registrant and Finisar Corporation.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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

*
The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

OPLINK COMMUNICATIONS, INC.
Date: February 10, 2012	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description
10.1		Settlement and Cross License Agreement Dated December 14, 2011 Between the Registrant and Finisar Corporation.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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

*
The certifications attached as Exhibits 32.1 and 32.2 accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.