Form 10-Q
period 2012-04-01
OPLINK COMMUNICATIONS INC
filed 2012-05-11
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of April 27, 2012, was 19,064,109.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value data)	April 1,	July 3,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$46,243	$52,644
Short-term investments	122,574	134,089
Accounts receivable, net	36,152	34,880
Inventories	20,187	24,719
Deferred tax assets	14,542	15,171
Prepaid expenses and other current assets	8,265	10,706
Total current assets	247,963	272,209

Property, plant and equipment, net	45,998	36,863
Long-term investments	7,274	--
Goodwill and intangible assets, net	1,775	2,948
Deferred tax assets, non-current	8,288	8,291
Other assets	4,166	493
Total assets	$315,464	$320,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,353	$11,549
Accrued liabilities	13,414	11,736
Income tax payable	625	305
Total current liabilities	26,392	23,590

Income tax payable	4,389	4,804
Deferred tax liabilities	678	678
Other non-current liabilities	1,329	1,370
Total liabilities	32,788	30,442

Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.001 par value, 34,000,000 shares authorized; 19,153,852 and 20,118,319 shares issued and outstanding as of April 1, 2012 and July 3, 2011, respectively	19	20
Additional paid-in capital	435,815	451,211
Accumulated other comprehensive income	17,981	12,858
Accumulated deficit	(171,139)	(173,727)
Total stockholders’ equity	282,676	290,362
Total liabilities and stockholders' equity	$315,464	$320,804

(1)	The condensed consolidated balance sheet at July 3, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Revenues	$43,978	$53,471	$130,683	$155,136
Cost of revenues	30,470	34,188	89,704	100,623
Gross profit	13,508	19,283	40,979	54,513

Operating expenses:
Research and development	6,024	4,665	16,751	12,705
Sales and marketing	3,319	3,107	9,429	8,918
General and administrative	2,267	2,456	12,423	7,367
Amortization of intangible assets	91	451	573	1,353
Net loss (gain) on sale and disposal of fixed assets	19	(24)	(366)	(107)
Total operating expenses	11,720	10,655	38,810	30,236

Operating income	1,788	8,628	2,169	24,277
Interest income and other, net	93	180	408	291
Income before provision (benefit) for income taxes	1,881	8,808	2,577	24,568
Provision (benefit) for income taxes	(977)	620	(11)	2,312
Net income	$2,858	$8,188	$2,588	$22,256

Net income per share:
Basic	$0.15	$0.40	$0.13	$1.13
Diluted	$0.14	$0.38	$0.13	$1.07

Weighted average shares:
Basic	19,200	20,308	19,364	19,723
Diluted	19,795	21,595	19,982	20,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
(in thousands)	April 1, 2012	April 3, 2011
Cash flows provided by operating activities:
Net income	$2,588	$22,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,632	3,979
Amortization of intangible assets	1,173	3,078
Amortization of premium on investments	113	289
Net gain on sale and disposal of fixed assets	(366)	(107)
Stock-based compensation expense	4,452	4,239
Deferred income taxes	623	--
Changes in assets and liabilities:
Accounts receivable	(955)	(5,900)
Inventories	5,456	(269)
Prepayments and other assets	(2,370)	758
Accounts payable	194	(2,491)
Accrued liabilities and other liabilities	1,563	1,830
Income tax receivable and payable	(367)	1,624
Net cash provided by operating activities	16,736	29,286

Cash flows used for investing activities
Purchases of available-for-sale investments	(157,098)	(136,275)
Sales and maturities of available-for-sale investments	171,631	124,646
Purchases of held-to-maturity investments	(7,279)	--
Maturities of held-to-maturity investments	--	10,000
Purchase of non-marketable equity security	(200)	--
Proceeds from sales of property, plant and equipment	406	272
Purchases of property, plant and equipment	(10,758)	(5,577)
Net cash used for investing activities	(3,298)	(6,934)

Cash flows provided by (used for) financing activities
Proceeds from issuance of common stock	1,296	17,849
Repurchases of common stock	(19,922)	(6,534)
Tax withholdings related to net share settlements of restricted stock units	(1,223)	--
Net cash provided by (used for) financing activities	(19,849)	11,315

Effect of exchange rates on cash and cash equivalents	10	309
Net increase (decrease) in cash and cash equivalents	(6,401)	33,976
Cash and cash equivalents at beginning of period	52,644	40,711
Cash and cash equivalents at end of period	$46,243	$74,687

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 1, 2012, the results of its operations for the three and nine months ended April 1, 2012 and April 3, 2011 and its cash flows for the nine months ended April 1, 2012 and April 3, 2011. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011. The July 3, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

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

Note 4 - Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued and amended Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial positions, results of operations or cash flow.

Note 5 - Net Income Per Share

Basic net income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Numerator:
Net income	$2,858	$8,188	$2,588	$22,256

Denominator:
Weighted average common shares outstanding	19,200	20,308	19,364	19,723
Dilutive effect of employee stock options and restricted stock units	595	1,287	618	1,069
Weighted average common shares outstanding, assuming dilution	19,795	21,595	19,982	20,792

Net income per share:
Basic	$0.15	$0.40	$0.13	$1.13
Diluted	$0.14	$0.38	$0.13	$1.07

Anti-dilutive stock options and awards not included in net income per share calculation	970	80	1,034	927

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

The reconciliation of net income to comprehensive income for the three and nine months ended April 1, 2012 and April 3, 2011 was as follows (in thousands):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Net income	$2,858	$8,188	$2,588	$22,256
Currency translation adjustments	1,030	1,070	2,320	3,273
Change in net unrealized gain on investments	2,763	3	2,803	22
Comprehensive income	$6,651	$9,261	$7,711	$25,551

The balance of accumulated other comprehensive income, net of tax, was as follows (in thousands):

	April 1, 2012	July 3, 2011
Cumulative translation adjustment	$15,154	$12,834
Unrealized gain on investments, net	2,827	24
Total accumulated other comprehensive income	$17,981	$12,858

Note 7 - Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds and corporate commercial paper.

Note 8 - Investments

The Company generally invests its excess cash in certificates of deposit, debt instruments of the U.S. Treasury, government agencies, corporations with strong credit ratings and equity securities in publicly traded companies. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The available-for-sale investments are reported at their fair value. Unrealized gains and losses on these securities are reported as a separate component of accumulated other comprehensive income until realized. The investment securities which the Company has the ability and intent to hold until maturity are classified as held-to-maturity investments and are stated at amortized cost.

Investments at April 1, 2012 and July 3, 2011 were as follows (in thousands):

	April 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$62,977	$--	$(2)	$62,975
U.S. treasury securities	27,990	3	(1)	27,992
Public company equity securities	12,675	2,828	--	15,503
Certificates of deposit	11,105	--	--	11,105
U.S. government agency securities	5,000	--	(1)	4,999
Total short-term investments	$119,747	$2,831	$(4)	$122,574

Long-term investments:
Held-to-maturity:
Corporate debt securities	$7,274	$--	$(10)	$7,264
Total long-term investments	$7,274	$--	$(10)	$7,264

Total investments	$127,021	$2,831	$(14)	$129,838

	July 3, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$39,984	$1	$--	$39,985
U.S. treasury securities	52,936	34	--	52,970
Certificates of deposit	10,002	--	--	10,002
U.S. government agency securities	14,002	--	(1)	14,001
Corporate debt securities	17,141	1	(11)	17,131
Total short-term investments	$134,065	$36	$(12)	$134,089

Total investments	$134,065	$36	$(12)	$134,089

The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	April 1, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$25,482	$(2)	$25,482	$(2)
U.S. treasury securities	4,996	(1)	4,996	(1)
U.S. government agency securities	4,999	(1)	4,999	(1)
Total short-term investments	$35,477	$(4)	$35,477	$(4)

Total investments	$35,477	$(4)	$35,477	$(4)

	July 3, 2011
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
U.S. government agency securities	$4,996	$(1)	4,996	(1)
Corporate debt securities	13,582	(11)	13,582	(11)
Total short-term investments	$18,578	$(12)	$18,578	$(12)

Total investments	$18,578	$(12)	$18,578	$(12)

As of April 1, 2012 and July 3, 2011, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of investments at April 1, 2012 and July 3, 2011 by contractual maturities are shown below (in thousands):

	April 1, 2012		July 3, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$119,747	$122,574	$134,065	$134,089
Total available-for-sale investments	$119,747	$122,574	$134,065	$134,089

Held-to-maturity investments:
Due in one year to five years	$7,274	$7,264	$--	$--
Total held-to-maturity investments	$7,274	$7,264	$--	$--

Total investments	$127,021	$129,838	$134,065	$134,089

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $0.6 million and $0.4 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of April 1, 2012 and July 3, 2011.  The Company did not recognize any impairment loss during the three and nine months ended April1, 2012 and April 3, 2011, respectively.

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

The Company’s Level 1 financial assets generally include money market funds and public company equity securities. The Company’s Level 2 financial assets generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, corporate commercial paper, and corporate bonds.

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs during the three and nine months ended April 1, 2012.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at April 1, 2012 and July 3, 2011 (in thousands):

	April 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$15,668	$-	$--	$15,668
Corporate commercial paper	--	11,999	--	11,999
Short-term investments:
Public company equity securities	15,503	--		15,503
Corporate commercial paper	--	62,975	--	62,975
U.S. treasury securities	--	27,992	--	27,992
Certificates of deposit	--	11,105	--	11,105
U.S. government agencies securities	--	4,999	--	4,999
Total financial assets	$31,171	$119,070	$--	$150,241

Financial liabilities	$--	$--	$--	$--

	July 3, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$12,462	$--	$--	$12,462
Corporate commercial paper	--	19,997	--	19,997
Short-term investments:
Corporate commercial paper	--	39,985	--	39,985
U.S. treasury securities	--	52,970	--	52,970
Certificates of deposit	--	10,002	--	10,002
U.S. government agencies securities	--	14,001	--	14,001
Corporate debt securities	--	17,131	--	17,131
Total financial assets	$12,462	$154,086	$--	$166,548

Financial liabilities	$--	$--	$--	$--

As of April 1, 2012 and July 3, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended April 1, 2012 and July 3, 2011.

Note 10 - Inventories

Inventories are stated at the lower of cost or market. Inventory cost is determined using standard costs, which approximates actual cost on a first-in, first-out basis. Inventories consist of (in thousands):

	April 1, 2012	July 3, 2011
Inventories:
Raw materials	$12,286	$12,927
Work-in-process	6,133	6,166
Finished goods	1,768	5,626
	$20,187	$24,719

Note 11 - Goodwill and Intangible Assets, Net

The following table presents details of the intangible assets acquired as a result of acquisitions as of April 1, 2012 and July 3, 2011 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
April 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$8,976	$616
Customer relationships	3-7	5,671	5,557	114
Trade name	3-6	1,775	1,330	445
Total		$17,038	$15,863	$1,175

	Estimated
	Useful Life	Gross	Accumulated
July 3, 2011	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$8,357	$1,235
Customer relationships	3-7	5,671	5,247	424
Trade name	3-6	1,775	1,086	689
Total		$17,038	$14,690	$2,348

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Cost of revenues	$36	$575	$600	$1,725
Operating expenses	91	451	573	1,353
Total	$127	$1,026	$1,173	$3,078

The future amortization of intangible assets is as follows (in thousands):

Fiscal year	Amount
Remainder of FY 2012	$128
2013	484
2014	247
2015	177
2016	87
After 2016	52
$1,175

The Company had goodwill of $0.6 million on its condensed consolidated balance sheet at April 1, 2012 and July 3, 2011 as a result of the acquisitions of Emit Technology Co., Ltd and Oridus, Inc. in fiscal 2010. During the three and nine months ended April 1, 2012 and April 3, 2011, there were no indicators of impairment for the goodwill.

Note 12 - Accrued Liabilities

Accrued liabilities consist of (in thousands):

	April 1, 2012	July 3, 2011
Payroll and related expenses	$6,445	$5,128
Employee withholdings and related expenses	1,959	1,333
Accrued professional fees	957	1,649
Accrued sales commission	573	519
Advance deposits from customers	465	234
Accrued warranty	360	360
Accrued sales return	313	438
Other	2,342	2,075
Total accrued liabilities	$13,414	$11,736

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheets as disclosed in Note 12, is as follows (in thousands):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Balance as of beginning of period	$360	$500	$360	$421
Accruals for warranties issued during the period	49	80	147	323
Adjustments related to pre-existing warranties including expirations and changes in estimates	(6)	(99)	(17)	(31)
Cost of warranty repair	(43)	(41)	(130)	(273)
Balance as of end of period	$360	$440	$360	$440

Note 14 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three and nine months ended April 1, 2012 and April 3, 2011 (in thousands):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Cost of revenues	$92	$123	$290	$342
Research and development	359	343	1,063	992
Sales and marketing	506	482	1,520	1,353
General and administrative	377	404	1,579	1,552
Total stock-based compensation expense	$1,334	$1,352	$4,452	$4,239

Stock-based compensation of $8,000 was capitalized as inventory as of April 1, 2012 and April 3, 2011.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Expected Term	4.6 years	4.6 years	4.6 years	4.6 years
Risk-free interest rate	0.71%	2.17%	0.81%	1.30%
Volatility	49%	59%	57%	51%
Dividend Yield	0%	0%	0%	0%
Weighted average grant-date fair value	$7.66	$12.98	$8.04	$8.28

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	April1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Expected Term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.15%	0.25%	0.15%	0.25%
Volatility	58%	47%	58%	47%
Dividend Yield	0%	0%	0%	0%

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, July 3, 2011	2,063,721	2,087,696	$13.55	692,533	$15.52
Granted	(167,400)	14,000	17.34	118,000	16.90
Exercised or vested	--	(45,336)	12.09	(259,372)	14.28
Canceled	42,242	(15,500)	16.90	(18,566)	16.98
Expired	(1,436)	(4,306)	25.52	--	--
Balance, April 1, 2012	1,937,127	2,036,554	$13.55	532,595	$16.38

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of April 1, 2012, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $1.1 million, which is expected to be recognized over a weighted average period of 1.6 years. The unrecognized stock-based compensation expense related to unvested RSUs was $5.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

During the nine months ended April 1, 2012, 0.3 million restricted stock units vested. A majority of these vested restricted stock units were net share settled. During the nine months ended April 1, 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.2 million for the nine months ended April 1, 2012, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. During the nine months ended April 1, 2012, the Company issued 0.1 million shares of common stock under the plan. As of April 1, 2012, 1.5 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 15 - Repurchase of Common Stock

 On May 25, 2010, the Company announced that its Board of Directors authorized a program to repurchase up to $40 million of its outstanding common stock. $16.0 million and $5.5 million of its common stock were repurchased under this repurchase program during the fiscal year ended July 3, 2011 and June 27, 2010, respectively. During the three months ended October 2, 2011, the Company repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million. This program was completed as of October 2, 2011.  On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. During the three months ended April 1, 2012, the Company repurchased 0.1 million shares at an average price of $15.92 per share for a total purchase price of $1.4 million.  As of April1, 2012, approximately $38.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Note 16 - Commitments and Contingencies

Contractual Obligations

Contractual obligations as of April 1, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$13,014	$12,784	$230	$--	$--
Operating leases	365	243	122	--	--
Capital expenditure	1,400	1,288	112	--	--
Total	$14,779	$14,315	$464	$--	$--

Litigation

Patent Litigation with Finisar Corporation

On December 20, 2010, Finisar Corporation filed a complaint in the United States District Court for the Northern District of California against the Company and its subsidiary, Optical Communication Products, Inc. ("OCP"). In the complaint, Finisar alleged infringement of certain of its U.S. patents arising from the Company’s and OCP’s manufacture, importation, use, sale of or offer to sell certain optical transceiver products in the United States. Finisar sought to recover unspecified damages, up to treble the amount of actual damages, together with attorneys' fees, interest and costs. On January 24, 2011 the Company filed an answer to the complaint, denying all material allegations and asserting numerous affirmative defenses.  On March 7, 2011, the Company's subsidiary OCP filed a complaint against Finisar in the United States District Court for the Eastern District of Texas, alleging infringement by Finisar of certain U.S. patents owned by OCP primarily relating to vertical-cavity surface-emitting laser ("VCSEL") technology. On April 29, 2011, Finisar filed an answer to the complaint, denying all material allegations, asserting numerous affirmative defenses and asserting counterclaims against OCP alleging infringement by OCP of certain U.S. patents owned by Finisar primarily relating to pluggable transceiver latch mechanisms.

On December 14, 2011, the Company and OCP entered into a Settlement and Cross License Agreement with Finisar, which agreement resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, the Company paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against the Company in the various lawsuits, the Company granted a license to Finisar to the Company’s patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed. The Company determined that the portion of the $4 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended April 1, 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty, of which $0.1 million was included in prepaid and other current assets and $0.6 million was included in other assets on the Company’s condensed consolidated balance sheets as of April 1, 2012. Amortization expense will be charged to cost of sales over the period which the Company expects to benefit from the patents.

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

IPO 16(b) Claim

In October 2007, Vanessa Simmonds, a purported Oplink shareholder, filed a complaint in the U.S. District Court for the Western District of Washington, against the underwriters involved in our 2000 initial public offering (IPO), alleging violations of Section 16(b) of the Exchange Act of 1934, as amended. The complaint alleged that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal shareholders exceeded ten percent of our outstanding common stock for a period following our IPO. The complaint further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). Oplink was named as a nominal defendant in the action, but has no liability for the asserted claims. In March 2009, the District Court granted a joint motion by Oplink and other issuer defendants to dismiss the complaint without prejudice on the grounds that the plaintiff had failed to make an adequate demand on us prior to filing her complaint. In its order, the District Court stated it would not permit the plaintiff to amend her demand letters while pursuing her claims in the litigation.

Because the District Court dismissed the case on the grounds that it lacked subject matter jurisdiction, it did not specifically reach the issue of whether the plaintiff’s claims were barred by the applicable statute of limitations. However, the District Court also granted a Joint Motion to Dismiss by the underwriter defendants in the action with respect to cases involving nonmoving issuers, holding that the cases were barred by the applicable statute of limitations because the issuers’ shareholders had notice of the potential claims more than five years prior to filing suit. The plaintiff appealed. On December 2, 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss the moving issuers’ cases (including Oplink’s) on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriters’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. On January 18, 2011, the Ninth Circuit denied various parties’ petitions for rehearing and for rehearing en banc but stayed its rulings to allow for appeals to the United States Supreme Court.  On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the adequacy of the pre-suit demand.  On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's decision relating to the statute of limitation issue. On June 27, 2011, the Supreme Court denied the plaintiff's petition regarding the demand issue but granted the underwriters' petition relating to the statute of limitations issue.  The Supreme Court heard oral arguments on November 29, 2011. On March 26, 2012, the Supreme Court reversed the Ninth Circuit’s decision, holding that the plaintiff’s claims were barred by the two year statute of limitations established in Section 16.

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

The geographic breakdown of revenues by customers’ bill-to location is as follows (in thousands):

	Three months ended		Nine months ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
United States	$16,367	$21,733	$44,491	$58,640
China	8,922	11,160	31,702	33,840
Europe	6,931	6,875	21,037	26,320
Japan	5,043	5,210	12,356	15,186
Other	6,715	8,493	21,097	21,150
Total consolidated revenues	$43,978	$53,471	$130,683	$155,136

Top five customers, although not the same five customers together accounted for 44% and 59% of revenues for the three months ended April 1, 2012 and April 3, 2011, respectively, and 44% and 54% of revenues for the nine months ended April 1, 2012 and April 3, 2011, respectively.

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	April 1, 2012	July 3, 2011
China	$35,819	$26,273
United States	5,766	5,974
Taiwan	4,413	4,616
Total	$45,998	$36,863

Note 18 - Income Taxes

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.   The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of April 1, 2012, the Company’s total unrecognized tax benefits were $11.1 million, of which $8.9 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million as of April 1, 2012.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax benefit of $1.0 million and a tax provision of $0.6 million for the three months ended April 1, 2012 and April 3, 2011, respectively, and a tax benefit of $11,000 and tax provision of $2.3 million for the nine months ended April 1, 2012 and April 3, 2011, respectively.  The decrease in tax provision for the three and nine months ended April 1, 2012 compared to the three and nine months ended April 3, 2011 was primarily due to lower income before taxes and change in the geographic mix of pre-tax income.  The effective tax rate for the third quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research & development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2004 to 2010 remain open in several jurisdictions.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended April 1, 2012 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Results of Operations

Revenues

	Three Months Ended				Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change	April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Revenues	$43,978	$53,471	$(9,493)	(17.8)%	$130,683	$155,136	$(24,453)	(15.8)%

Revenues decreased for the three months ended April 1, 2012 compared to the three months ended April 3, 2011, primarily due to decreased unit shipments in our ROADM optical switching and routing product, multiplexer product and monitoring and conditioning product, partially offset by an increase in revenues in our amplification product.  A decline in average selling prices also contributed to the decrease in revenues in the three months ended April 1, 2012 compared to the three months ended April 3, 2011. The decreases in unit shipments and average selling price were driven by the softness in the telecommunications market.

Revenues decreased for the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011, primarily due to a decrease in revenues in our ROADM optical switching and routing products, optical amplification product, monitoring and conditioning product and multiplexer product, partially offset by an increase in revenues in our line transmission application product.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 44% and 59% of revenues for the three months ended April 1, 2012 and April 3, 2011, respectively, and 44% and 54% of revenues for the nine months ended April 1, 2012 and April 3, 2011, respectively.

For the three months ending July 1, 2012, we expect our revenues to be in the range of $42 million to $46 million.

Gross Profit

	Three Months Ended				Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change	April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Gross profit	$13,508	$19,283	$(5,775)	(29.9)%	$40,979	$54,513	$(13,534)	(24.8)%
Gross profit margin	30.7%	36.1%			31.4%	35.1%

Gross profit decreased for the three months ended April 1, 2012 compared to the three months ended April 3, 2011 primarily driven by lower revenues, higher manufacturing overhead expenses and labor costs, partially offset by higher utilization of previously reserved inventory and lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized. The gross profit was positively impacted by the sale of previously reserved inventory of $1.1 million and $0.9 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The decrease in gross profit for the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011 was primarily driven by lower revenues, higher manufacturing overhead expense and lower utilization of previously reserved inventory.  The sale of previously reserved inventory was $3.1 million and $4.4 million for the nine months ended April 1, 2012 and April 3, 2011, respectively.

The decrease in gross profit margin for the three months ended April 1, 2012 compared to the three months ended April 3, 2011 was primarily driven by higher manufacturing overhead expense, increased labor and material costs as a percentage of revenues, partially offset by higher utilization of previously reserved inventory.  The decrease in gross profit margin for the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011 was primarily driven by higher manufacturing overhead expense and labor costs as a percentage of revenues and lower utilization of previously reserved inventory, partially offset by the lower material costs as a percentage of revenues .

We expect our gross profit margin for the three months ending July 1, 2012 to remain at the same level compared to the three months ended April 1, 2012.

Research and Development

	Three Months Ended				Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change	April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Research and development	$5,665	$4,322	$1,343	31.1%	$15,688	$11,713	$3,975	33.9%
Stock-based Compensation	359	343	16	4.7%	1,063	992	71	7.2%
Total expenses	$6,024	$4,665	$1,359	29.1%	$16,751	$12,705	$4,046	31.8%

Research and development expenses increased $1.4 million and $4.0 million for the three and nine months ended April 1, 2012 compared to the three and nine months ended April 3, 2011. The increase was primarily due to higher salary and other employee related compensation expenses associated with an increase in headcount and higher R&D material and consulting expenses primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to increase for the three months ending July 1, 2012 compared to the three months ended April 1, 2012 due to increased headcount and higher R&D material expenses as a result of increased new product development activities.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change	April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Sales and marketing	$2,813	$2,625	$188	7.2%	$7,909	$7,565	$344	4.5%
Stock-based Compensation	506	482	24	5.0%	1,520	1,353	167	12.3%
Total expenses	$3,319	$3,107	$212	6.8%	$9,429	$8,918	$511	5.7%

Sales and marketing expenses increased $0.2 million and $0.5 million for the three and nine months ended April 1, 2012 compared to the three and nine months ended April 3, 2011. The increase was primarily due to an increase in salary and other employee related compensation expenses. The increase in stock based compensation expense in the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011 was primarily due to additional grants to new and existing employees.

We expect our sales and marketing expenses, excluding stock compensation expense, to increase slightly for the three months ending July 1, 2012 compared to the three months ended April 1, 2012.

General and Administrative

	Three Months Ended					Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change		April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
General and administrative	$1,890	$2,052	$(162)	(7.9	% )	$10,844	$5,815	$5,029	86.5%
Stock-based Compensation	377	404	(27)	(6.7	% )	1,579	1,552	27	1.7%
Total expenses	$2,267	$2,456	$(189)	(7.7	% )	$12,423	$7,367	$5,056	68.6%

General and administrative expenses decreased $0.2 million for the three months ended April 1, 2012 compared to the three months ended April 3, 2011.  The decrease was primarily due to lower legal expense as we settled the patent litigation with Finsiar in December 2011, partially offset by an increase in salary and other employee related compensation expenses.

General and administrative expense increased $5.1 million for the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011.  The increase was primarily due to increased professional fees, higher legal expense related to patent litigation with Finisar and an expense of $3.3 million recognized during the nine months ended April 1, 2012 resulting from the litigation settlement we had with Finisar in December 2011. On December 14, 2011, we and OCP entered into a Settlement and Cross License Agreement with Finisar, which agreement resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, we paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against us in the various lawsuits, we granted a license to Finisar to our patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed.  We determined that the portion of the $4 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended April 1, 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty, of which $0.1 million was included in prepaid and other current assets and $0.6 million was included in other assets on our condensed consolidated balance sheets as of April 1, 2012. Amortization expense will be charged to cost of sales over the period which we expect to benefit from the patents beginning in January 2012.  During the three months ended April 1, 2012, $24,000 was amortized as cost of sales.

We expect our general and administrative expenses, excluding stock compensation expense, to remain at the same level for the three months ending July 1, 2012 compared to the three months ended April 1, 2012.

Amortization of Intangible Assets

	Three Months Ended				Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change	April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Amortization of intangible assets	$91	$451	$(360)	(79.8)%	$573	$1,353	$(780)	(57.6)%

Amortization of intangible assets decreased $0.4 million and $0.8 million for the three and nine months ended Apri1 1, 2012 compared to the three and nine months ended April 3, 2011.  The decrease was primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net loss (gain) on sale and disposal of fixed assets. The net loss on sale and disposal of fixed assets was $19,000 for the three months ended April 1, 2012 and the net gain on sale and disposal of fixed assets was $24,000 for the three months ended April 3, 2011.  The net gain on sale and disposal of fixed assets was $0.4 million and $0.1 million for the nine months ended April 1, 2012 and April 3, 2011, respectively.

Interest and Other Income, Net

	Three Months Ended					Nine Months Ended
	April 1, 2012	April 3, 2011	Change	Percentage Change		April 1, 2012	April 3, 2011	Change	Percentage Change
	(In thousands, except percentage)
Interest and other income, net	$93	$180	$(87)	(48.3	% )	$408	$291	$117	40.2%

Interest and other income, net decreased $0.1 million for the three months ended April 1, 2012 compared to the three months ended April 3, 2011, primarily attributable to a decrease in gain related to employee pension liabilities. Interest and other income, net increased $0.1 million for the nine months ended April 1, 2012 compared to the nine months ended April 3, 2011, primarily attributable to a decrease in foreign currency losses.

Provision (benefit) for Income Taxes

As a multinational corporation, we are subject to taxation in the United States and in foreign jurisdictions. The taxation of our business is subject to the application of multiple tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax benefit of $1.0 million and a tax provision of $0.6 million for the three months ended April 1, 2012 and April 3, 2011, respectively, and a tax benefit of $11,000 and a tax provision of $2.3 million for the nine months ended April 1, 2012 and April 3, 2011, respectively.  The decrease in tax provision for the three and nine months ended April 1, 2012 compared to the three and nine months ended April 3, 2011 was primarily due to lower income before taxes and change in the geographic mix of pre-tax income. The effective tax rate for the third quarter of fiscal 2012 differs from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research & development deduction in China.

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2004 to 2010 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity, which totaled approximately $319.5 million in aggregate net proceeds, partially offset by $84.2 million in common stock repurchases, net of proceeds from exercise of stock options, employee stock purchase plan and warrants through April 1, 2012. As of April 1, 2012, we had cash, cash equivalents and short-term and long-term investments of $176.1 million and working capital of $221.6 million.

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

Nine Months Ended April 1, 2012

Our operating activities provided cash of $16.7 million for the nine months ended April 1, 2012, primarily attributable to a net income of $2.6 million adjusted by non-cash charges of $4.6 million in depreciation expenses, $4.5 million in stock-based compensation expenses, $1.2 million in amortization of intangible assets and $0.6 million in deferred income tax. Net cash provided by working capital related items was $3.5 million for the nine months ended April 1, 2012.

For the nine months ended April 1, 2012, the change in working capital was primarily driven by a decrease in inventories of $5.5 million, an increase in accrued and other liability of $1.6 million partially offset by an increase in prepaid and other assets of $2.4 million and an increase in accounts receivable of $1.0 million.

The decrease in inventory in the nine months ended April 1, 2012 was primarily attributable to a decrease in revenues and our efforts to align our inventory levels to meet current and future demand.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

The increase in accrued and other liabilities in the nine months ended April 1, 2012 was primarily due to increased salary and other employee related benefit accrual, higher accrued R&D bonus, partially offset by lower legal and other professional service expense related accruals.

The increase in prepaid and other assets in the nine months ended April 1, 2012 was primarily due to increases in balance of bankers’ acceptance notes, employee benefits related receivable and a $0.6 million prepaid license fees resulting from the litigation settlement with Finisar.

The increase in accounts receivable in the nine months ended April 1, 2012 was primarily due to the longer payment terms extended to our customers. Days sales outstanding (“DSO”) was 75 days for the three months ended April 1, 2012 compared to 73 days for the fourth quarter of fiscal 2011. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis

For the nine months ended April 1, 2012, our investing activities used cash of $3.3 million due to purchase of property and equipment of $10.8 million and purchase of available for sale and held to maturity investments of $164.3 million, partially offset by sales and maturities of available for sale investments of $171.6 million and proceeds from sales of equipment of $0.4 million, respectively. In addition, we used $0.2 million to purchase non-marketable equity securities in the nine months ended April 1, 2012. We expect our capital expenditure to be approximately $12 million for fiscal 2012.

        For the nine months ended April 1, 2012, our financing activities used cash of $19.8 million due to $19.9 million cash used to repurchase our common stock and $1.2 million in tax withholding payments related to net share settlements of restricted stock units partially offset by $1.3 million cash proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Nine Months Ended April 3, 2011

Our operating activities provided cash of $29.3 million in the nine months ended April 3, 2011 primarily as a result of a net income of $22.3 million for the period adjusted by non-cash charges of $4.0 million in depreciation expense, $3.1 million in amortization of intangible assets, $4.2 million in stock-based compensation expense, partially offset by a decrease in cash of $4.4 million as a result of a change in net working capital.

For the nine months ended April 3, 2011, the change in net working capital was primarily the result of an increase in accounts receivables and inventory of $5.9 million and $0.3 million, an increase in income tax receivable and payable of $1.6 million and a decrease in accounts payable of $2.5 million, partially offset by an increase in accrued liabilities and other liabilities of $1.8 million and a decrease in prepaid expenses and other assets of $0.8 million.

The increase in accounts receivable was primarily due to higher shipments in the nine months ended April 3, 2011. Days sales outstanding (“DSO”) was 62 days for the third quarter of fiscal 2011 compared to 70 days for the fourth quarter of fiscal 2010.

The increase in inventory in the nine months ended April 3, 2011 was primarily attributable to our efforts to maintain an adequate supply of product for our customers.

The decrease in prepaid expenses and other assets in the nine months ended April 3, 2011 were primarily due to a decrease in balance of bankers’ acceptance notes.

The decrease in accounts payable in the nine months ended April 3, 2011 was largely due to the change in the level of inventory purchase and the timing of payments to our vendors.

The increase in accrued liabilities and other liabilities in the nine months ended April 3, 2011 was primarily due to increases in accrued bonus and commission as a result of higher revenue.

Our investing activities used cash of $6.9 million in the nine months ended April 3, 2011 primarily due to purchase of investment of $136.2 million and purchase of property, plant and equipment of $5.3 million, net of proceeds from sales of property and equipment, partially offset by maturities of marketable investment securities of $134.6 million.

Our financing activities provided cash of $11.3 million in the nine months ended April 3, 2011 due to $17.9 million in proceeds from issuance of common stock in connection with the exercise of stock options and the employee stock purchase plan, partially offset by $6.5 million of cash spent on the repurchase of our common stock.

Off-Balance Sheet Arrangements

As of April 1, 2012, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 4 Recent Accounting Pronouncement” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of April 1, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$13,014	$12,784	$230	$--	$--
Operating leases	365	243	122	--	--
Capital expenditure	1,400	1,288	112	--	--
Total	$14,779	$14,315	$464	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term to take advantage of higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of April 1, 2012 and April 3, 2011, the gross unrealized losses on our investments classified as available-for-sale were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of April 1, 2012 and April 3, 2011 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest earnings. Declines in interest rates could have a material impact on interest earnings for our investment portfolio.

The following table summarizes our investment in debt securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	April 1,	April 1,	July 3,	July 3,
	2012	2012	2011	2011
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$14,725	0.07%	$11,514	0.02%
Cash equivalents - fixed rate	12,942	0.09%	20,945	0.07%
Short-term investments - fixed rate	107,071	0.18%	134,089	0.31%
Long-term investments – fixed rate	7,274	0.59%	--	--
Total	$142,012		$166,548

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at April 1, 2012 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and nine months ended April 1, 2012 and April 3, 2011.

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

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $15.5 million at April 1, 2012. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock prices of our publicly traded equity securities as of April 1, 2012 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
As of April 1, 2012	Fair Value	(30%)	(20%)	(10%)
Publicly traded equity securities	$15,503	$10,852	$12,403	$13,953

        The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The aggregate cost of investments in privately-held companies was $0.6 million and $0.4 million at April 1, 2012 and July 3, 2011 and was included in other assets in our condensed consolidated balance sheets.

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

We expect the market price of our common stock to fluctuate significantly. Within the past several years, the market price of our common stock has fluctuated from an intra-day low of $5.05 in November 2008 to an intra-day high of $29.48 on February 18, 2011. The closing sale price of our common stock on May 10, 2012 was $14.03. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

Our gross profit margins vary among our product families, and our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for certain products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.  We must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.  Recently, our gross profit margin has declined from 36.7% in the quarter ended January 2, 2011 to 30.7% for the quarter ended April 1, 2012, our most recently completed quarter, and may decline further in the future due to the factors described above.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended April 1, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2012 - January 29, 2012	--	$--	--	$40,000
January 30, 2012 - February 26, 2012	--	$--	--	$40,000
February 27, 2012 - April 1, 2012	90	$15.92	90	$38,567
Total	90	$15.92	90

 On May 25, 2010, we announced that our Board of Directors authorized a program to repurchase up to $40 million of our common stock. $16.0 million and $5.5 million of our common stock were repurchased under this repurchase program during the fiscal year ended July 3, 2011 and June 27, 2010, respectively. During the three months ended October 2, 2011, we repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million. This program was completed as of October 2, 2011.

On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares.  During the nine months ended April 1, 2012, we repurchased 0.9 million shares at an average price of $15.92 per share for a total purchase price of $1.4 million. As of April1, 2012, approximately $38.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

OPLINK COMMUNICATIONS, INC.
Date: May 11, 2012	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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