Form 10-K
period 2012-07-01
OPLINK COMMUNICATIONS INC
filed 2012-09-14
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of January 1, 2012 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $301.2 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 26, 2012, approximately 19,100,899 shares of the registrant's common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after July 1, 2012, the end of the registrant’s fiscal year.

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

    We provide over 350 different products that are sold as components and modules, or are integrated into custom solutions. We provide customers with high quality optical subsystems and components that are used for bandwidth creation, bandwidth management, interconnect and transmission products. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, metropolitan area networks (“MANs”), local area networks (“LANs”), wireless backhaul, internet data centers and fiber-to-the-home (“FTTH”) networks.

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

    Our broad product portfolio includes solutions for next-generation, all-optical reconfigurable optical add-drop multiplexing (“ROADM”), wavelength selective switch (“WSS”), dense and coarse wavelength division multiplexing (“DWDM” and “CWDM,” respectively), optical amplification, signal switching and routing, signal conditioning and monitoring, fiber interconnect/termination/distribution and line transmission applications. Our addressable markets include long-haul networks, MANs, LANs, wireless backhaul and FTTH networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers, as well as data centers, clouding computing providers and system integrators located around the globe.

    We also serve as a photonic foundry to provide design, integration and optical manufacturing solutions (“OMS”) for advanced and cost-effective components and subsystem manufacturing at our principal in-house design, service and manufacturing facility in Zhuhai, China. We offer our customers expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications, as well as solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions. Our OMS customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

    Our transmission product portfolio includes fiber optic transmitters, receivers, transceivers and transponders. Optical transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. Our optical transmission products are used primarily in MAN, LAN, wireless backhaul and FTTH applications. Our transmission products are engineered with varying levels of integration to suit customers. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface. We also provide transceivers with build-in transmit and receive optical multiplexing and demultiplexing optical filters so only a single fiber or connector interface is needed for bi-directional optical transmission.

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

    We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

    Our fiscal year ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. Fiscal 2012 consisted of 52 weeks, while fiscal 2011 was a 53 week period.  For further information, please see “Note 1 – The Company ” of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Our Solution

    We are the leader in the optical industry and is uniquely positioned to provide unparalleled OMS to our customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer’s specific needs.

    The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes our OMS service the ideal solution for meeting the needs of system and subsystem companies for cost-effective manufacturing of optical equipment. We possess the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with our 182,000 square feet Class-100K clean room and a 574,000 square feet manufacturing facility in Zhuhai, China.

    We offer a wide range of engineering and design services, which include:

●	Optic-centric design;

●	Electrical system design;

●	Software and firmware development;

●	Thermal management;

●	Mechanical design;

●	System integration; and

●	Standards compliance.

    We offer customers turnkey solutions including the following value-added services:

●
Optical Product Design and Optimization. We provide optical design, mechanical design, printed circuit board (PCB) layout and electrical design and software and firmware design services to our customers.

●	Testing. We carry out full optical and electrical system and component testing for customers to test for reliability, compliance and subsystem integration.

●	Customer Care. We provide preorder and post-sales customer support, access to engineering support, flexible order fulfillment/shipment and customer training around the globe.

●
System Integration. We provide full system integration with performance testing, validation and guaranteed product performance. The integration and testing can be performed with any customer specified hardware or designs.

●	Procurement. We leverage our extensive expertise in the optical industry in our selection of reliable suppliers with the highest quality products for customers.

●	Expert Assembly and Packaging. We offer extensive experience in integrated assembly and packaging optimization to meet even the most challenging specification.

●
Comprehensive Supply Chain Management. We employ a synchronized and fully integrated supply chain model that addresses integration challenges specific to the optical environment as well as key logistical concerns.

●
Prototyping. To facilitate successful and timely new product introductions, our manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

●	Global Distribution. We provide customers with the flexible, worldwide shipment of assembled product.

Our Strategy

    We provide highly integrated optical sub-systems, pioneering design services and custom solutions to network equipment makers. By leveraging our well-established core competencies in optical design and manufacturing, we are able to serve not only equipment makers selling to end-customers, but also module and component makers in need of a manufacturing partner.

    The core elements of our strategy are:

    Strengthening and expanding our leadership in passive optical products. We have successfully transformed from a pure components maker from our inception through IPO to a supplier today offering a comprehensive product portfolio encompassing passive components, modules and subsystems. We believe that our dedication to developing a diversified product line together with our manufacturing efficiency has well-positioned us to provide system equipment makers with state-of-the-art tools, e.g., ROADM or its building blocks such as WSS, optical amplifier, multiplexer/demultiplexer, multicast switch, tunable filter and optical performance monitor, for enhancing bandwidth provisioning and lowering network costs. It is projected that with the ever-increasing demand for bandwidth fueled by peer-to-peer networking traffic, file sharing, IPTV, internet video content, online gaming, music downloading and a myriad of other applications, the network infrastructure build-out will continue over the coming years. We believe that a focus on strengthening and expanding our leadership in passive optical products, which unlike the active products are agnostic to the data rate evolution to 40G/100G, is central to our business success in the future.

    Innovation through integration and miniaturization based on commercially available technology platforms. We understand that developing new products requires substantial investment with long and uncertain profitability cycles. As such, we seek to leverage our product development spending through incremental integration/hybridization and miniaturization based on existing technology platforms that are already widely available, including optical thin-film coating, free-space micro-optics, fused fiber optics, Micro-Electro-Mechanical Systems ("MEMS"), Planar Lightwave Circuit ("PLC") or Arrayed-Waveguide Grating ("AWG") and Liquid Crystal ("LC"). In addition, we are proactively exploring optical technologies established outside the telecom industry to cultivate product ideas which could benefit our core business growth.

    Growing market share in 10G and higher speed transceivers for metro applications. We are focused on seeking to offer our customers best-in-class pluggable transceivers for 10G and higher data rate metro/aggregation DWDM and CWDM optical networking applications, capitalizing on the increasing demand for bandwidth upgrade and industry-wide transition from traditional larger footprint, higher power consumption 300-pin transponders to smaller, low power dissipating XFP and SFP+ form factors. We believe that our global product development model with integrated engineering teams both in the United States ("U.S.") and China will enable our worldwide customers to improve time-to-market with optimal features, performance and cost. To address diverse customer network deployment conditions, we offer a broad portfolio of 10G DWDM and CWDM XFP and SFP+ products with a wide range of operating temperature ranges.

    Enhancing engineering capabilities in China. In parallel to building solid manufacturing operations in China, we have recognized the equal importance of leveraging the local talent in product design and development and significantly increased the engineering workforce in our facilities in Zhuhai and Wuhan. While reserach and development ("R&D") resources in the U.S. participate in customer application support and focuses on developing advanced IP and prototypes, engineering teams in China have taken on an increasingly larger role in new product introduction. As a result, we are able to maintain relative lower overhead expense to better compete in the marketplace and deliver shareholder value.

    One-Stop-Shop OMS solution provider. As an inventor and leader of the OMS or photonic foundry model, we offer a one-stop-shop approach or turnkey solutions that are customized to our customers’ specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing. Therefore, we believe that suppliers like us who are able to offer a more integrated manufacturing solution to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer’s time-to-market. We believe that offering a broad range of solutions increases our penetration of existing and new customers.

    Continuous focus on our cost structure. We maintain vertically integrated photonic manufacturing facilities in low-cost overseas locations. Our low-cost manufacturing facilities allow us to do full design work in-house which enables us to supply cutting edge products at the lowest possible cost in the industry.

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

    Customer satisfaction. We place a high value on our relationships with our customers around the world, large and small. To date, we have created well over 10,000 customized product specifications to fulfill customers’ exact requirements. We believe that building a long-term mutual trust with our customers is instrumental to nurture sustainable business growth and cultivate a healthy ecosystem.

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

    Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the channel wavelengths narrows and it becomes increasingly difficult to separate and combine them. We offer wavelength expansion products that are designed to enable the combination and separation of individual wavelengths in all parts of the network including emerging access, metro networks and long haul networks. We offer the following products to handle these tasks:

●
Dense Wavelength Division Multiplexers ("DWDM"). A DWDM is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber or separates these wavelengths at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin-film filters and arrayed waveguide grating, or AWG. Our solutions are available in a variety of channel spacing.

●
Coarse Wavelength Division Multiplexers ("CWDM"). A CWDM is a solution for cost-effective bandwidth creation in the mobile backhaul, access, cable TV and metro environments. A CWDM is an integrated Mux/Demux module or subsystem that combines/separates, respectively, two or more wavelengths at a channel spacing that is defined much wider than that for standard DWDM.

●
Band Wavelength Division Multiplexers ("BWDM"). BWDM products help manage multiple International Telecommunication Union, or ITU, channels within Mux/Demux or optical add/drop applications. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products for the 50, 100 and 200 GHz channel spacing plans.

●
DWDM Interleavers. A DWDM interleaver is an optical component that combines two sets of light signals each spaced at alternating ITU channel numbers from two separate fibers into a single fiber, which effectively doubles the capacity of the optical network system, or conversely, separates a single light source into two sets of alternately spaced signals. This unique bandwidth doubling capability, together with the AWG module, enables a cost-effective Mux/Demux solution for network operators with the pay-as-you-grow upgrade option for today’s 50GHz grid network. Our interleaver has also facilitated the deployment of network that is founded on Photonic Integrated Circuit ("PIC").

    Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals naturally lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power also at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. Such attenuated optical signal can be intensified with Erbium Doped Fiber Amplifiers, or EDFAs, or with Raman amplifiers, neither of which require optical-to-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly. A typical amplifier consists of a fiber, one or multiple pump lasers and a number of passive fiber optic components. We offer both the Erbium doped fiber amplifiers ("EDFAs")and Raman amplification products except the standalone third party pump laser. Our optical amplification products include the following:

●
Gain Blocks. Gain blocks are integrated optical subsystem building blocks consisting of Erbium Doped Fibers (“EDFs”), one or multiple pump lasers and passive fiber optic amplifier components to boost the intensity of an incoming optical signal. The electronic control circuit is excluded from the gain block. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

●
EDFAs. EDFAs are optical subsystems that employ, in addition to all the elements used in a gain block, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

●
Wavelength Division Multiplexers (“WDM”) Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine signal light with pump laser sources.

●
Integrated Hybrid Components. These components can combine the functionality of two or more optical components, including isolator, tap coupler and WDM pump/signal combiner. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

●	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers of different wavelengths into one common pump source for amplification.

●
Polarization Beam Combiners. Polarization beam combiners are optical components that combine two light sources of different or same wavelengths but orthogonal polarizations to increase the power output of an optical amplifier.

●
Integrated Polarization Beam Combiner and Depolarizer ("IPBCD"). Used in Raman or Hybrid Raman/EDFA amplifiers, IPBCD serves the dual function of combining two pump lasers and scrambling the polarization of light to improve amplifier efficiency and performance.

●
Gain Flattening Filters. Gain flattening filters are used to ensure that signals are amplified by equal amounts. Our thin film filter technology employs multiple layers of optical materials on glass substrate to adjust optical output at different wavelengths to meet the needs of high power amplifiers.

●
Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing unwanted reflected light from returning to its laser source or EDF. Reflected light can interfere with a laser’s performance and create noise, which can impair system performance in optical networks.

●
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

    Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers for up to sixty-four different end destinations. Our optical switching and routing products include the following:

●
Optical Add/Drop Multiplexers ("OADMs"). OADMs are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

●
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

●
Reconfigurable OADMs (“ROADMs”). ROADMs combine OADM functionality, WSS, signal monitoring product, electronic control circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of selected optical wavelengths having variable amplitudes for different end destinations.

●
Switches. Our optical switches, based on opto-mechanical designs, are devices that can direct optical signals to different end destinations. We offer a variety of switch configurations ranging from the most simplistic 1x1 (on-and-off), 1x2 and dual 1x2 (integrated two 1x2’s in 1 package) through 2x2, 1x4, 1x8 and 1x16 to the most sophisticated 1x64 that is used in remote fiber test systems for performance monitoring and fault locating to reduce network down time and save operational cost in Passive Optical Network (PON), a.k.a. FTTH network.

●
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

●
Variable Optical Attenuators ("VOAs"). VOAs are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have desired power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

●
Variable Multiplexers. Variable Multiplexers combine multiple ITU channel signals along with the function of adjusting the power level. The subsystems attenuate the power level of individual ITU signals to achieve equalization of the spectrum or blocking specific channels.

●
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

    We offer the following products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency:

●	Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channels for use in monitoring the network performance.

●
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

●
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

●
Optical Channel Monitors (“OCM”). Our OCM provides real-time feedback about system performance and adds intelligence to network element management. It uses a single third-party tunable optical filter to sweep through all optical channels, measures the filtered signal with a single photo detector, analyzes the measured spectrum with proprietary algorithm and reports the signal power, optical signal-to-noise ratio (OSNR), signal wavelength, signal modulate rate, and signal fidelity.

●
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

Optical Interconnect Products

    The acquisition of Emit Technology Co., Ltd. (“Emit”) in early 2010 enabled us to offer communications system equipment makers a broadened suite of precision-made, cost-effective and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

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

Transmission Products

    The acquisition of Optical Communication Products, Inc. (“OCP”) in 2007 and continuing product development have enabled us to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that we can now offer our customers. Our transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are integrated optoelectronic components and integrated circuits with embedded control and software that are used to enable network equipment to transmit data over long distance of optical fiber. Our transmission products convert electronic signals into optical signals and back into electronic signals often with build-in microcontroller based signal monitoring and conditioning, facilitating the transmission of information over fiber optic communication networks.

    SFP Transceivers. Small form-factor pluggable, or SFP, transceivers are “hot-pluggable” optical transceivers that can be removed or inserted into the equipment without turning off the power of the system. This feature allows our customers to readily reconfigure their systems without interrupting their network services, thereby, eliminating system downtime during upgrades and maintenance. SFP Transceivers are for 4Gbps transmission speed or below. Our cam latches are color coded to provide the end-user with an easy way to identify module types in an installed system.

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

    Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF, SFP,  XFP and SFP+, and provide up to 16 wavelength channels at nominally 1271nm, 1291nm, 1311nm, 1331nm, 1351nm, 1371nm, 1391nm, 1411nm, 1471 nm, 1491 nm, 1511 nm, 1531 nm, 1551 nm, 1571 nm, 1591 nm, and 1611 nm. They are available in a multi-rate format that allows operation at all speeds from 125 Mb/s Fast Ethernet up to 10Gb/s 10GbE and OC-192 SONET/SDH. Our CWDM transceiver products are available in industrial operating temperature option (-40 to +85 degrees Celsius).

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

    Our Bi-Directional transceivers are available in industry standard pluggable modules (SFP) and are compliant to the industry standard known as EFM (Ethernet for First Mile). The data transmission rates cover 125Mbps to 2.5Gbps for Fast Ethernet, Gigabit Ethernet and SONET/SDH applications. Our Bi-Directional product families are available in an industrial operating temperature option (−40 to +85 degree Celsius).

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

    Our DWDM transceivers are available in the SFP, XFP and SFP+ package, and provide up to 88 wavelength channels. DWDM SFP transceivers are available in a multi-rate format that allows operation at all speeds from 125Mb/s up to 2.5Gb/s and accommodate reaches up to 200km. DWDM XFP transceivers are available to support 10GbE and OC192 SONET data rate with or without forward error correction (FEC) at modulation speed up to 11.3Gbps. Both DWDM SFP and XFP transceivers are available for industrial temperature operation (−40 to +85 degree Celsius). DWDM SFP+ transceivers are available to support 10GbE applications with smallest size and lowest power dissipation among all 10Gbps transceivers.

    Optical Supervisory Channel Transceivers. Optical supervisory channel transceiver is an optical transceiver operating at a pre-determined wavelength outside the EDFA band, and are used to transmit and receive optical channel monitoring messages between amplification and add/drop sites, and throughout the optical networking terminals.

    GEPON Products. Our GEPON product offering supports ONU (optical network unit) and OLT (optical line terminal) applications. The GEPON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source. We also offer “Turbo GEPON” transceivers that support 2x GbE data rate for increased bandwidth capacity.

    40G/100G Transceiver Products. We are in development of state-of-the-art high-data rate transceiver products that enables transmission of optical signals at 40Gbps and 100Gbps over a single fiber. A typical 40G or 100G transceiver includes build-in wavelength division multiplexing of multiple channels of lower speed optical signals for the transmitter side, and demultiplexing of composite multiple channels of lower speed optical signals on the receiver side. With high-degree of integration of optical WDM components with optoelectronics devices, mixed-signal integrated circuits and embedded micro-controller, 40G/100G transceivers enable  cost efficient deployment of high bandwidth networking systems.

Customers

    We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. A small number of customers have accounted for a significant portion of our net revenue.  Our top five customers, although not the same five customers for each period, together accounted for 45%, 52% and 53% of our revenues in fiscal 2012, 2011 and 2010, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues in fiscal 2012, 2011 and 2010. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. For further information, please see  “Concentration of Credit Risk” under “Note 2 – Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

 Marketing, Sales and Customer Support

    We market and sell our products through both direct sales and distribution channels.  We use a global direct sales force based in the U.S. and Asia. Our direct sales force works with our product engineers, product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs.  We currently have outside sales representatives and/or distributors selling our products in India, Israel, Italy, Japan and South Korea.

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

    Our primary product research and development facilities are located in Fremont, California and Wuhan, China. We also perform product research and development at our facilities in Zhuhai, China, Hsinchu, Taiwan, and Fremont, California. Our research and development expense was $22.4 million, $18.2 million and $11.2 million in fiscal 2012, 2011 and 2010, respectively.

Manufacturing

    We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China. We manufacture our optical interconnect products at our facility in Taipei, Taiwan. We perform thin film optical coating and precision optics manufacturing in Shanghai, China. We maintain a pilot line at our headquarters in Fremont, California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs.

    We own our facility in the Zhuhai Free Trade Zone totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We own our manfacutirng facility in Shanghai totaling approximately 46,000 square feet.  We also own the Taipei facility totaling approximately 30,000 square feet which maintains complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

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

Quality

    We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Our products undergo rigorous qualification tests and studies and are conducted according to Telcordia standards. Our ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters are third-party certified to the ISO 9001-2008 standard and TL 9000 Telecommunications quality standard. Our manufacturing operations at Zhuhai, China are third-party certified to the ISO 9001-2008 standard, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standards.

Competition

    The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:

●	competitive pricing;

●	the quality of our manufacturing processes and products;

●	the breadth of our product line;

●	offering short-lead times;

●	availability, performance and reliability of our products;

●	our ability to participate in the growth of emerging technologies;

●	the ability to win designs through prototyping;

●	established relationships with key customers;

●	ability to provide technical design support;

●	the compatibility of our products with existing communications networks;

●	manufacturing capacity and capability; and

●	our financial strength.

    We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optic Products, Avago Technologies, DiCon Fiberoptics, FDK Corporation, Finisar, Furukawa, JDS Uniphase Corporation, NEL Hitachi Cable, NeoPhotonics, Oclaro, Optoplex Corporation, Santec Corporation, Accelink, O-Net, Source Photonics, Sumitomo Electric and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

Intellectual Property

    As of the filing date of this report, we had been granted 192 issued patents and had 5 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 27 issued patents and 4 pending patent applications in the People’s Republic of China, 7 issued patents in Taiwan, 3 issued patents and 1 pending application in Canada, 1 issued patent and 2 pending applications in the European Union, and 1 pending application in Japan.

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

Employees

    As of July 1, 2012, we had approximately 3,454 employees worldwide, with approximately 135 employees located in the United States. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

    The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Fiscal Year Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Revenues:
United States	$62,768	$71,799	$46,963
China	43,098	44,270	34,698
Europe	27,496	32,821	23,644
Japan	15,738	19,603	16,624
Other	25,828	30,310	16,880
Total	$174,928	$198,803	$138,809

    The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	July 1, 2012	July 3, 2011
China	$35,100	$26,273
United States	5,825	5,974
Taiwan	4,467	4,616
Total	$45,392	$36,863

Executive Officers

    The following table sets forth certain information regarding our executive officers as of August 31, 2012:

Name	Age	Position
Joseph Y. Liu	61	Chairman and Chief Executive Officer
Shirley Yin	44	Senior Vice President and Chief Financial Officer
Peter Lee	38	Chief Operating Officer
River Gong	49	Senior Vice President, Worldwide Sales
Stephen M. Welles	44	Vice President, General Counsel and Secretary

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

Directors

    The following table sets forth certain information regarding our directors as of August 31, 2011:

Name	Age	Position
Joseph Y. Liu	61	Chairman and Chief Executive Officer
Chieh Chang	60	Director
Tim Christoffersen	70	Director
Jesse W. Jack	76	Director
Hua Lee	60	Director

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

    Tim Christoffersen has been a member of our Board of Directors since November 2009. Mr. Christoffersen served on the board of directors of Genesis Microchip Inc. from August 2002 until January 2008. From June 2004 to April 2006, Mr. Christoffersen was Chief Financial Officer of Monolithic Power Systems, Inc. (MPS), a semiconductor company, and served on MPS’s board of directors and as chairman of the board’s audit committee from March 2004 to July 2004. Mr. Christoffersen served as a financial consultant to technology companies from 1999 to 2004. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips and Technologies, Inc. from 1994 to 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master’s degree in Divinity from Union Theological Seminary in New York City.

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

    A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. The following is a discussion that highlights some of these risks. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

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

    It is difficult to forecast our revenues accurately. Our revenues, expenses and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future.  Within the last two years, our revenue has fluctuated from a high of $53.5 million for the quarter ended April 3, 2011 to a low of $43.3 million for the quarter ended January 1, 2012, and our operating results have fluctuated from GAAP net income of $26.3 million for the quarter ended July 3, 2011 to a GAAP net loss of $5.2 million for the quarter ended July 1, 2012, our most recently completed quarter. The factors that are likely to cause these variations include, among others:

●	an uncertain macro-economic climate, which could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

●	declines in the average selling prices of our products;

●
fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products and line transmission applications products);

●	special or non-recurring items that can significantly increase or decrease GAAP net income such as one-time tax benefits or charges, impairment charges or restructuring charges;

●	changes in our effective tax rate;

●
competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

●	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;

●
our inability to cut costs quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term;

●	the availability of materials and components used in our products or increases in the prices of these materials;

●	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues; and

●	costs associated with, and the outcomes of, any intellectual property or other litigation to which we may be a party.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. Within the last two years, the market price of our common stock has fluctuated from an intra-day low of $11.97 on July 12, 2012 to an intra-day high of $29.48 on February 18, 2011.  These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

●	quarterly variations in our operating results;

●	changes in financial estimates by securities analysts and/or our failure to meet estimates;

●	changes in market values of comparable companies;

●	announcements by our competitors or us of new products or of significant acquisitions, strategic partnerships or joint ventures;

●	any loss by us of a major customer;

●	economic fluctuations in the market for optical communications products, or in the telecommunications industry generally;

●	the outcome of, and costs associated with, any litigation to which we are or may become a party;

●	departures of key management or engineering personnel; and

●	future sales of our common stock.

Shifts in our product mix and continuous pricing pressure may result in declines in our gross margins.

    Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future.  Within the last two years, our gross profit margin has fluctuated from 36.7% in the quarter ended January 2, 2011 to 30.7% for the quarter ended April 1, 2012.  Factors that may cause our margins to fluctuate include shifts in our product, decreases in average selling prices for our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials cost.  We must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.

Resources devoted to research and development may not yield new products that achieve commercial success.

    We are currently increasing our expenditures on research and development, with the goal of developing and introducing new products to serve our current market.  In addition, we are devoting resources to a new business area referred to as Mobile Interactive or Internet of Things, which involves connecting sensors, cameras and other devices to smart phones, tablets and laptops. We are at an early stage with this venture and do not expect meaningful revenue in the immediate term.  The process of developing new products and a new business line entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

We are subject to the cyclical nature of the telecommunications equipment market and any future downturn may reduce demand for our products and revenue.

    The markets in which we compete are tied to the aggregate capital expenditures by carriers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles for both manufacturers’ and their customers’ products and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

    Our top five customers, although not the same five customers for each period, together accounted for 45%, 52% and 53% of our revenues in fiscal 2012, 2011 and 2010, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended July 1, 2012, July 3, 2011 and June 27, 2010. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

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

    Our ROADM products account for a substantial portion of our revenues. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, our ROADM revenues fluctuated from a low of $4.2 million in the fourth quarter of fiscal 2010 to a high of $14.2 million in the third quarter of fiscal 2011. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

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

    The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages.  We have recently increased our wage rates at our Zhuhai facility by approximately 10% in fiscal 2012 and more than 20% and 30% in fiscal 2011 and 2010, respectively, due to government-mandated increases in minimum wage levels. We expect that we may be required to increase wages even more in the future due to market conditions and/or additional government mandates.  If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected.  In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

If our liability for U.S. and foreign taxes is greater than we have anticipated and reserved for, our operating results may suffer.

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. As of July 1, 2012, we conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

A number of factors may adversely impact our future effective tax rates, such as:

●
changes in the tax laws of any of the countries in which we pay substantial taxes, including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;

●	changes in the valuation of our deferred tax assets and liabilities;

●	changes in U.S. general accepted accounting principles;

●
expiration or the inability to renew tax rulings or tax holiday incentives (such as the preferential 15% tax rate available to high technology companies in China, which we were granted in January 2012 and which expires at the end of calendar 2014); and

●	the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

    A change in our effective tax rate due to any of these factors may adversely impact our future results from operations.  Also, changes in tax laws could have a material adverse effect on our ability to utilize cash in a tax efficient manner.

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

    Participants in the communications and fiber optic components and subsystems markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including our competitors. In addition, from time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:

●	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

●	stop selling, incorporating or using our products that use the challenged intellectual property;

●	pay substantial monetary damages; or

●	redesign the products that use the technology.

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

    The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optics Products, Avago Technologies, Oclaro, DiCon Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, NEL Hitachi Cable, NeoPhotonics, OpNext, Source Photonics, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

    In addition, existing and potential customers may become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

    Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. Potential acquisitions also involve numerous risks, including:

●	problems assimilating the purchased operations, technologies or products;

●	unanticipated costs associated with the acquisition;

●	diversion of management’s attention from our core business;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees of purchased organizations.

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

    We derive a substantial portion of our revenues from customers located outside the United States and substantial portions of our operations are located in China and Taiwan. Our international operations expose us to a number of additional risks associated with international operations, including, without limitation:

●
disruptions to commercial activities or damage to our facilities as a result of natural disasters (such as earthquakes, floods and typhoons), political unrest, war, terrorism, labor strikes, and work stoppages;

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

    In addition, on September 13, 2002, our Board of Directors adopted a share purchase rights plan, which has certain additional anti-takeover effects. Specifically, the terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock. These rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

    We own the following facilities as of July 1, 2012:

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

●	We own our facility in Shanghai, China, totaling approximately 46,000 square feet which in used to manufacturing, administration, and research and development.

●	We also own a 61,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

In addition to these properties, we lease an approximately 8,400 square feet facility in Hsinchu, Taiwan for research and development.  The lease expires on December 31, 2012. We also lease smaller facilities in the U.S., Taiwan and China, which are used for research and development, sales and marketing and supply chain management.

    We believe that our facilities are currently adequate for our purposes. We believe that suitable additional or replacement spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

    For a discussion of legal proceedings, please see “Note 14 – Commitments and contingencies” in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

 Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low
Fiscal 2012
First Quarter	$18.77	$14.24
Second Quarter	17.68	14.30
Third Quarter	19.42	15.74
Fourth Quarter	17.41	12.28

Fiscal 2011
First Quarter	$19.80	$13.25
Second Quarter	20.77	15.25
Third Quarter	28.70	18.93
Fourth Quarter	20.53	15.85

    As of August 26, 2012, there were approximately 62 stockholders of record of our common stock, and a substantially greater number of beneficial owners. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graphs and Cumulative Total Return

    The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite and the NASDAQ Telecommunications Index for each of the last five fiscal years ended June 30.  Our fiscal year ends on a different day each year because our year ends on the Sunday closest to June 30 of each calendar year.  However, for convenience, the amounts shown below are based on a June 30 fiscal year end.  “Total return,” for the purpose of this graph, assumes an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparison in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Cumulative Total Return
	2007	2008	2009	2010	2011	2012
Oplink Communications, Inc.	$100.00	$64.00	$76.00	$95.53	$124.07	$90.20
NASDAQ Composite	$100.00	$84.54	$73.03	$82.88	$110.33	$115.30
NASDAQ Telecommunications	$100.00	$71.08	$59.76	$66.94	$80.70	$64.56

Repurchases of Equity Securities

    The following table shows the monthly stock repurchases during the fourth quarter of fiscal year 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 – April 29, 2012	90	$15.91	90	$37,137
April 30, 2012 – May 27, 2012	288	$13.78	288	$33,175
May 28, 2012 – July 1, 2012	117	$13.11	117	$31,640
Total	495	$14.01	495

    On May 25, 2010, we announced that our Board of Directors authorized a program to repurchase up to $40 million of our common stock. $16.0 million and $5.5 million of our common stock were repurchased under this repurchase program in fiscal 2011 and 2010, respectively. In fiscal 2012, we repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million under this program. This program was completed as of October 2, 2011.  On October 27, 2011, we announced that our Board of Directors approved a new program to repurchase up to $40 million of our common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million under this program.

As of July1, 2012, approximately $31.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Equity Compensation Plan Information

    Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information,” and is incorporated by reference into this report.

Item 6.  Selected Financial Data

    The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and  Part II, Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	July 1, 2012	July 3, 2011	June 27, 2010 (3)	June 28, 2009	June 29, 2008
Revenues	$174,928	$198,803	$138,809	$143,732	$176,253
Gross profit	56,162	69,670	44,171	32,662	35,258
Research and development	22,400	18,235	11,158	11,799	15,415
General and administrative (1)	14,833	10,486	10,841	12,487	19,720
Impairment charge	--	--	--	10,829	626
Transitional costs for contract manufacturing, other charges and restructuring costs	--	--	--	--	2,285
Merger fees	--	--	--	--	5,618
Operating income (loss)	5,507	27,494	11,857	(14,815)	(19,122)
Minority interest	--	--	--	--	(5,891)
Benefit (provision) for income taxes (2)	(8,628)	20,478	(1,645)	(2,074)	(1,045)
Net Income (loss)	$(2,582)	$48,516	$11,079	$(13,823)	$(6,758)
Basic net income (loss) per share	(0.13)	2.44	0.54	(0.67)	(0.31)
Diluted net income (loss) per share	(0.13)	2.32	0.51	(0.67)	(0.31)
Weighted average shares:
Basic	19,302	19,922	20,699	20,589	21,533
Diluted	19,302	20,945	21,631	20,589	21,533

(1) Fiscal 2012 included a $3.3 million patent litigation settlement with Finisar.
(2) Fiscal 2012 included a $8.1 million income tax provision related to the implementation of the international structure in the fourth quarter of fiscal 2012.  Fiscal 2011 included a $22.6 million income tax benefit related to the release of valuation allowance in the fourth quarter of fiscal 2011.
(3) We acquired approximately 94.1% of the outstanding shares of Emit Technology Co., Ltd. (“Emit”) in fiscal 2010. The number of additional Emit’s outstanding shares purchased in fiscal 2011 was immaterial. We did not purchase any additional Emit’s outstanding shares in fiscal 2012. As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2012 and 2011 had a full year of financial results from Emit.

Consolidated Balance Sheet Data

(in thousands)	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009	June 29, 2008
Cash, cash equivalents and short-term and long-term investments	$176,221	$186,733	$160,343	$168,656	$142,081
Working capital	204,914	248,619	182,606	188,750	159,696
Total assets	305,189	320,804	259,598	249,947	268,740
Long-term liabilities	8,858	6,852	4,923	3,492	989
Total stockholders’ equity	$272,132	$290,362	$228,649	$228,027	$238,270

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

    Our fiscal year ends on the Sunday closest to June 30. Fiscal years 2012 and 2010 consisted of 52 weeks. Fiscal 2011 was a 53-week fiscal year, one week more than a typical fiscal year. The extra week was included in the first quarter of fiscal 2011.

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

Use of Estimates and Critical Accounting Policies

    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Depreciation Expenses

    Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. In addition, we have land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Net  gain or loss on sale and disposal of fixed assets is recognized in the period which the gain or loss occurs.

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

Excess and Obsolete Inventory

    We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in fiscal 2012, 2011 and 2010. In such instances, our gross margins were positively impacted by the utilization of previously reserved inventory of $4.6 million, $5.4 million and $5.8 million in fiscal 2012, 2011 and 2010, respectively.

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

Long-Lived Assets

    We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. There was no impairment charge related to long-lived assets recorded in fiscal 2012, 2011 and 2010.

Goodwill

    Goodwill represents the excess of the consideration paid for a business acquisition over the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis during the fourth fiscal quarter or more frequently if we believe indicators of impairment exist.  The events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The impairment test is a two-step process. In the event that we determine that the value of goodwill has become impaired, we will record an impairment loss during the fiscal quarter in which the determination is made.

    Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We did not record any goodwill impairment charge in fiscal 2012, 2011 and 2010.

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

Business Combinations

    In accordance with ASC Topic 805, “Business Combination” (“ASC 805”), we recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree generally at their fair values as defined by ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Acquisition-related transaction costs and costs associated with restructuring activities initiated by us are accounted for as expenses in the periods in which the costs are incurred. We record the values of assets and liabilities based on independent valuations and internal estimate. The determination of fair value requires our management to make significant estimates and assumptions, and accordingly, our financial position or results of operations may be affected by changes in these estimates and assumptions.

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

    We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. We recognize accrued interest and penalties related to unrecognized tax benefit as a component of provision for income taxes in the consolidated statement of operations. For further information, please see “Note 12 – Income Taxes” of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-based Compensation

    In accordance with the provision of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), we measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value and recognize the costs in the financial statements over the employees’ requisite service period.

    The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted.  We estimate the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model. Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  In addition, we are required to estimate the number of stock-based awards that will be forfeited due to employee turnover.  Historical volatility is used in estimating the fair value of our stock compensation awards, while the expected term of our options is estimated based on historical trends. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation expense. We expense the estimated fair value to earnings on a straight-line basis.

    The Black-Scholes valuation model is developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock options and employee stock purchase plan awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option valuation model or other allowable valuation models, nor is there a method to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

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

Results of Operations for Fiscal 2012, 2011 and 2010

    Revenues

	Years Ended				Years Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentages)
Revenues	$174,928	$198,803	$(23,875)	(12.01%)	$198,803	$138,809	$59,994	43.2%

    Revenues decreased $23.9 million in fiscal 2012 compared to fiscal 2011. The decrease was primarily attributable to decreased unit shipments in ROADM optical switching and routing products and multiplexer products.  A decline in average selling prices also contributed to the decrease in revenues in fiscal 2012 compared to fiscal 2011.  The decreases in unit shipments and average selling price were driven by the softness in the telecommunications market. Partially offsetting these decreases was an increase in revenues from our transmission products, optical amplification products and monitoring and conditioning products due to increased demand from our customers.

    Revenue increased $60.0 million in fiscal 2011 compared to fiscal 2010.  We acquired Emit Technology Co., Ltd. (“Emit”) in the third quarter of fiscal 2010. The acquisition of Emit contributed approximately $11.3 million and $2.6 million of revenues for fiscal 2011 and 2010, respectively. Excluding the impact of the Emit acquisition, revenues increased $51.3 million in fiscal 2011 compared to fiscal 2010. The increase was mainly driven by increased unit shipments in all our major product categories, in particular our ROADM optical switching and routing products, partially offset by a slight decline in average selling prices, which is a characteristic of the industry in which we operate. The increase in shipments was largely due to an increase in demands from our customers.

    Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not the same five customers for each period, together accounted for 45%, 52% and 53% of our revenues in fiscal 2012, 2011 and 2010, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

Gross Profit

	Year Ended				Year Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentage)
Gross profit	$56,162	$69,670	$(13,508)	(19.4)%	$69,670	$44,171	$25,499	57.7%
Gross profit margin	32.1%	35.0%			35.0%	31.8%

    Gross profit decreased in fiscal 2012 compared to fiscal 2011 primarily driven by lower revenues and higher manufacturing overhead expenses, increased labor costs resulting from increased employee salary in China, and decreased utilization of previously reserved inventory partially offset by lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized. The gross profit was positively impacted by the sale of previously reserved inventory of $4.6 million and $5.4 million in fiscal 2012 and fiscal 2011, respectively.

    The decrease in gross profit margin in fiscal 2012 compared to fiscal 2011 was primarily driven by higher manufacturing overhead expense, increased labor costs as a percentage of revenues and lower utilization of previously reserved inventory.  Partially offsetting these decreases was a decrease in amortization expense of intangible assets as a percentage of revenues.

    The increase in gross profit in fiscal 2011 compared to fiscal 2010 was mainly driven by higher revenues, partially offset by higher material costs as a result of increased revenues, higher labor costs and manufacturing overhead expenses due to higher employee compensation expenses in China, and lower utilization of previously reserved inventory. During fiscal 2011, we increased our wage rates at our manufacturing facilities in Zhuhai by more than 20% due to government-mandated increases in minimum wage levels. Our gross profit for fiscal 2011 was positively impacted by sales of inventory that had been previously reserved of $5.4 million and was positively impacted by the sales of previously reserved inventory of $5.8 million in fiscal 2010.

    Our gross profit margin increased in fiscal 2011 compared to fiscal 2010 mainly due to lower manufacturing overhead expenses and material costs as a percentage of revenues, partially offset by higher labor costs as a percentage of revenues and lower utilization of previously reserved inventory.

    Research and Development

	Year Ended				Year Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentage)
Research and development	$21,038	$16,874	$4,164	24.7%	$16,874	$10,097	$6,777	67.1%
Stock-based compensation	1,362	1,361	1	0%	1,361	1,061	300	28.3%
Total expenses	$22,400	$18,235	$4,165	22.8%	$18,235	$11,158	$7,077	63.4%

     Research and development expenses increased $4.2 million in fiscal 2012 compared to fiscal 2011.  The increase was primarily due to higher salary and other employee related compensation expenses as a result of an increase in headcount, higher equipment expenses, R&D material and consulting expenses as we increased development efforts to bring new products to market.

    Research and development expenses increased $7.1 million in fiscal 2011 compared to fiscal 2010.  The increase mainly reflected higher salary and compensation expenses as a result of increases in headcount, salary and implementation of cash incentive plans and higher costs of materials associated with increase level of product development projects.

    We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. In addition, we intend to devote more resources to development of new products to serve our current market as well as products for expansion into new markets. As a result, we expect our research and development expenses in fiscal 2013 will increase compared to fiscal 2012. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of theproducts we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

    Sales and Marketing

	Year Ended				Year Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentage)
Sales and marketing	$10,992	$10,024	$968	9.7%	$10,024	$8,238	$1,786	21.7%
Stock-based compensation	2,119	1,820	299	16.4%	1,820	1,368	452	33.0%
Total expenses	$13,111	$11,844	$1,267	10.7%	$11,844	$9,606	$2,238	23.3%

    Sales and marketing expenses increased $1.3 million in fiscal 2012 compared to fiscal 2011. The increase was primarily due to an increase in salary and other employee related compensation expenses attributable to an increased headcount and an increase in stock-based compensation expense. The increase in stock-based compensation expense in fiscal 2012 compared to fiscal 2011 was primarily due to additional grants to new and existing employees.  We expect sales and marketing expenses in fiscal 2013 will increase compared to fiscal 2012 primarily resulting from an increase in headcount related to our mobile interactive business.

    Sales and marketing expenses increased $2.2 million in fiscal 2011 compared to fiscal 2010. The increase was mainly due to higher salary and compensation expenses driven by an increase in headcount and higher sales commission expenses as a result of increased revenues. Our acquisition of Emit in the third quarter of fiscal 2010 further contributed to the increase in sales and marketing expenses in fiscal 2011 compared to 2010.

    General and Administrative

	Year Ended				Year Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentage)
General and administrative	$12,876	$8,532	$4,344	50.9%	$8,532	$7,623	$909	11.9%
Stock-based compensation	1,957	1,954	3	0.2%	1,954	3,218	(1,264)	(39.3)%
Total expenses	$14,833	$10,486	$4,347	41.5%	$10,486	$10,841	$(355)	(3.3)%

    General and administrative expenses increased $4.3 million in fiscal 2012 compared to fiscal 2011.  The increase was primarily due to higher salary, higher legal expenses related to patent litigation with Finisar and an expense of $3.3 million recognized in 2012 resulting from the litigation settlement we had with Finisar in December 2011.  On December 14, 2011, we and our subsidiary, Optical Communications Products, Inc. entered into a Settlement and Cross License Agreement with Finisar, which resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, we paid $4.0 million to Finisar for a fully paid-up license to the Finisar patents asserted against us in the various lawsuits and granted a license to Finisar to our patents asserted against Finisar in the various lawsuits. All legal proceedings initiated by each party in all jurisdictions were dismissed.  We determined that the portion of the $4.0 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses on our consolidated statements of operations in fiscal 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty and will be amortized as cost of revenues over the period which we expect to benefit from the patents beginning in January 2012. During fiscal 2012, $49,000 was amortized as cost of revenues. As of July 1, 2012, $0.1 million was included in prepaid and other current assets and $0.5 million was included in other assets on our consolidated balance sheets.

    General and administrative expenses decreased $0.4 million in fiscal 2011 compared to fiscal 2010.  Excluding the impact of stock-based compensation expense, general and administrative expenses increased $0.9 million, primarily due to higher litigation costs and higher salary and compensation expenses, partially offset by lower facility expenses. Stock-based compensation expense decreased $1.3 million in fiscal 2011 compared to fiscal 2010, mainly due to canceled or fully vested equity awards, partially offset by additional grants to new and existing employees in fiscal 2011.

    Amortization of Acquired Intangible Assets

	Years Ended				Years Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentages)
Amortization of acquired intangible assets	$1,308	$4,004	$(2,696)	(67.3%)	$4,004	$3,848	$156	4.1%

    Amortization of intangible assets decreased $2.7 million in fiscal 2012 compared to fiscal 2011.  The decrease was primarily due to intangible assets from certain acquisitions becoming fully amortized. $0.6 million was included in the cost of revenues in fiscal 2012.

    Amortization of intangible assets increased $0.2 million in fiscal 2011 compared to fiscal 2010 primarily attributable to additional intangible assets acquired from the Emit acquisiton in the third quarter of fiscal 2010. $2.2 million was included in the cost of revenues in fiscal 2011 and 2010.

    Net Gain on Sale and Disposal of Assets

	Years Ended				Years Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentages)
Net gain on sale and disposal of assets	$353	$148	$205	138.5%	$148	$942	$(794)	(84.3%)

    Net gain on sale and disposal of assets increased $0.2 million in fiscal 2012 compared to fiscal 2011.  Net gain on sale and disposal of assets decreased $0.8 million in fiscal 2011 compared to fiscal 2010.  In fiscal 2010, we recognized a gain of $0.2 million on sales of certain intellectual property and recorded a gain of approximately $0.6 million on the dissolution of our subsidiaries. The gain on the dissolution of our subsidiaries primarily reflected the resolution of liabilities related to employee pension and compensation.

    Interest Income and Other, Net

	Years Ended				Years Ended
	July 1, 2012	July 3, 2011	Change	Percentage Change	July 3, 2011	June 27, 2010	Change	Percentage Change
	(In thousands, except percentages)
Interest income and other, net	$539	$544	$(5)	(0.9%)	$544	$867	$(323)	(37.3%)

    Interest income and other, net was flat in fiscal 2012 compared to fiscal 2011, as a decrease in interest income was offset by a decrease in currency exchange loss and an increase in other income  in fiscal 2012.  The decrease in interest income in fiscal 2012 was attributable to lower average interest rates and lower cash and investment balances during fiscal 2012 compared to fiscal 2011.   The decrease in interest income and other, net in fiscal 2011 compared to fiscal 2010 was mainly due to lower yields on our investments.

    Benefit (Provision) for Income Taxes.  We recorded an income tax provision of $8.6 million in fiscal 2012, compared to an income tax benefit of $20.5 million in fiscal 2011.  The income tax provision in fiscal 2012 was primarily attributable to the deferred tax implications of the transfer of certain intercompany liabilities.  As a result of the transfer, certain deferred tax assets will not be realized by the U.S. entity.  The income tax benefit in fiscal 2011 was attributable to the release of the valuation allowance of $22.6 millon.

    We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes certain licenses and other contractual arrangements between us and our wholly-owned domestic and foreign subsidiaries. Our foreign subsidiaries have acquired the existing intellectual property for an initial payment. As a result of these changes and an expanding customer base from Asia, we expect that a significant percentage of our consolidated pre-tax income will be derived from, and reinvested in, our Asian operations. We anticipate that this pre-tax income will be subject to foreign income tax rates which are lower than the U.S. rates.  We recorded an income tax provision of $8.1 million in the fourth quarter of fiscal 2012 related to the implementation of the international structure.

    We recorded an income tax provision of $1.6 million in fiscal 2010. Excluding the impact of the valuation allowance release in fiscal 2011, our tax provision for fiscal 2011 would have been approximately $2.1 million, a $0.5 million increase compared to fiscal 2010. The increase was mainly due to higher taxable income from all jurisdictions.

   We account for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of our deferred tax assets in each jurisdiction. After considering evidence such as historical financial results, the sources of future taxable income and tax planning strategies, in the fourth quarter of fiscal 2011 we concluded that a valuation allowance was no longer required for the U.S. federal deferred tax assets and a portion of our state deferred tax assets. Therefore, we released the valuation allowance against the U.S. federal deferred tax assets and a portion of the state deferred tax assets at the end of fiscal year 2011.

    At July 1, 2012, we had approximately $40.0 million of federal and $63.3 million of state net operating loss carryforwards. In fiscal 2012, we conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

    We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC 740. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. For further information, please see “Note 12 - "Income Taxes" of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

	Three Months Ended
	July 1, 2012	April 1, 2012	Jan. 1, 2012	Oct. 1, 2011
	(In thousands, except per share data)
	(Unaudited)
Revenues	$44,245	$43,978	$43,328	$43,377
Cost of revenues	29,062	30,470	29,977	29,257
Gross profit	15,183	13,508	13,351	14,120

Operating expenses:
Research and development	5,649	6,024	5,383	5,344
Sales and marketing	3,682	3,319	2,962	3,148
General and administrative	2,410	2,267	6,724	3,432
Amortization of acquired intangible assets	91	91	166	316
Net loss (gain) on sale and disposal of assets	13	19	(8)	(377)
Total operating expenses	11,845	11,720	15,227	11,863

Operating income (loss)	3,338	1,788	(1,876)	2,257
Interest income and other, net	131	93	202	113
Income (loss) before benefit (provision) for income taxes	3,469	1,881	(1,674)	2,370
Benefit (provision) for income taxes	(8,639)	977	181	(1,147)
Net income (loss)	$(5,170)	$2,858	$(1,493)	$1,223

Net income (loss) per share:
Basic	$(0.27)	$0.15	$(0.08)	$0.06
Diluted	$(0.27)	$0.14	$(0.08)	$0.06

Shares used in per share calculation:
Basic	19,117	19,200	19,185	19,707
Diluted	19,117	19,795	19,185	20,349

	Three Months Ended
	July 3, 2011	April 3, 2011	Jan. 2, 2011	Oct. 3, 2010
	(In thousands, except per share data)
	(Unaudited)
Revenues	$43,667	$53,471	$52,025	$49,640
Cost of revenues	28,510	34,188	32,916	33,519
Gross profit	15,157	19,283	19,109	16,121

Operating expenses:
Research and development	5,530	4,665	4,307	3,733
Sales and marketing	2,926	3,107	2,924	2,887
General and administrative	3,119	2,456	2,265	2,646
Amortization of acquired intangible assets	406	451	451	451
Net gain on sale and disposal of assets	(41)	(24)	(83)	-
Total operating expenses	11,940	10,655	9,864	9,717

Operating income	3,217	8,628	9,245	6,404
Interest income and other, net	253	180	54	57
Income before benefit (provision) for income taxes	3,470	8,808	9,299	6,461
Benefit (provision) for income taxes	22,790	(620)	(811)	(881)
Net income	$26,260	$8,188	$8,488	$5,580

Net income per share:
Basic	$1.28	$0.40	$0.43	$0.29
Diluted	$1.23	$0.38	$0.41	$0.28

Shares used in per share calculation:
Basic	20,535	20,308	19,556	19,335
Diluted	21,346	21,595	20,602	20,252

    Our revenues and operating results are likely to vary significantly from quarter to quarter and, as a result, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. Many of the factors that are likely to cause our quarterly results to vary are discussed in Part I, Item 1A “Risk Factors”.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through issuances of equity.  As of July 1, 2012, we had cash, cash equivalents, short-term and long-term investments of $176.2 million, a decrease of $10.5 million compared to fiscal 2011.  We had no outstanding debt at July 1, 2012 and July 3, 2011. We believe that our current cash, cash equivalents and short-term and long-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

    Fiscal 2012

    Our operating activities provided cash of $23.6 million in fiscal 2012, a decrease of $12.1 million, compared to fiscal 2011.   The net cash provided by operating activities in fiscal 2012 was primarily attributable to a net loss of $2.6 million adjusted by non-cash charges of 22.2 million and changes in net working capital of $4.0 million.  Non-cash charges in fiscal 2012 included $7.7 million in depreciation and amortization, $5.8 million in stock-based compensation expense and $9.2 million of deferred income tax.  Net cash provided by working capital related items was $4.0 million in fiscal 2012, primarily driven by a decrease in inventory of $6.4 million, a decrease in accounts receivable of $2.0 millionan, partially offset by an increase in prepayment and other assets of $2.4 million and a decrease in  income tax payable of $1.1 million.

   The decrease in inventory in fiscal 2012 was primarily attributable to a decrease in revenues and our efforts to align our inventory levels to meet current and future demand.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

    The decrease in accounts receivable in 2012 was primarily due to the decreased shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Days sales outstanding (“DSO”) was 71 days for fiscal 2012 compared to 59 days for fiscal 2011. The increase in DSO was due to the longer payment terms extended to our key customers. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

    The increase in prepaid and other assets in fiscal 2012 was primarily due to increases in balance of bankers’ acceptance notes, employee benefits related receivable and prepaid license fees resulting from the litigation settlement with Finisar.

    The increase in income tax payable in fiscal 2012 was primarily due to the lower long term income tax payable balance in fiscal 2012 compared to fiscal 2011.

    Our investing activities provided cash of $28.2 million due to sales and maturities of available for sale investments of $248.9 million and proceeds from sales of equipment of $0.4 million partially offset by purchases of available-for-sale and held-to-maturity investments of $208.8 million and purchases of property and equipment of $12.1 million. In addition, we used $0.2 million to purchase non-marketable equity securities in fiscal 2012. We expect our capital expenditure of approximately $10 million to $12 million in fiscal 2013.

Our financing activities used cash of $23.2 million due to $26.4 million cash used to repurchase our common stock and $1.2 million in tax withholding payments related to net share settlements of restricted stock units partially offset by $4.2 million cash proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan and $0.2 million related to excess tax benefit from share-based compensation.

    Fiscal 2011

    Our operating activities provided cash of $35.7 million in fiscal 2011 as a result of a net income of $48.5 million in fiscal 2011 increased by $9.3 million in non-cash charges of depreciation and amortization, $5.6 million in non-cash stock-based compensation expenses, and other non-cash items of $0.3 million, partially offset by a change in deferred income taxes of $22.9 million as a result of valuation allowance release, and a decrease in cash of $5.0 million as a result of a net change in assets and liabilities.

    The change in net assets and liabilities was primarily the result of an increase in accounts receivable of $4.4 million, an increase in inventory of $2.3 million and a decrease in accounts payable of $2.5 million, partially offset by an increase in accrued liabilities and other liabilities of $0.8 million, an increase in income tax payable of $1.6 million and a decrease in prepaid expenses, other current assets and other assets of $1.8 million.

    Accounts receivable used $4.4 million of cash primarily due to higher shipments in fiscal 2011 compared to fiscal 2010 and improvement in our collection. Days sales outstanding (“DSO”) at the end of fiscal years ended July 3, 2011 and 2010 were 59 days and 77 days, respectively. Inventory used $2.3 million of cash in fiscal 2011 primarily due to an increased level of inventory purchases as a result of higher shipments. Prepaid expenses, other current assets and other assets provided $1.8 million mainly reflecting a decrease in the balance of bankers’ acceptance notes. Accounts payable used $2.5 million of cash in fiscal 2011, largely due to the change in the level of inventory purchase and a timing of payments to our vendors.

    Our investing activities used cash of $26.0 million in fiscal 2011 as a result of purchases of available-for-sale investments of $185.7 million and purchases of equipment of $11.9 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $171.3 million and equipment sales of approximately $0.3 million. Approximately $4.6 million of our property and equipment purchases was prepayments for our facilities in China.

    Our financing activities provided $1.8 million of cash in fiscal 2011 due to $19.0 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan, partially offset by cash used for the repurchases of our common stock of $17.2 million.

    Fiscal 2010

    Our operating activities provided cash of $16.9 million in fiscal 2010 as a result of a net income of $11.1 million for the period adjusted by $10.3 million in non-cash charges of depreciation and amortization, $6.0 million in non-cash stock-based compensation expenses and a change in deferred income taxes of $0.7 million, partially offset by a decrease in cash of $10.8 million as a result of a net change in assets and liabilities and other non-cash items of $0.4 million.

    The change in net assets and liabilities was primarily the result of an increase in inventory of $10.2 million, an increase in prepaid expenses and other current assets of $6.0 million and a decrease in accrued liabilities and other liabilities of $0.2 million, partially offset by a decrease in accounts receivables of $0.4 million, an increase in accounts payable and other assets of $4.8 million and $0.4 million, respectively.

    Accounts receivable provided $0.4 million of cash mainly driven by improved collections of receivables in fiscal 2010, partially offset by slightly higher shipments in the fourth quarter of fiscal 2010. DSO at the end of fiscal years ended June 27, 2010 and June 28, 2009 were 77 days and 80 days, respectively. Inventory used $10.2 million of cash in fiscal 2010 primarily due to an increased level of inventory purchases as a result of anticipated higher shipments. Prepaid expenses and other current assets used $5.1 million of cash in fiscal 2010 primarily reflecting increased balance of bankers’ acceptance notes. Accounts payable provided cash of $4.8 million in fiscal 2010 primarily due to an increased level of inventory purchases to support increased revenue levels and a timing of payments to our vendors.

    Our investing activities used cash of $10.6 million in fiscal 2010 as a result of purchases of available-for-sale and held-to-maturity investments of $231.0 million, net cash used in the acquisitions of Emit and Oridus, Inc. (“Oridus”) of $5.8 million, and purchases of equipment of $5.5 million, partially offset by sales and maturities of available-for-sale and held-to-maturity investments of $231.1 million and equipment sales of approximately $0.6 million. Approximately $0.7 million of our property and equipment purchases was for the construction of a second dormitory in Zhuhai, China.

    Our financing activities used $15.3 million of cash in fiscal 2010 due to cash usage of $20.8 million for the repurchases of our common stock, partially offset by $5.5 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

Off-Balance-Sheet Arrangements

    As of July 1, 2012, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

    Our contractual obligations as of July 1, 2012 have been summarized below (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Purchase obligations	$12,123	$12,044	$79	$--	$--
Operating leases	343	219	124	--	--
Capital expenditure	318	263	55	--	--
Total	$12,784	$12,526	$258	$--	$--

Recent Accounting Pronouncements

    For further information, please see “Note 2 - Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of July 1, 2012 and July 3, 2011, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of July 1, 2012 and July 3, 2011 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. In addtion, declines in interest rates could have a material impact on interest income for our investment portfolio.

    The following table summarizes our investment in debt securities (in thousands, except percentages):

	Carrying Value at	Average Rate of Return at	Carrying Value at	Average Rate of Return at
	July 1,	July 1,	July 3,	July 3,
	2012	2012	2011	2011
	(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$16,979	0.14%	$11,514	0.02%
Cash equivalents - fixed rate	23,856	0.07%	20,945	0.07%
Short-term investments - fixed rate	71,855	0.31%	134,089	0.31%
Long-term investments – fixed rate	9,606	0.57%	--	--
Total	$122,296		$166,548

Foreign Currency Exchange Rate Exposure

    We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at July 1, 2012 and July 3, 2011 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

    We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2012 and fiscal 2011.

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

Equity price risk

    We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $13.5 million at July 1, 2012. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock prices of our publicly traded equity securities as of July 1, 2012 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
	Fair Value	(30%)	(20%)	(10%)
As of July 1, 2012
Publicly traded equity securities	$13,528	$9,470	$10,822	$12,175

    The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of the investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. As of July 1, 2012 and July 3, 2011, the aggregate cost of investments in privately-held companies was $0.6 million and $0.4 million, respectively, and was included in other assets on our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

    We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of July 1, 2012 and July 3, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 1, 2012. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of July 1, 2012 and July 3, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 1, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 14, 2012

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	July 1, 2012	July 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$81,233	$52,644
Short-term investments	85,382	134,089
Accounts receivable, net of allowances of $362 and $470	33,165	34,880
Inventories	19,091	24,719
Deferred tax assets	1,609	15,171
Prepayments and other current assets	8,633	10,706
Total current assets	229,113	272,209

Property, plant and equipment, net	45,392	36,863
Long-term investments	9,606	--
Goodwill and acquired intangible assets, net	1,648	2,956
Deferred tax assets, non-current	7,151	8,291
Other assets	12,279	485
Total assets	$305,189	$320,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,739	$11,549
Accrued liabilities	11,995	11,736
Income tax payable	465	305
Total current liabilities	24,199	23,590

Income tax payable, non-current	6,858	4,804
Deferred tax liabilities, non-current	675	678
Other non-current liabilities	1,325	1,370
Total liabilities	33,057	30,442

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $.001 par value: 5,000 shares authorized; no shares issued and outstanding	--	--
Common stock: $.001 par value: 34,000 shares authorized; 19,130 and 20,118 shares outstanding at July 1, 2012 and July 3, 2011, respectively	19	20
Additional paid-in capital	433,330	451,211
Accumulated other comprehensive income	15,092	12,858
Accumulated deficit	(176,309)	(173,727)
Total stockholders' equity	272,132	290,362
Total liabilities and stockholders' equity	$305,189	$320,804

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	July 1, 2012	July 3, 2011	June 27, 2010
Revenues	$174,928	$198,803	$138,809
Cost of revenues	118,766	129,133	94,638
Gross profit	56,162	69,670	44,171

Operating expenses:
Research and development	22,400	18,235	11,158
Sales and marketing	13,111	11,844	9,606
General and administrative	14,833	10,486	10,841
Amortization of acquired intangible assets	664	1,759	1,651
Net gain on sale and disposal of assets	(353)	(148)	(942)
Total operating expenses	50,655	42,176	32,314

Operating income	5,507	27,494	11,857
Interest income and other, net	539	544	867
Income before benefit (provision) for income taxes	6,046	28,038	12,724
Benefit (provision) for income taxes	(8,628)	20,478	(1,645)
Net income (loss)	$(2,582)	$48,516	$11,079

Net income (loss) per share
Basic	$(0.13)	$2.44	$0.54
Diluted	$(0.13)	$2.32	$0.51
Weighted average shares:
Basic	19,302	19,922	20,699
Diluted	19,302	20,945	21,631

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at June 28, 2009	20,497	$20	$453,083	$8,246	$(233,322)	$228,027
Issuance of common stock pursuant to stock options and awards	407	--	4,129	--	--	4,129
Issuance of common stock under the employee stock purchase plan	201	--	1,361	--	--	1,361
Repurchase of common stock	(1,523)	--	(21,989)	--	--	(21,989)
Stock-based compensation	--	--	6,020	--	--	6,020
Excess tax benefit from stock option	--	--	25	--	--	25
Comprehensive income:
Net income	--	--	--	--	11,079	11,079
Cumulative translation adjustment	--	--	--	(88)	--	(88)
Unrealized gain on investments, net of tax	--	--	--	85	--	85
Total comprehensive income						11,076
Balance at June 27, 2010	19,582	20	442,629	8,243	(222,243)	228,649
Issuance of common stock pursuant to stock options and awards	1,369	1	17,409	--	--	17,410
Issuance of common stock under the employee stock purchase plan	159	--	1,635	--	--	1,635
Repurchase of common stock	(992)	(1)	(16,049)	--	--	(16,050)
Stock-based compensation	--	--	5,587	--	--	5,587
Comprehensive income:
Net income	--	--	--	--	48,516	48,516
Cumulative translation adjustment	--	--	--	4,593	--	4,593
Unrealized gain on investments, net of tax	--	--	--	22	--	22
Total comprehensive income						53,131
Balance at July 3, 2011	20,118	20	451,211	12,858	(173,727)	290,362
Issuance of common stock pursuant to stock options and awards	696	1	2,351	--	--	2,352
Issuance of common stock under the employee stock purchase plan	134	--	1,815	--	--	1,815
Repurchase of common stock	(1,741)	(2)	(26,849)	--	--	(26,851)
Tax withholdings related to net share settlements of restricted stock units	(77)	--	(1,223)	--	--	(1,223)
Stock-based compensation	--	--	5,804	--	--	5,804
Excess tax benefit from stock option	--	--	221	--	--	221
Comprehensive loss:
Net loss	--	--	--	--	(2,582)	(2,582)
Cumulative translation adjustment	--	--	--	1,708	--	1,708
Unrealized gain on investments, net of tax	--	--	--	526	--	526
Total comprehensive loss						(348)
Balance at July 1, 2012	19,130	$19	$433,330	$15,092	$(176,309)	$272,132

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	July 1, 2012	July 3, 2011	June 27, 2010
Cash flows from operating activities:
Net income (loss)	$(2,582)	$48,516	$11,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,359	5,299	6,487
Amortization of acquired intangible assets	1,308	4,004	3,848
Stock-based compensation expense	5,804	5,587	6,020
Amortization of premium on investments	122	401	546
Net gain on sale and disposal of fixed assets	(353)	(148)	(942)
Excess tax benefits from stock-based compensation	(221)	--	(25)
Deferred income tax	9,168	(22,918)	743
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	1,972	(4,432)	415
Inventories	6,410	(2,279)	(10,193)
Prepayments and other assets	(2,449)	1,846	(5,631)
Accounts payable	(899)	(2,516)	4,756
Accrued liabilities and other liabilities	114	763	(421)
Income taxes payable and receivable	(1,133)	1,573	173
Net cash provided by operating activities	23,620	35,696	16,855

Cash flows from investing activities
Purchases of available-for-sale investments	(195,984)	(185,684)	(205,953)
Sales and maturities of available-for-sale investments	248,889	161,266	211,085
Purchases of held-to-maturity investments	(12,817)	--	(25,000)
Maturities of held-to-maturity investments	--	10,000	20,000
Purchases of non-marketable equity securities	(200)	--	--
Proceeds from sales of property, plant and equipment	429	325	566
Purchases of property, plant and equipment	(12,093)	(11,934)	(5,517)
Acquisitions of businesses, net of cash acquired	--	--	(5,761)
Net cash provided by (used in) investing activities	28,224	(26,027)	(10,580)

Cash flows from financing activities
Proceeds from issuance of common stock	4,167	19,043	5,490
Repurchase of common stock	(26,403)	(17,246)	(20,793)
Tax withholdings related to net share settlements of restricted stock units	(1,223)	--	--
Excess tax benefit from share-based compensation	221	--	25
Net cash provided by (used in) financing activities	(23,238)	1,797	(15,278)

Effect of exchange rates on cash and cash equivalents	(17)	467	12
Net increase (decrease) in cash and cash equivalents	28,589	11,933	(8,991)
Cash and cash equivalents at beginning of period	52,644	40,711	49,702
Cash and cash equivalents at end of period	$81,233	$52,644	$40,711

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$588	$1,207	$1,302

Supplemental non-cash financing activities:
Payable for unsettled repurchases of common stock	$448	$--	$1,196

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company

The Company

    Oplink Communications, Inc. (“Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taiwan, and in Woodland Hills, California.

    The Company designs, manufactures and sells optical networking components and subsystems. Its products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, ensure signal connectivity and provide signal transmission and reception within an optical network. Its products enable greater and higher quality bandwidth over longer distances, which reduces network congestion and transmission cost per bit. Its products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

    The Company offers its customers design, integration and optical manufacturing solutions (“OMS”) for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer’s specific product design and specifications. The Company also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

    The Company’s product portfolio also includes optical transmission products that broaden the addressable markets as well as the range of solutions that the Company can now offer its customers. The Company’s transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in metropolitan area network (“MAN”), local area network (“LAN”), and fiber-to-the-home (“FTTH”) applications. Fiber optic modules are the integration of pre-assembled components that are used to build network equipment. The Company’s transmission products convert data signals between optical domain and electronic domain, thereby facilitating the transmission of information over fiber optic communication networks.

    The acquisition of Emit Technology Co., Ltd. (“Emit”) in early 2010 enabled the Company to offer communications system equipment makers a broadened suite of precision-made, cost-effective, and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

Fiscal year

    The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2012 and 2010 were 52-week fiscal years. Fiscal 2011 consisted of 53 weeks, one week more than a typical fiscal year. The extra week was in the first quarter of fiscal 2011.

Reclassifications

    Certain items previously reported in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders’ equity or net income (loss).

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation

    The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as noncontrolling interests and as of and for the years ended July 1, 2012, July 3, 2011 and June 27, 2010 such amounts were immaterial. All intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of some of its foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company to ensure timely reporting of consolidated results.

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

Investments

    Available-for-sale and held-to-maturity investments. The Company’s marketable securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income and other, net. Investments designated as available-for-sale include marketable debt and equity securities. Marketable securities classified as

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Realized gains and losses on investments are computed based upon specific identification, are included in interest income and other, net and have not been significant for all periods presented.

    Non-marketable equity securities. Non-marketable equity securities are accounted for at historical cost or, if the Company has significant influence over the investee, using the equity method of accounting.

    Impairment of investments. The Company periodically reviews these investments for impairment. For available-for-sale and held-to-maturity investments, the investments are considered to be impaired when its fair value is less than its amortized cost basis and it is more likely than not that the Company will be required to sell the impaired security before recovery of its amortized cost basis. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value. For non-marketable equity securities, our evaluation is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables.

Revenue recognition

    The Company derives its revenues from the sale of fiber optic components and subsystems. Revenues from product sales are generally recognized upon delivery of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenues associated with contract-related cancellation payments from customers are recognized when a formal agreement is signed or a purchase order is issued by the customer covering such payments and the collectibility of the cancellation payments is determined to be reasonably assured.  Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues are recognized based on the Company’s historical experience.  All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are immaterial in fiscal 2012, 2011 and 2010.  The Company records sales taxes accrued and collected on sales of its products in accrued liabilities on its consolidated balance sheets.

Foreign currency translations

    The functional currency of the Company’s foreign subsidiaries is the local currency. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenues and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation and foreign currency transaction gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. Realized gains and losses resulting from foreign currency transactions are included in interest income and other, net in the consolidated statements of operations and are immaterial for all the periods presented.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

    The following table summarizes the revenues from customers in excess of 10% of total revenues:

	July 1, 2012	July 3, 2011	June 27, 2010
Customer A	21%	28%	21%
Customer B	11%	12%	14%

    At July 1, 2012, two customers account for 33% and 10% of total accounts receivables. At July 3, 2011, three customers accounted for 24%, 14% and 10% of total accounts receivable.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Property, plant and equipment, net

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 30 years are used for buildings and 3 to 10 years are used for manufacturing and engineering equipment. Estimated useful lives of 2 to 5 years are used for computer hardware and software. In addition, the Company has land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred.  Gain or loss on sale and disposal of fixed assets is recognized in the period which the gain or loss occurs.

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

Impairment of goodwill and other intangible assets

    Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. There was no goodwill impairment charge recorded in fiscal 2012, 2011 and 2010.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-based compensation

    The fair value of employee restricted stock units is equal to the market value of the Company’s common stock on the date the award is granted. The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model, in accordance with ASC Topic 718, “Stock-based Compensation” (“ASC 718”). Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover. Historical volatility is used in estimating the fair value of the Company's stock compensation awards, while the expected term of its options is estimated based on historical trends. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s stock-based compensation expense. The Company expenses the estimated fair value to earnings on a straight-line basis.

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

Product Warranty

    The Company maintains a reserve for obligations it incurs under its product warranty program. The reserve is calculated based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such provisions in future periods.

Advertising costs

    Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs in fiscal 2012, 2011 and 2010 were immaterial.

Recently issued accounting standards

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 3 - Net income (loss) per share

    Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Numerator:
Net income (loss)	$(2,582)	$48,516	$11,079
Denominator:
Weighted average shares outstanding - diluted	19,302	19,922	20,699
Effect of dilutive potential shares	--	1,023	932
Weighted average shares outstanding - diluted	19,302	20,945	21,631
Net income (loss) per share - basic	$(0.13)	$2.44	$0.54
Net income (loss) per share - diluted	$(0.13)	$2.32	$0.51

Anti-dilutive stock options and awards not included in net income (loss) per share calculation	2,213	1,022	1,688

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 4 – Comprehensive income (loss)

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

The reconciliation of net income (loss) to comprehensive income (loss) were as follows (in thousands):

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Net income (loss)	$(2,582)	$48,516	$11,079
Change in cumulative translation adjustment	1,708	4,593	(88)
Change in unrealized gain on investments, net	526	22	85
Total comprehensive income (loss)	$(348)	$53,131	$11,076

    The balance of accumulated other comprehensive income, net of tax, was as follows (in thousands):

	July 1, 2012	July 3, 2011
Accumulated other comprehensive income:
Cumulative translation adjustment	$14,542	$12,834
Unrealized gain on investments, net	550	24
	$15,092	$12,858

Note 5 – Investments

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investments at July 1, 2012 and July 3, 2011 were as follows (in thousands):

	July 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$39,969	$1	$(1)	$39,969
United States Treasury	14,985	--	--	14,985
Public company equity securities	12,676	852	--	13,528
Certificates of deposit	9,448	--	--	9,448
Corporate debt securities	4,311	--	(7)	4,304
Held-to-maturity:
Corporate debt securities	3,148	--	(1)	3,147
Total short-term investments	$84,537	$853	$(9)	$85,381

Long-term investments:
Held-to-maturity:
Corporate debt securities	$9,606	$--	$(15)	$9,591
Total long-term investments	$9,606	$--	$(15)	$9,591

Total investments	$94,143	$853	$(24)	$94,972

	July 3, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$39,984	$1	$--	$39,985
United States Treasury	52,936	34	--	52,970
Certificates of deposit	10,002	--	--	10,002
U.S. government agency securities	14,002	--	(1)	14,001
Corporate debt securities	17,141	1	(11)	17,131
Total short-term investments	$134,065	$36	$(12)	$134,089

Total investments	$134,065	$36	$(12)	$134,089

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	July 1, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$16,996	$(1)	$16,996	$(1)
Corporate debt securities	3,076	(7)	3,076	(7)
Held-to-maturity:
Corporate debt securities	811	(1)	811	(1)
Total short-term investments	20,883	(9)	20,883	(9)
Held-to-maturity:
Corporate debt securities	9,591	(15)	9,591	(15)
Total long-term investments	$9,591	$(15)	$9,591	$(15)

Total investments	$30,474	$(24)	$30,474	$(24)

	July 3, 2011
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
U.S. government agency securities	$4,996	$(1)	$4,996	$(1)
Corporate debt securities	13,582	(11)	13,582	(11)
Total short-term investments	$18,578	$(12)	$18,578	$(12)

Total investments	$18,578	$(12)	$18,578	$(12)

As of July 1, 2012 and July 3, 2011, there were no individual securities that had been in a continuous loss position for 12 months or longer.

    The amortized cost and estimated fair value of debt securities at July 1, 2012 and July 3, 2011 by contractual maturities are shown below (in thousands):

	July 1, 2012		July 3, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$68,713	$68,706	$134,065	$134,089
Total available-for-sale investments	$68,713	$68,706	$134,065	$134,089

Held-to-maturity investments:
Due in one year or less	$3,148	$3,147	$--	$--
Due in one year to five years	9,606	9,591	--	--
Total held-to-maturity investments	$12,754	$12,738	$--	$--

Total investments	$81,467	$81,444	$134,065	$134,089

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Marketable Equity Securities

    The Company accounts for its equity investments in privately held companies under the cost method. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $0.6 million and $0.4 million, and was classified within other assets on the Company’s consolidated balance sheets as of July 1, 2012 and July 3, 2011. The Company did not recognize any impairment loss in fiscal 2012, 2011 and 2010.

Note 6 - Fair Value Measurements

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

    The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in fiscal 2012 and fiscal 2011.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at July 1, 2012 and July 3, 2011 (in thousands):

	July 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$25,837	$-	$--	$25,837
Corporate commercial paper	--	14,998	--	14,998
Short-term investments:
Public company equity securities	13,528	--	--	13,528
Corporate commercial paper	--	39,969	--	39,969
U.S. government treasury	--	14,985	--	14,985
Certificates of deposit	--	9,448	--	9,448
Corporate debt securities	--	4,304	--	4,304
Total financial assets	$39,365	$83,704	$--	$123,069

Financial liabilities	$--	$--	$--	$--

	July 3, 2011
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$12,462	$--	$--	$12,462
Corporate commercial paper	--	19,997	--	19,997
Short-term investments:
Corporate commercial paper	--	39,985	--	39,985
U.S. government treasury	--	52,970	--	52,970
Certificates of deposit	--	10,002	--	10,002
U.S. government agencies	--	14,001	--	14,001
Corporate debt securities	--	17,131	--	17,131
Total financial assets	$12,462	$154,086	$--	$166,548

Financial liabilities	$--	$--	$--	$--

As of July 1, 2012 and July 3, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in fiscal 2012 and 2011.

Note 7 - Derivative financial instruments and hedging activities

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 – Business Combinations

    Acquisition of Emit Technology Co., Ltd

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

Cash	$6,215
Fair value of total consideration	$6,215

Net working capital	$2,657
Property, plant and equipment	4,162
Other non-current assets	188
Developed technology	410
Customer relationships	190
Trade name	180
Other non-current liabilities	(1,397)
Total identifiable net assets	6,390
Fair value of noncontrolling interest	(597)
Goodwill	422
Total	$6,215

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The noncontrolling interest in Emit is included in other non-current liabilities in the Company’s consolidated balance sheet as it is not significant. Losses attributable to noncontrolling interest for the years ended July 3, 2011 and June 27, 2010 were not material to the respective periods and were included as a component of interest and other income, net in the Company’s consolidated statements of operations for the period.

    Subsequent to the acquisition date, the Company acquired an additional 2.9% of Emit’s outstanding shares for approximately $0.2 million in fiscal 2010. In fiscal 2011, the Company acquired an additional 0.7% of Emit’s outstanding shares. The remaining shares that the Company did not own, constituting approximately 5.2% of Emit’s outstanding shares, will remain outstanding and will continue to be held by the Emit shareholders. As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2011 had a full year of financial results from Emit.

    Acquisition of Oridus, Inc.

    On June 8, 2010, the Company acquired substantially all of the assets of Oridus, Inc. (“Oridus”), a private company located in California, to expand its product offerings. Under the terms of the purchase agreement, Oplink acquired all of Oridus’ right, title and interest in assets, properties and rights, except cash and cash equivalent, and did not assume any liabilities other than any performance obligations relating to assumed customer contracts. The consideration for the purchased assets consisted of $0.8 million in cash. As the result of the acquisition, the Company recorded $0.6 million of identifiable intangible assets and $0.2 million of goodwill. The goodwill recognized is deductible for income tax purposes.

Note 9 – Goodwill and Acquired Intangible Assets, Net

    The Company had goodwill of $0.6 million on its consolidated balance sheets as of July 1, 2012 and July 3, 2011, which was from the Emit and Oridus acquisitions in fiscal 2010.

    The following table presents details of the intangible assets acquired as a result of acquisitions as of July 1, 2012 and July 3, 2011 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
July 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,015	$577
Customer relationships	3-7	5,671	5,535	136
Trade name	3-6	1,775	1,412	363
Total		$17,038	$15,962	$1,076

	Estimated
	Useful Life	Gross	Accumulated
July 3, 2011	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$8,357	$1,235
Customer relationships	3-7	5,671	5,211	460
Trade name	3-6	1,775	1,086	689
Total		$17,038	$14,654	$2,384

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended
Reported as:	July 1, 2012	July 3, 2011	June 27, 2010
Cost of revenues	$644	$2,245	$2,197
Operating expenses	664	1,759	1,651
Total	$1,308	$4,004	$3,848

    Based on the purchased intangible assets recorded at July 1, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year	Amount
2013	$484
2014	247
2015	177
2016	87
2017	32
After 2017	49
$1,076

    In accordance with authoritative accounting guidance related to goodwill, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company completed its annual review of the goodwill during the fourth quarter ended July 1, 2012 and July 3, 2011 and concluded that there was no impairment.

    In accordance with authoritative accounting guidance for the impairment or disposal of long-lived assets, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In fiscal 2012 and 2011, the Company did not record any impairment of acquisition related intangible assets.

Note 10 – Stock based compensation

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following table represents details of stock-based compensation expense by function line item in fiscal 2012, 2011 and 2010 (in thousands):

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Cost of revenues	$366	$452	$373
Research and development	1,362	1,361	1,061
Sales and marketing	2,119	1,820	1,368
General and administrative	1,957	1,954	3,218
Total stock-based compensation expense	$5,804	$5,587	$6,020

Stock-based compensation of $8,000 was capitalized as inventory as of July1, 2012 and July 3, 2011.

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

    Valuation Assumptions

    The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Expected term	4.6 years	4.6 years	4.6 years
Volatility	52%	51%	48%
Risk-free interest rate	0.73%	1.32%	2.22%
Dividends yield	0%	0%	0%
Weighted average grant-date fair value	$6.74	$8.31	$6.40

 The estimated fair value of purchase rights under the Company’s employee stock purchase plan was determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Expected term	1.3 years	1.3 years	1.3 years
Volatility	52%	49%	49%
Risk-free interest rate	0.18%	0.26%	0.58%
Expected dividends	0%	0%	0%

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expect volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for items equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. The expected term assumption for purchase rights is based on the average exercise date for four purchase periods in each 24-month offering period.

    Equity Incentive Program

    The Company adopted the 2000 Equity Incentive Plan (the “2000 Plan”) in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company’s new 2009 Equity Incentive Plan (the “2009 Plan”). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 28, 2009	1,877	3,795	$14.06	--	$--
Additional shares authorized	2,500	--	--	--	--
Granted	(683)	175	15.06	502	13.96
Exercised or vested	--	(390)	10.58	(19)	14.19
Canceled	125	(121)	27.87	(4)	13.90
Expired (1)	(1,406)	--	--	--	--
Balance, June 27, 2010	2,413	3,459	14.02	479	13.96
Granted	(409)	87	19.15	248	18.98
Exercised or vested	--	(1,343)	12.96	(26)	18.52
Canceled (2)	60	(115)	39.07	(8)	18.87
Balance, July 3, 2011	2,064	2,088	13.55	693	15.52
Granted	(229)	34	15.55	150	16.35
Exercised or vested	--	(433)	5.43	(263)	14.28
Canceled	62	(23)	18.74	(32)	18.00
Expired	(1)	--	--	--	--
Balance, July 1, 2012	1,896	1,666	$15.63	548	$16.20

(1) The Company’s 2000 Stock Plan terminated upon the adoption of the 2009 Plan and shares not granted at the time of termination have expired.
(2) The number of shares subject to option and stock awards canceled include 65,629 shares subject to option awards granted under the Company’s 1998 Stock Option Plan and the OCP stock option plan, which shares were not eligible to be re-granted under the 2009 Plan.

COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The options outstanding and exercisable at July 1, 2012 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$4.20 - 4.20	10	0.31	$4.20	10	$4.20
5.46 - 5.46	174	0.34	5.46	174	5.46
6.16 - 10.01	32	3.54	7.75	28	7.76
10.09 - 10.09	172	5.68	10.09	172	10.09
10.99 - 13.92	256	5.33	13.07	241	13.08
14.27 - 17.36	174	5.33	15.52	92	15.81
17.36 - 20.09	137	4.52	18.66	106	18.75
20.25 - 20.25	700	3.92	20.25	700	20.25
26.13 - 28.18	10	5.27	26.30	4	26.53
$33.09 - 33.09	1	1.45	33.09	1	33.09
	1,666	4.12	$15.63	1,528	$15.60

    The Company settles employee stock option exercises and RSUs with newly issued common shares.

    As of July 1, 2012, the aggregate intrinsic value of options outstanding was $4.3 million. The weighted-average remaining contractual life of options exercisable was 3.96 years and the aggregate intrinsic value was $4.1 million. As of July 1, 2012, the unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was $0.9 million, which is expected to be recognized over a weighted average period of 2.0 years. As of July 1, 2012, stock options vested and expected to vest totaled approximately 1.7 million with a weighted-average exercise price of $15.63 and a weighted-average remaining contractual life of 4.11 years. The aggregate intrinsic value as of July 1, 2012 was approximately $4.2 million.  The total instrinsic value of option exercised in fiscal 2012, 2011 and 2010 was $3.4 million, $14.2 million and $2.1 million, respectively.

The unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, was $4.8 million, which is expected to be recognized over a weighted average period of 1.9 years.  As of July 1, 2012, restricted stock units vested and expected to vest totaled approximately 0.5 million with a weighted-average remaining contractual life of 1.0 years. The aggregate intrinsic value was approximately $8.5 million.

In fiscal 2012, 0.3 million restricted stock units vested. A majority of these vested restricted stock units were net share settled. During fiscal 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.2 million in fiscal 2012, and are reflected as a financing activity within the consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
    Employee Stock Purchase Plan

    The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions. Participants enrolled in the new offering periods will continue in an offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. During fiscal 2012, 2011 and 2010,  0.1 million, 0.1 million and 0.2 million shares were issued under the Plan at a weighted-average price of $13.55, $10.29 and $6.76, respectively.

Note 11 – Balance Sheet Components (in thousands)

	July 1, 2012	July 3, 2011
Accounts receivable, net:
Accounts receivable	$33,527	$35,350
Less: Allowance for doubtful accounts	(362)	(470)
	$33,165	$34,880

Inventories, net:
Raw materials	$11,617	$12,927
Work-in-process	5,318	6,166
Finished goods	2,156	5,626
	$19,091	$24,719

Property, plant and equipment, net:
Production and engineering equipment	$60,237	$51,916
Computer hardware and software	7,395	6,879
Building and leasehold improvements	33,352	28,299
Land	4,358	4,438
Construction in progress	509	500
	105,851	92,032
Less: Accumulated depreciation	(60,459)	(55,169)
	$45,392	$36,863
Other assets:
Long term deposit	$2,910	$--
Investments in privately held companies	600	400
Technology license	536	--
Deferred income tax charge	7,816	--
Other	417	85
	$12,279	$485

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 1, 2012	July 3, 2011
Accrued liabilities:
Payroll and related expenses	$5,469	$5,128
Employee withholdings and related expenses	396	1,333
Accrued professional fees	1,115	1,649
Accrued sales commission	540	519
Accrued sales return	186	438
Accrued warranty	360	360
Advance deposits from customers	568	234
Other	3,361	2,075
	$11,995	$11,736

Note 12 – Income taxes

    The components of income (loss) before income taxes and the income tax provision (benefit) were as follows:

	Years Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Income (loss) before income taxes:
United States	$(4,478)	$19,016	$8,846
Foreign	10,524	9,022	3,878
Income (loss) before income taxes:	$6,046	$28,038	$12,724

Current income tax expense (benefit):
Federal	$3,446	$697	$(181)
State	128	(171)	386
Foreign	(612)	1,880	697
	2,962	2,406	902

Deferred income tax expense (benefit):
Federal	4,737	(22,266)	432
State	1,045	(679)	-
Foreign	(116)	61	311
	5,666	(22,884)	743

Provision (benefit) for income taxes	$8,628	$(20,478)	$1,645

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	July 1, 2012	July 3, 2011	June 27, 2010

Tax at federal statutory rate	35%	35%	35%
State, net of federal benefit	13%	(3%)	2%
Research credit carryforward	(11%)	(1%)	--
Stock compensation	15%	(1%)	4%
Foreign rate differences	100%	(3%)	--
Change in valuation allowance	(5%)	(100%)	(27%)
Other	(4%)	--	(1%)
Effective tax rate	143%	(73%)	13%

Deferred tax assets (liabilities) consist of the following (in thousands):

	July 1, 2012	July 3, 2011
Deferred tax assets:
Net operating loss carryforwards	$15,741	$19,337
Accruals and reserves	6,066	16,550
Credit carryforwards	4,710	5,990
Tax deductible intangibles	884	840
Gross deferred tax assets	27,401	42,717
Valuation allowance	(18,523)	(18,667)
Net deferred tax assets	8,878	24,050

Deferred tax liabilities	(793)	(1,266)

Total net deferred tax assets	$8,085	$22,784

Recorded as:
Deferred tax assets	$1,609	$15,171
Non-current deferred tax assets	7,151	8,291
Non-current deferred tax liabilities	(675)	(678)
Total net deferred tax assets	$8,085	$22,784

    The valuation allowance was $18.5 million and $18.7 million as of July 1, 2012 and July 3, 2011, respectively. The change in valuation allowance in fiscal 2012, 2011 and 2010 was a decrease of $0.2 million, $35.0 million and $3.6 million, respectively.

    The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. Included in fiscal 2012 valuation allowance was approximately $6.5 million related to stock options, which will be credited to stockholders' equity when realized for tax purposes.

    As of July 1, 2012, the Company had approximately $40.0 million of federal and $63.3 million of state net operating loss carryforwards. The Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes. The federal net operating loss carryforwards will expire through year 2027 and the California net operating loss carryforwards will expire through year 2018.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    As of July 1, 2012, the Company had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.3 million and $3.4 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California was $1.6 million and $0.1 million, respectively. The Company also had California Manufacturing Credit carryforwards of $0.1 million which will expire through year 2014. The federal research and development tax credit carryforwards will expire through year 2032. The California research and development credit carries forward indefinitely.

The Company's China subsidiaries have been granted tax holidays beginning in year 1999. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. Zhuhai FTZ Oplink's tax holiday expired on January 1, 2012. Subsequently, the Company applied a preferential 15% tax rate available to high technology companies and received an approval for Calendar year 2012. Shanghai Oplink's tax holiday will expire on January 1, 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at June 28, 2009	$4,826
Increases related to tax positions taken during prior years	46
Increases related to tax positions taken during current year	360
Balance at June 27, 2010	5,232
Increases related to tax positions taken during prior years	4,831
Increases related to tax positions taken during current year	1,063
Balance at July 3, 2011	11,126
Increases related to tax positions taken during prior years	5,848
Decreases related to tax positions taken during current year	(1,645)
Increases related to change in foreign exchange rate	238
Balance at July 1, 2012	$15,567

Included in the balance of unrecognized tax benefits at July 1, 2012 are $13.0 million of tax benefits that would impact the effective tax rate if recognized.

The Company’s accounting policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of July 1, 2012 and July 3, 2011 were approximately $0.8 million and $1.0 million, respectively. The decrease in fiscal 2012 was primarily due to the release of $0.4 million interest and penalties as a result of reduction in prior year uncertain tax benefits, partially offset by additional interest and penalties expense of $0.2 million recorded in Fiscal 2012. The Company does not expect its unrecognized tax benefits will materially change during the next 12 months.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2005 to 2011 remain open in several jurisdictions.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13 – Stockholder’s Equity

Repurchase of Common Stock

    On May 25, 2010, the Company announced that its Board of Directors authorized a program to repurchase up to $40 million of its common stock. $16.0 million and $5.5 million of its common stock were repurchased under this repurchase program in fiscal 2011 and 2010, respectively. In fiscal 2012, the Company repurchased 1.2 million shares at an average price of $15.98 per share for a total purchase price of $18.5 million under this program. This program was completed as of October 2, 2011. On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million. As of July1, 2012, approximately $31.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Product Warranties

    The Company provides reserves for the estimated cost of product warranties at the time revenues are recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. The Company generally provides a one-year warranty on its products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. On a quarterly basis, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 11, is as follows (in thousands):

Balance at June 28, 2009	$371
Accruals for warranties issued during the year	230
Adjustments related to pre-existing warranties including expirations and changes in estimates	116
Cost of warranty repair	(296)
Balance at June 27, 2010	421
Accruals for warranties issued during the year	390
Adjustments related to pre-existing warranties including expirations and changes in estimates	(118)
Cost of warranty repair	(333)
Balance at July 3, 2011	360
Accruals for warranties issued during the year	203
Adjustments related to pre-existing warranties including expirations and changes in estimates	42
Cost of warranty repair	(245)
Balance at July 1, 2012	$360

Purchase Obligations

    Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at July 1, 2012 were $13.1 million, of which $13.0 million are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Operating Leases

    The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases were as follows (in thousands):

Fiscal year
2013	$219
2014	84
2015	40
$343

    Rent expense for all operating leases was approximately $0.5 million, $0.4 million and $0.5 million in fiscal 2012, 2011 and 2010, respectively.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 14, 2011, the Company and OCP entered into a Settlement and Cross License Agreement with Finisar, which agreement resolved and settled all pending litigation between the parties and their respective affiliates. As part of the settlement, the Company paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against the Company in the various lawsuits, the Company granted a license to Finisar to the Company’s patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed. The Company determined that the portion of the $4 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses in the consolidated statement of operations . The remaining amount of $0.7 million was recorded as a prepaid royalty and will be charged to cost of sales over the period which the Company expects to benefit from the patents.  During fiscal 2012, $49,000 was amortized as cost of revenues. As of July 1, 2012, $0.1 million was included in prepaid and other current assets and $0.5 million was included in other assets on the consolidated balance sheets.

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

Note 15 – Segment

    The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components. The chief executive officer has been identified as the chief operating decision maker (“CODM”). The Company’s CODM is ultimately responsible and actively involved in the allocation of resources and the assessment of the Company’s operational and financial performance.

    The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Fiscal Year Ended
	July 1, 2012	July 3, 2011	June 27, 2010
United States	$62,768	$71,799	$46,963
China	43,098	44,270	34,698
Europe	27,496	32,821	23,644
Japan	15,738	19,603	16,624
Other	25,828	30,310	16,880
Total revenues	$174,928	$198,803	$138,809

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	July 1, 2012	July 3, 2011
China	$35,100	$26,273
United States	5,825	5,974
Taiwan	4,467	4,616
Total	$45,392	$36,863

Note 16 – Employee Benefit Plan

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

    Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of U.S.

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

    Our management assessed the effectiveness of our internal control over financial reporting as of July 1, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of July 1, 2012, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of July 1, 2012 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

    We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of July 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 1, 2012 based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of July 1, 2012 and July 3, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 1, 2012 and the related financial statement schedule and our report dated September 14, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
September 14, 2012

Item 9B. Other Information

    None.

Part III

Item 10. Directors and Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “Election of Directors,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Corporate Governance and Information Regarding the Board and its Committees” in the proxy statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) to be filed with the SEC within 120 days after July 1, 2012, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to the information set forth in the section of our 2012 Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to the information set forth in the sections of our 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to the information set forth in the section of our 2012 Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to the information set forth in the in the section of our 2012 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements. See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

3. Exhibits. See “Exhibit Index” appearing at the end of this Annual Report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 2012.

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

SIGNATURE	TITLE	DATE

/s/ Joseph Y. Liu	Chairman and Chief Executive Officer	September 14, 2012
Joseph Y. Liu	(Principal Executive Officer)

/s/ Shirley Yin	Chief Financial Officer	September 14, 2012
Shirley Yin	(Principal Financial and Accounting Officer)

/s/ Chieh Chang	Director	September 14, 2012
Chieh Chang

/s/ Tim Christoffersen	Director	September 14, 2012
Tim Christoffersen

/s/ Jesse W. Jack	Director	September 14, 2012
Jesse W. Jack

/s/ Hua Lee	Director	September 14, 2012
Hua Lee

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Through Business Combination	Charged (credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year ended July 1, 2012	$470	$--	$(31)	$(77)	$362
Year ended July 3, 2011	$464	$--	$6	$--	$470
Year ended June 27, 2010	$636	$27	$(28)	$171	$464
Product returns
Year ended July 1, 2012	$438	$--	$(125)	$(127)	$186
Year ended July 3, 2011	$541	$--	$(119)	$(16)	$438
Year ended June 27, 2010	$595	$--	$(54)	$--	$541

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6(6)	Amendment to Bylaws of the Registrant
4.1(7)	Rights Agreement, dated as of March 18, 2002, between the Registrant and The Bank of New York.
10.1(8)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between the Registrant and Zhuhai Bonded Area Management Committee.
10.2(9)*	2000 Equity Incentive Plan.
10.3(10)*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.4(11)*	2009 Equity Incentive Plan.
10.5(12)*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.6(13)*	Form of Stock Option Amendment between the Registrant and its non-employee directors.
10.7(14)*	Executive Corporate Event Agreement, dated March 21, 2003, between the Registrant and Joseph Y. Liu.
10.8(15)*	Form of Executive Corporate Event Agreement for Executive Officers.
10.9(16)*	First Amendment to Executive Corporate Event Agreement between the Registrant and Joseph Y. Liu.
10.9(17)*	Form of First Amendment to Executive Corporate Event Agreement for Executive Officers.
10.9 (18)*	Form of Second Amendment to Executive Corporate Event Agreement for Executive Officers.
10.10(19)*	Form of Notice of Grant of Stock Option under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.11(20)*	Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Burr Pilger Mayer, Inc.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**
Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A filed on August 29, 2000 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.2 to the Registrant’s Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(10)	Previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(11)	Previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A filed on September 9, 2000 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 31, 2011 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

§	Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections