Form 10-Q
period 2012-09-30
OPLINK COMMUNICATIONS INC
filed 2012-11-09
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of October 28, 2012, was 19,113,220.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	September 30,	July 1,
	2012	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$71,559	$81,233
Short-term investments	107,860	85,382
Accounts receivable, net	34,026	33,165
Inventories	19,058	19,091
Deferred tax assets	1,606	1,609
Prepaid expenses and other current assets	7,572	8,633
Total current assets	241,681	229,113

Property, plant and equipment, net	44,667	45,392
Long-term investments	772	9,606
Goodwill and acquired intangible assets, net	1,521	1,648
Deferred tax assets, non-current	7,146	7,151
Other assets	12,634	12,279
Total assets	$308,421	$305,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,631	$11,739
Accrued liabilities	14,173	11,995
Income tax payable	154	465
Total current liabilities	23,958	24,199

Income tax payable, non-current	6,913	6,858
Deferred tax liabilities, non-current	675	675
Other non-current liabilities	1,331	1,325
Total liabilities	32,877	33,057

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 19,305 and 19,130 shares issued and outstanding as of September 30, 2012 and July 1, 2012, respectively	19	19
Additional paid-in capital	433,391	433,330
Accumulated other comprehensive income	15,080	15,092
Accumulated deficit	(172,946)	(176,309)
Total stockholders’ equity	275,544	272,132
Total liabilities and stockholders’ equity	$308,421	$305,189

(1)	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	September 30, 2012	October 2, 2011
Revenues	$44,884	$43,377
Cost of revenues	28,254	29,257
Gross profit	16,630	14,120

Operating expenses:
Research and development	5,812	5,344
Sales and marketing	3,988	3,148
General and administrative	2,861	3,432
Amortization of acquired intangible assets	91	316
Net gain on sale and disposal of fixed assets	(7)	(377)
Total operating expenses	12,745	11,863

Operating income	3,885	2,257
Interest income and other, net	266	113
Income before provision for income taxes	4,151	2,370
Provision for income taxes	788	1,147
Net income	$3,363	$1,223

Net income per share:
Basic	$0.18	$0.06
Diluted	$0.17	$0.06

Weighted average shares:
Basic	19,080	19,707
Diluted	19,425	20,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2012	October 2, 2011
Net income	$3,363	$1,223
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	(135)	1,103
Change in net unrealized gain (loss) on investments, net	123	(10)
Other comprehensive income (loss), net	(12)	1093
Comprehensive income	$3,351	$2,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$3,363	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,781	1,463
Amortization of acquired intangible assets	127	727
Stock-based compensation expense	1,986	1,861
Amortization of premium on investments	175	176
Net gain on sale and disposal of fixed assets	(7)	(377)
Excess tax benefits from stock-based compensation	(79)	--
Deferred income taxes	4	922
Changes in assets and liabilities:
Accounts receivable	(891)	(936)
Inventories	(27)	253
Prepayments and other assets	449	(393)
Accounts payable	(1,341)	1,441
Accrued liabilities and other liabilities	2,223	1,665
Net cash provided by operating activities	7,763	8,025

Cash flows from investing activities:
Purchases of available-for-sale investments	(48,087)	(38,999)
Sales and maturities of available-for-sale investments	34,725	69,525
Purchases of held-to-maturity investments	(244)	--
Proceeds from sales of property, plant and equipment	12	389
Purchases of property, plant and equipment	(1,416)	(2,105)
Net cash provided by (used in) investing activities	(15,010)	28,810

Cash flows from financing activities:
Proceeds from issuance of common stock	1,180	72
Repurchases of common stock	(2,675)	(18,489)
Excess tax benefits from stock-based compensation	79	--
Tax withholdings related to net share settlements of restricted stock units	(956)	(1,310)
Net cash used in financing activities	(2,372)	(19,727)

Effect of exchange rates on cash and cash equivalents	(55)	(5)
Net increase (decrease) in cash and cash equivalents	(9,674)	17,103
Cash and cash equivalents at beginning of period	81,233	52,644
Cash and cash equivalents at end of period	$71,559	$69,747

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three month periods ended September 30, 2012 and October 2, 2011 and its cash flows for the three month periods ended September 30, 2012 and October 2, 2011. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The July 1, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2013 and Fiscal 2012 are 52-week fiscal years.

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. With the exception of the Company’s Optical Communication Products, Inc. (“OCP”) subsidiaries, the Company presents the financial information of its consolidated foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company to ensure timely reporting of consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Note 3 - Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not believe that the adoption will have a material impact on its consolidated financial condition, results of operations and cash flow.

In September 2011, the FASB issued and amended ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted this guidance in the three months ended September 30, 2012 and the adoption of this guidance did not have a material impact on its consolidated financial positions, results of operations and cash flow.

      In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), requiring an entity to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statement of net income and other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in fiscal years (including interim periods) beginning after December 15, 2011. The Company adopted this guidance in the three months ended September 30, 2012 and the adoption of this guidance did not have a material impact on its consolidated financial position, results of operations and cash flows.

Note 4 - Net Income Per Share

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

	Three Months Ended
	September 30, 2012	October 2, 2011
Numerator:
Net income	$3,363	$1,223
Denominator:
Weighted average shares outstanding – basic	19,080	19,707
Effect of dilutive potential shares	345	642
Weighted average shares outstanding – diluted	19,425	20,349
Net income per share – basic	$0.18	$0.06
Net income per share – diluted	$0.17	$0.06

Anti-dilutive stock options and awards not included in net income per share calculation	1,290	1,086

Note 5 - Comprehensive Income

The components of accumulated other comprehensive income, net of tax, were (in thousands):

	September 30, 2012	July 1, 2012
Cumulative translation adjustment	$14,407	$14,542
Unrealized gain on investments, net	673	550
Total accumulated other comprehensive income	$15,080	$15,092

Note 6 - Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist primarily of money market funds and corporate commercial paper.

Note 7 - Investments

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

Investments at September 30, 2012 and July 1, 2012 were as follows (in thousands):

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$34,973	$1	$--	$34,974
United States Treasury	27,969	4	--	27,973
Public company equity securities	12,510	1,421	(387)	13,544
Certificates of deposit	9,389	--	--	9,389
Corporate debt securities	9,209	1	(4)	9,206
Municipal bonds	619	1	--	620
Held-to-maturity:
Corporate debt securities	12,154	28	--	12,182
Total short-term investments	$106,823	$1,456	$(391)	$107,888

Long-term investments:
Held-to-maturity:
Corporate debt securities	$772	$--	$--	$772
Total long-term investments	$772	$--	$--	$772

Total investments	$107,595	$1,456	$(391)	$108,660

	July 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$39,969	$1	$(1)	$39,969
United States Treasury	14,985	--	--	14,985
Public company equity securities	12,676	852	--	13,528
Certificates of deposit	9,448	--	--	9,448
Corporate debt securities	4,311	--	(7)	4,304
Held-to-maturity:
Corporate debt securities	3,148	--	(1)	3,147
Total short-term investments	$84,537	$853	$(9)	$85,381

Long-term investments:
Held-to-maturity:
Corporate debt securities	$9,606	$--	$(15)	$9,591
Total long-term investments	$9,606	$--	$(15)	$9,591

Total investments	$94,143	$853	$(24)	$94,972

The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates and fluctuations in stock prices of our public company equity securities.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Public company equity securities	$6,667	$(387)	$6,667	$(387)
Corporate debt securities	7,625	(4)	7,625	(4)
Total short-term investments	14,292	(391)	14,292	(391)
Total investments	$14,292	$(391)	$14,292	$(391)

	July 1, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$16,996	$(1)	$16,996	$(1)
Corporate debt securities	3,076	(7)	3,076	(7)
Held-to-maturity:
Corporate debt securities	811	(1)	811	(1)
Total short-term investments	20,883	(9)	20,883	(9)
Held-to-maturity:
Corporate debt securities	9,591	(15)	9,591	(15)
Total long-term investments	$9,591	$(15)	$9,591	$(15)
Total investments	$30,474	$(24)	$30,474	$(24)

As of September 30, 2012 and July 1, 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities at September 30, 2012 and July 1, 2012 by contractual maturities are shown below (in thousands):

	September 30, 2012		July 1, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$82,159	$82,162	$68,713	$68,706
Total available-for-sale investments	$82,159	$82,162	$68,713	$68,706

Held-to-maturity investments:
Due in one year or less	$12,154	$12,182	$3,148	$3,147
Due in one year to five years	772	772	9,606	9,591
Total held-to-maturity investments	$12,926	$12,954	$12,754	$12,738

Total investments	$95,085	$95,116	$81,467	$81,444

Non-Marketable Equity Securities

       The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s

financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $0.6 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of September 30, 2012 and July 1, 2012.  The Company did not recognize any impairment loss during the three months ended September 30, 2012 and October 2, 2011, respectively.

Note 8 - Fair Value Measurements

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three months ended September 30, 2012.

The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at September 30, 2012 and July 1, 2012 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$38,208	$-	$-	$38,208
Corporate commercial paper	-	4,999	-	4,999
Short-term investments:
Public company equity securities	13,544	-		13,544
Corporate commercial paper	-	34,974	-	34,974
U.S. government treasury	-	27,973	-	27,973
Corporate debt securities	-	9,206		9,206
Certificates of deposit	-	9,389	-	9,389
Municipal bonds		620		620
Total financial assets	$51,752	$87,161	$-	$138,913

Financial liabilities	$-	$-	$-	$-

	July 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$25,837	$-	$-	$25,837
Corporate commercial paper	-	14,998	-	14,998
Short-term investments:
Public company equity securities	13,528	-		13,528
Corporate commercial paper	-	39,969	-	39,969
U.S. government treasury	-	14,985	-	14,985
Certificates of deposit	-	9,448	-	9,448
Corporate debt securities	-	4,304		4,304
Total financial assets	$39,365	$83,704	$-	$123,069

Financial liabilities	$-	$-	$-	$-

As of September 30, 2012 and July 1, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the three months ended September 30, 2012.

Note 9 – Balance Sheet Components (in thousands)

	September 30, 2012	July 1, 2012
Inventories, net:
Raw materials	$11,792	$11,617
Work-in-process	5,146	5,318
Finished goods	2,120	2,156
	$19,058	$19,091
Property, plant and equipment, net:
Production and engineering equipment	$60,928	$60,237
Computer hardware and software	7,424	7,395
Building and leasehold improvements	33,401	33,352
Land	4,321	4,358
Construction in progress	486	509
	106,560	105,851
Less: Accumulated depreciation	(61,893)	(60,459)
	$44,667	$45,392
Other assets:
Long term deposit	$2,910	$2,910
Investments in privately held companies	600	600
Technology license	512	536
Deferred income tax charge	7,586	7,816
Other	1,026	417
	$12,634	$12,279
Accrued liabilities:
Payroll and related expenses	$6,981	$5,469
Employee withholdings and related expenses	950	396
Accrued professional fees	901	1,115
Accrued sales commission	521	540
Accrued sales return	503	186
Advance deposits from customers	393	568
Accrued warranty	360	360
Other	3,564	3,361
	$14,173	$11,995

Note 10 - Goodwill and Acquired Intangible Assets, Net

The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of September 30, 2012 and July 1, 2012, which was from the Emit and Oridus acquisitions in fiscal 2010. During the three months ended September 30, 2012, there were no indicators of impairment for the goodwill.

The following table presents details of the intangible assets acquired as a result of acquisitions as of September 30, 2012 and July 1, 2012 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 30, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,054	$538
Customer relationships	3-7	5,671	5,542	129
Trade name	3-6	1,775	1,493	282
Total		$17,038	$16,089	$949

	Estimated
	Useful Life	Gross	Accumulated
July 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,015	$577
Customer relationships	3-7	5,671	5,535	136
Trade name	3-6	1,775	1,412	363
Total		$17,038	$15,962	$1,076

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
Reported as:	September 30, 2012	October 2, 2011
Cost of revenues	$36	$411
Operating expenses	91	316
Total	$127	$727

Based on the purchased intangible assets recorded at September 30, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2013	$357
2014	247
2015	177
2016	87
2017	32
After 2017	49
$949

Note 11 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three months ended September 30, 2012 and October 2, 2011 (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Cost of revenues	$123	$109
Research and development	381	369
Sales and marketing	776	560
General and administrative	706	823
Total stock-based compensation expense	$1,986	$1,861

Stock-based compensation of $8,000 was capitalized as inventory as of September 30, 2012 and October 2, 2011.

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30, 2012	October 2, 2011
Risk-free interest rate	0.62%	0.85%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	45%	60%
Weighted average grant-date fair value	$6.22	$8.19

No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 30, 2012 and October 2, 2011.

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

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company’s stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2.5 million shares, plus any shares subject to stock awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to “full value” awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan’s share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, July 1, 2012	1,896	1,666	$15.63	548	$16.20
Granted	(780)	746	16.46	26	16.46
Exercised or vested	-	(194)	6.09	(227)	16.15
Canceled	12	(6)	17.42	(5)	16.92
Balance, September 30, 2012	1,128	2,212	$16.74	342	$16.24

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of September 30, 2012, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $4.8 million, which is expected to be recognized over a weighted average period of 3.7 years. The unrecognized stock-based compensation expense related to unvested RSUs was $4.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

A majority of the vested restricted stock units were net share settled. During the three months ended September 30, 2012 and October 2, 2011, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.0 million and $1.3 million for the three months ended September 30, 2012 and October 2, 2011, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions. Participants enrolled in the new offering periods will continue in an offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase.  No shares were purchased under the employee stock purchase plan during the three months ended September 30, 2012 and October 2, 2011. As of September 30, 2012, 1.5 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 12 - Repurchase of Common Stock

 On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  During the three months ended September 30, 2012, the Company repurchased 0.2 million shares at average price of $12.64 per share for a total purchase price of $2.2 million. As of September 30, 2012, approximately $29.4 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Note 13 - Commitments and Contingencies

Indemnification Agreements

The Company has entered into certain indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties, generally their business partners or customers, for losses suffered or incurred by the indemnified party in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. Based on negotiation and special circumstances of each case, the terms of the agreements may vary. The maximum potential amount of future payments which the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheet as disclosed in Note 9, was as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Balance as of beginning of period	$360	$360
Accruals for warranties issued during the period	59	47
Adjustments related to pre-existing warranties including expirations and changes in estimates	(11)	1
Cost of warranty repair	(48)	(48)
Balance as of end of period	$360	$360

Contractual Obligations

Contractual obligations as of September 30, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$12,495	$11,946	$549	$--	$--
Operating leases	276	154	122	--	--
Capital expenditure	946	857	89	--	--
Total	$13,717	$12,957	$760	$--	$--

Litigation

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 14 - Segment

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

The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Revenues:
United States	$16,045	$14,215
China	12,597	12,097
Europe	5,498	7,040
Japan	3,455	4,031
Other	7,289	5,994
Total	$44,884	$43,377

Top five customers, although not the same five customers for each period, together accounted for 51% and 46% of revenues for the three months ended September 30, 2012 and October 2, 2011, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	September 30, 2012	July 1, 2012
China	$34,264	$35,100
United States	6,010	5,825
Taiwan	4,393	4,467
Total	$44,667	$45,392

Note 15 - Income Taxes

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

As of September 30, 2012, the Company’s total unrecognized tax benefits were $15.6 million, of which $13.0 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $0.8 million as of September 30, 2012.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.8 million and $1.1 million for the three months ended September 30, 2012 and October 2, 2011, respectively. The decrease in provision for income taxes was primarily due to geographic mix of pre-tax income. The effective tax rate for the three months ended September 30, 2012 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development deduction in China. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2004 to 2011 remain open in several jurisdictions.

Note 16 - Subsequent Event

   On October 30, 2012, the Company completed the purchase of a building in San Jose, California for a total cost of $5.7 million.  The building is expected to be used as the future location of the Company’s U.S. headquarters.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012 filed with the Securities and Exchange Commission (“SEC”).

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2012 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Results of Operations

Revenues

(In thousands, except percentage)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Revenues	$44,884	$43,377	$1,507	3.5%

The increase in revenues for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was primarily due to an increase in revenues in our transmission and amplification products as a result of increased demand from our customers for these products.  Partially offsetting these increases was a decrease in revenues in our switching and routing products as a result of lower shipments and selling price erosion in the three months ended September 30, 2012 compared to the three months ended October 2, 2011.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers for each period together accounted for 51% and 46% of revenues for the three months ended September 30, 2012 and October 2, 2011, respectively.

For the three months ended December 30, 2012, we expect our revenues to be in the range of $43 million to $46 million.

Gross Profit

(In thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Gross profit	$16,630	$14,120	$2,510	17.8%
Gross profit margin	37.1%	32.6%

Gross profit increased for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 primarily driven by higher revenues, lower material costs and lower inventory reserve, partially offset by higher labor costs and manufacturing overhead expenses as a result of an increase in employee salary in China. The gross profit for the three months ended September 30, 2012 and October 2, 2011 was positively impacted by sales of previously reserved inventory of $1.0 million and $0.8 million, respectively.

Our gross profit margin increased for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 primarily due to lower material costs as a percentage of revenues and lower inventory reserve as a percentage of revenues partially offset by higher manufacturing overhead expenses as a percentage of revenues and higher direct labor costs as a percentage of revenues.

We expect our gross profit margin for the three months ending December 30, 2012 to decrease slightly compared to the three months ended September 30, 2012.

Research and Development

(In thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Research and development	$5,431	$4,975	$456	9.2%
Stock-based compensation	381	369	12	3.3%
Total expenses	$5,812	$5,344	$468	8.8%

Research and development expenses increased $0.5 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. The increase was primarily due to higher salary expenses and other employee related compensation expenses associated with an increase in headcount and higher R&D consulting expense primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to be higher for the three months ending December 30, 2012 compared to the three months ended September 30, 2012 as a result of increases in headcount and new product development activities.

Sales and Marketing

(In thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Sales and marketing	$3,212	$2,588	$624	24.1%
Stock-based compensation	776	560	216	38.6%
Total expenses	$3,988	$3,148	$840	26.7%

Sales and marketing expenses increased $0.8 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. The increase was primarily due to increases in salary and other employee related compensation expenses as a result of our annual pay raise in the three months ended September 30, 2012 and an increase in headcount associated with our mobile interactive business. The increase in stock based compensation expense was primarily due to additional grants to new and existing employees.

We expect our sales and marketing expenses, excluding stock compensation expense, to increase slightly for the three months ending December 30, 2012 compared to the three months ended September 30, 2012 primarily as we continue to increase in headcount related to our mobile interactive business.

General and Administrative

(In thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
General and administrative	$2,155	$2,609	$(454)	(17.4)%
Stock-based compensation	706	823	(117)	(14.2)%
Total expenses	$2,861	$3,432	$(571)	(16.6)%

General and administrative expenses decreased $0.6 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011. The decrease was primarily due to lower legal expense as we settled the patent litigation with Finisar in December 2011 and lower other consulting fees.

We expect our general and administrative expenses, excluding stock compensation expense, to remain at the same level for the three months ending December 30, 2012 compared to the three months ended September 30, 2012.

Amortization of Intangible Assets

(in thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Amortization of intangible assets	$127	$316	$(189)	(59.8)%

Amortization of intangible assets decreased $0.2 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011, primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net Gain on Sale and Disposal of Fixed Assets

(in thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Net gain on sale and disposal of fixed assets	$7	$377	$(370)	(98.1)%

Net gain on sale and disposal of fixed assets decreased $0.4 million for the three months ended September 30, 2012 compared to three months ended October 2, 2011.

Interest and Other Income, Net

(in thousands, except percentages)	Three Months Ended
	September 30, 2012	October 2, 2011	Change	Percentage Change
Interest and other income, net	$266	$113	$153	135.4%

Interest and other income, net increased $0.2 million for the three months ended September 30, 2012 compared to the three months ended October 2, 2011.   The increase was primarily attributable to a gain recognized related to sales of marketable equity securities during the three months ended September 30, 2012 while we had no such gain in the same period one year ago.  In addition, we had a foreign currency gain during the three months ended September 30, 2012 compared to a foreign currency loss during the three months ended October 2, 2011.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $0.8 million and $1.1 million for the three months ended September 30, 2012 and October 2, 2011, respectively. The decrease in provision for income taxes for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was due to geographic mix of our pre-tax income.

The effective tax rate for the three months ended September 30, 2012 differs from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development tax deduction in China. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity.  As of September 30, 2012, we had cash, cash equivalents and short-term and long-term investments of $180.2 million and working capital of $217.7 million.

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

Three Months Ended September 30, 2012

Our operating activities provided cash of $7.8 million in the three months ended September 30, 2012, a decrease of $0.3 million, compared to the three months ended October 2, 2011.   The net cash provided by operating activities in the three months ended September 30, 2012 was primarily attributable to a net income of $3.4 million, non-cash charges of $4.0 million and changes in net working capital of $0.4 million.  Non-cash charges in the three months ended September 30, 2012 included $1.9 million in depreciation and amortization and $2.0 million in stock-based compensation expense.  Net cash provided by working capital related items was  primarily driven by an increase in accrued liability and others of $2.2 million, a decrease in prepaid expense and other current assets of $0.4 million, partially offset by an increase in accounts receivable of $0.9 million and a decrease in accounts payable of $1.3 million.

An increase in accrued liabilities and other liabilities in the three months ended September 30, 2012 was primarily due to increases in accrued bonus and employee withholding related to our employee stock purchase plan.

A decrease in prepaid expense and other current assets in the three months ended September 30, 2012 was primarily due to decreases in balance of bankers’ acceptance notes and receipts of value added tax refund in China.

An increase in accounts receivable in the three months ended September 30, 2012 was primarily due to higher shipments in the first quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

A decrease in accounts payable was due to a timing of payments to our vendors and a lower level of inventory purchases.

Our investing activities used cash of $15.0 million in the three months ended September 30, 2012 primarily due to purchases of investments of $48.3 million and equipment purchases of $1.4 million, partially offset by sales and maturities of investments of $34.7 million. We expect capital expenditures to be in the range of $10 million to $12 million for fiscal 2013.

Our financing activities used cash of $2.4 million in the three months ended September 30, 2012 due to $2.7 million of cash spent on the repurchase of our common stock and $1.0 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $1.2 million in proceeds from issuance of common stock in connection with the exercise of stock options.

Three Months Ended October 2, 2011

Our operating activities provided cash of $8.0 million for the three months ended October 2, 2011 primarily as a result of a net income of $1.2 million, non-cash charges of $2.2 million in depreciation and amortization charges, $1.9 million in stock-based compensation expenses, deferred income tax of $0.9 million and an increase in cash of $2.0 million as a result of a net change in assets and liabilities.

For the three months ended October 2, 2011, the change in net assets and liabilities was primarily the result of an increase in accounts payable of $1.4 million, an increase in accrued and other liabilities of $1.7 million and a decrease of $0.3 million in inventory, partially offset by an increase in accounts receivable of $0.9 million and an increase in prepaid and other assets of $0.4 million.

An increase in accounts payable in the three months ended October 2, 2012 was primarily as a result of the timing of payments to our vendors.

An increase in accrued and other liabilities in the three months ended October 2, 2012 was primarily due to increased legal expense accruals as a result of on-going litigation activities and increased accrued bonus related to R&D projects.

An increase in accounts receivable in the three months ended October 2, 2012 was primarily due to timing of the shipments.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 3 - Recent Accounting Pronouncement” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of September 30, 2012 have been summarized below:

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$12,495	$11,946	$549	$--	$--
Operating leases	276	154	122	--	--
Capital expenditure	946	857	89	--	--
Total	$13,717	$12,957	$760	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of September 30, 2012 and October 2, 2011, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of September 30, 2012 and October 2, 2011 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	September 30,	September 30	July 1,	July 1,
(in thousands, except percentages)	2012	2012	2012	2012
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$36,195	0.05%	$23,856	0.07%
Cash equivalents - fixed rate	7,012	0.13%	16,979	0.14%
Short-term investments - fixed rate	94,316	0.37%	71,855	0.31%
Long-term investments - fixed rate	772	0.43%	9,606	0.57%
Total	$138,295		$122,296

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 30, 2012 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three months ended September 30, 2012.

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

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $13.5 million at September 30, 2012. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 30%, 40% and 50% in the stock prices of our publicly traded equity securities as of September 30, 2012 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
	Fair Value	(50%)	(40%)	(30%)
Publicly traded equity securities	$13,544	$6,772	$8,126	$9,481

        The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of the investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. As of September 30, 2012 and July 1, 2012, the aggregate cost of investments in privately-held companies was $0.6 million, and was included in other assets on our condensed consolidated balance sheets.

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

PART II.  OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

None

Item 1A—RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

We are devoting substantial resources to our Mobile Interactive business venture, which is a new and unproven business, and which might not be successful.

    We are increasing our expenditures in our new business area referred to as Mobile Interactive or Internet of Things.  The first product line from this venture is a remote interactive security and monitoring system for home and business.  The process of developing a new business line involves considerable risk and uncertainty. As such, we can make no assurances that any of the products we launch from this business will be commercially successful.  The risks we face in making this new business a success include the following:

•	the risk that the products and services we offer fail to perform adequately, due to software bugs, networking issues, faulty installation by customers or other problems;

•	the risk that we are misjudging the market opportunity for these new products and services;

•	the risk that we will not be successful in developing an adequate sales channel for these new products and services;

•	the risk that competition in the target markets is more intense than we anticipate; and

•	the risk that our supply chain for components is unable to meet potential demand, thus limiting potential sales.

    If we fail to adequately address any of these risks, our new Mobile Interactive venture may fail.  As part of our ramp-up for our upcoming product launch from this venture, we are purchasing substantial amounts of inventory.  If we are not successful in our product launch, we may need to write off some or all of this inventory, which would result in an immediate and substantial reduction to our net income for the period in which we record the write-off.  We are also materially increasing our research and development and sales and marketing expenses for this new business venture, which may not result in corresponding new revenue, which would harm our operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 30, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2012 – July 29, 2012	176	$12.64	176	$29,412
July 30, 2012 – August 26, 2012	--	$--	--	$29,412
August 27, 2012 – September 30, 2012	--	$--	--	$29,412
Total	176	$12.64	176

On October 27, 2011, we announced that our Board of Directors approved a new program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  During the three months ended September 30, 2012, the Company repurchased 0.2 million shares at average price of $12.64 per share for a total purchase price of $2.2 million. As of September 30, 2012, approximately $29.4 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

  See “Exhibit Index” appearing at the end of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
Date: November 9, 2012	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description
3.1	+	Certificate of Designations of Series A Junior Participating Preferred Stock of Oplink Communications, Inc.
4.1	++	Rights Agreement, dated as of September 18, 2012, between Oplink Communications, Inc. and Computershare Shareowner Services LLC
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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

+    Previously filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference.

++  Previously filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference.

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