Form 10-Q
period 2012-12-30
OPLINK COMMUNICATIONS INC
filed 2013-02-08
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of January 27, 2013, was 19,020,087.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	December 30,	July 1,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$59,289	$81,233
Short-term investments	107,151	85,382
Accounts receivable, net	39,479	33,165
Inventories	20,028	19,091
Deferred tax assets	1,612	1,609
Prepaid expenses and other current assets	7,569	8,633
Total current assets	235,128	229,113

Property, plant and equipment, net	50,569	45,392
Long-term investments	243	9,606
Goodwill and acquired intangible assets, net	1,395	1,648
Deferred tax assets, non-current	7,583	7,151
Other assets	12,577	12,279
Total assets	$307,495	$305,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,832	$11,739
Accrued liabilities	13,633	11,995
Income tax payable	325	465
Total current liabilities	24,790	24,199

Income tax payable, non-current	7,336	6,858
Deferred tax liabilities, non-current	675	675
Other non-current liabilities	1,326	1,325
Total liabilities	34,127	33,057

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 19,020 and 19,130 shares issued and outstanding as of December 30, 2012 and July 1, 2012, respectively	19	19
Additional paid-in capital	429,786	433,330
Accumulated other comprehensive income	13,053	15,092
Accumulated deficit	(169,490)	(176,309)
Total stockholders' equity	273,368	272,132
Total liabilities and stockholders' equity	$307,495	$305,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Revenues	$45,099	$43,328	$89,983	$86,705
Cost of revenues	28,570	29,977	56,824	59,234
Gross profit	16,529	13,351	33,159	27,471

Operating expenses:
Research and development	6,086	5,383	11,898	10,727
Sales and marketing	3,710	2,962	7,698	6,110
General and administrative	2,535	6,724	5,396	10,156
Amortization of acquired intangible assets	91	166	182	482
Net gain on sale and disposal of fixed assets	(5)	(8)	(12)	(385)
Total operating expenses	12,417	15,227	25,162	27,090

Operating income (loss)	4,112	(1,876)	7,997	381
Interest income and other, net	412	202	678	315
Income (loss) before provision (benefit) for income taxes	4,524	(1,674)	8,675	696
Provision (benefit) for income taxes	1,068	(181)	1,856	966
Net income (loss)	$3,456	$(1,493)	$6,819	$(270)

Net income (loss) per share:
Basic	$0.18	$(0.08)	$0.36	$(0.01)
Diluted	$0.18	$(0.08)	$0.35	$(0.01)

Weighted average shares:
Basic	19,107	19,185	19,093	19,446
Diluted	19,277	19,185	19,395	19,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net income (loss)	$3,456	$(1,493)	$6,819	$(270)
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	909	187	774	1,290
Change in net unrealized gain (loss) on investments, net	(2,936)	50	(2,813)	40
Other comprehensive income (loss), net	(2,027)	237	(2,039)	1,330
Comprehensive income (loss)	$1,429	$(1,256)	$4,780	$1,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
(in thousands)	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net income (loss)	$6,819	$(270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,593	3,007
Amortization of acquired intangible assets	254	1,054
Amortization of premium on investments	338	172
Net gain on sale and disposal of fixed assets	(12)	(385)
Stock-based compensation expense	3,080	3,118
Excess tax benefits from stock-based compensation	(153)	--
Deferred income taxes	6	624
Changes in assets and liabilities:
Accounts receivable	(6,202)	1,217
Inventories	277	3,448
Prepayments and other assets	356	(1,707)
Accounts payable	(686)	528
Accrued liabilities and other liabilities	2,485	995
Net cash provided by operating activities	10,155	11,801

Cash flows from investing activities
Acquisition of business, net	(1,090)	--
Purchases of available-for-sale investments	(65,077)	(106,433)
Sales and maturities of available-for-sale investments	54,561	120,118
Purchases of held-to-maturity investments	(5,246)	--
Purchases of non-marketable equity security	--	(200)
Proceeds from sales of property, plant and equipment	12	399
Purchases of property, plant and equipment	(8,324)	(5,815)
Net cash provided by (used for ) investing activities	(25,164)	8,069

Cash flows from financing activities
Proceeds from issuance of common stock	2,107	866
Repurchases of common stock	(8,321)	(18,489)
Excess tax benefits from stock-based compensation	153	--
Tax withholdings related to net share settlements of restricted stock units	(965)	(1,214)
Net cash used for financing activities	(7,026)	(18,837)

Effect of exchange rates on cash and cash equivalents	91	(150)
Net increase (decrease) in cash and cash equivalents	(21,944)	883
Cash and cash equivalents at beginning of period	81,233	52,644
Cash and cash equivalents at end of period	$59,289	$53,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 - Description of Business

Oplink Communications, Inc. (“Oplink” or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China and in Taiwan.

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 30, 2012, the results of its operations for the three and six month periods ended December 30, 2012 and January 1, 2012 and its cash flows for the three and six month periods ended December 30, 2012 and January 1, 2012. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The July 1, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

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

Note 3 - Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued and amended ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted this guidance at the beginning of fiscal 2013 and the adoption of this guidance did not have a material impact on its consolidated financial statements.

      In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"), requiring an entity to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statement of net income and other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in fiscal years (including interim periods) beginning after December 15, 2011. The Company adopted this guidance at the beginning of fiscal 2013 and the adoption of this guidance did not have a material impact on its consolidated financial statements.

Note 4 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period, if dilutive.  Potentially dilutive common shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income (loss) per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months ended		Six Months ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Numerator:
Net income (loss)	$3,456	$(1,493)	$6,819	$(270)

Denominator:
Weighted average common shares outstanding	19,107	19,185	19,093	19,446
Dilutive effect of employee stock options and restricted stock units	170	--	302	--
Weighted average common shares outstanding, assuming dilution	19,277	19,185	19,395	19,446

Net income (loss) per share:
Basic	$0.18	$(0.08)	$0.36	$(0.01)
Diluted	$0.18	$(0.08)	$0.35	$(0.01)

Anti-dilutive stock options and awards not included in net income (loss) per share calculation	1,766	2,605	1,529	2,605

Diluted net loss per share for the three and six months ended January 1, 2012 was computed using the weighted-average common shares outstanding and excluded all potentially dilutive common shares because the Company was in a net loss position and their inclusion would be anti-dilutive.

Note 5 – Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were (in thousands):

	December 30, 2012	July 1, 2012
Cumulative translation adjustment	$15,316	$14,542
Unrealized gain (loss) on investments, net	(2,263)	550
Total accumulated other comprehensive income	$13,053	$15,092

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

Investments at December 30, 2012 and July 1, 2012 were as follows (in thousands):

	December 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
United States Treasury	$33,975	$8	$--	$33,983
Corporate commercial paper	24,992	1	(1)	24,992
Public company equity securities	12,485	968	(3,237)	10,216
Corporate debt securities	10,221	1	(1)	10,221
Certificates of deposit	9,535	--	--	9,535
Municipal bonds	616	--	--	616
Held-to-maturity:
Corporate debt securities	17,588	20	(2)	17,606
Total short-term investments	$109,412	$998	$(3,241)	$107,169

Long-term investments:
Held-to-maturity:
Corporate debt securities	$243	$--	$--	$243
Total long-term investments	$243	$--	$--	$243

Total investments	$109,655	$998	$(3,241)	$107,412

	July 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
United States Treasury	$14,985	$--	$--	$14,985
Corporate commercial paper	39,969	1	(1)	39,969
Public company equity securities	12,676	852	--	13,528
Corporate debt securities	4,311	--	(7)	4,304
Certificates of deposit	9,448	--	--	9,448
Held-to-maturity:
Corporate debt securities	3,148	--	(1)	3,147
Total short-term investments	$84,537	$853	$(9)	$85,381

Long-term investments:
Held-to-maturity:
Corporate debt securities	$9,606	$--	$(15)	$9,591
Total long-term investments	$9,606	$--	$(15)	$9,591

Total investments	$94,143	$853	$(24)	$94,972

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

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 30, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$9,995	$(1)	$9,995	$(1)
Corporate debt securities	4,481	(1)	4,481	(1)
Public company equity securities	3,817	(3,237)	3,817	(3,237)
Held-to-maturity:
Corporate debt securities	4,977	(2)	4,977	(2)
Total short-term investments	23,270	(3,241)	23,270	(3,241)
Total investments	$23,270	$(3,241)	$23,270	$(3,241)

	July 1, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$16,996	$(1)	$16,996	$(1)
Corporate debt securities	3,076	(7)	3,076	(7)
Held-to-maturity:
Corporate debt securities	811	(1)	811	(1)
Total short-term investments	20,883	(9)	20,883	(9)
Held-to-maturity:
Corporate debt securities	9,591	(15)	9,591	(15)
Total long-term investments	$9,591	$(15)	$9,591	$(15)
Total investments	$30,474	$(24)	$30,474	$(24)

        As of December 30, 2012 and July 1, 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities at December 30, 2012 and July 1, 2012 by contractual maturities are shown below (in thousands):

	December 30, 2012		July 1, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$79,339	$79,347	$68,713	$68,706
Total available-for-sale investments	$79,339	$79,347	$68,713	$68,706

Held-to-maturity investments:
Due in one year or less	$17,588	$17,606	$3,148	$3,147
Due in one year to five years	243	243	9,606	9,591
Total held-to-maturity investments	$17,831	$17,849	$12,754	$12,738

Total investments	$97,170	$97,196	$81,467	$81,444

Non-Marketable Equity Securities

      The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $0.6 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of December 30, 2012 and July 1, 2012.  The Company did not recognize any impairment loss during the three and six months ended December 30, 2012 and January 1, 2012, respectively.

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three months ended December 30, 2012.

The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at December 30, 2012 and July 1, 2012 (in thousands):

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$28,265	$-	$-	$28,265
Corporate commercial paper	-	6,999	-	6,999
Short-term investments:
Public company equity securities	10,216	-		10,216
U.S. government treasury	-	33,983	-	33,983
Corporate commercial paper	-	24,992	-	24,992
Corporate debt securities	-	10,221		10,221
Certificates of deposit	-	9,535	-	9,535
Municipal bonds		616		616
Total financial assets	$38,481	$86,346	$-	$124,827

Financial liabilities	$-	$-	$-	$-

	July 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$25,837	$-	$-	$25,837
Corporate commercial paper	-	14,998	-	14,998
Short-term investments:
Public company equity securities	13,528	-		13,528
Corporate commercial paper	-	39,969	-	39,969
U.S. government treasury	-	14,985	-	14,985
Certificates of deposit	-	9,448	-	9,448
Corporate debt securities	-	4,304		4,304
Total financial assets	$39,365	$83,704	$-	$123,069

Financial liabilities	$-	$-	$-	$-

        As of December 30, 2012 and July 1, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the three and six months ended December 30, 2012.

Note 9 – Balance Sheet Components (in thousands)

	December 30, 2012	July 1, 2012
Inventories, net:
Raw materials	$12,509	$11,617
Work-in-process	6,003	5,318
Finished goods	1,516	2,156
	$20,028	$19,091
Property, plant and equipment, net:
Production and engineering equipment	$62,772	$60,237
Computer hardware and software	7,413	7,395
Building and leasehold improvements	35,999	33,352
Land	7,839	4,358
Construction in progress	522	509
	114,545	105,851
Less: Accumulated depreciation	(63,976)	(60,459)
	$50,569	$45,392
Other assets:
Long term deposit	$2,910	$2,910
Investments in privately held companies	600	600
Technology license	488	536
Deferred income tax charge	7,357	7,816
Other	1,222	417
	$12,577	$12,279
Accrued liabilities:
Payroll and related expenses	$7,478	$5,469
Employee withholdings and related expenses	449	396
Accrued professional fees	818	1,115
Accrued sales commission	495	540
Accrued sales return	303	186
Advance deposits from customers	279	568
Accrued warranty	360	360
Other	3,451	3,361
	$13,633	$11,995

Note 10 - Goodwill and Acquired Intangible Assets, Net

        The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of December 30, 2012 and July 1, 2012, which was from the Emit and Oridus acquisitions in fiscal 2010. During the three and six months ended December 30, 2012, there were no indicators of impairment for the goodwill.

The following table presents details of the intangible assets acquired as a result of acquisitions as of December 30, 2012 and July 1, 2012 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
December 30, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,093	$499
Customer relationships	3-7	5,671	5,549	122
Trade name	3-6	1,775	1,574	201
Total		$17,038	$16,216	$822

	Estimated
	Useful Life	Gross	Accumulated
July 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,015	$577
Customer relationships	3-7	5,671	5,535	136
Trade name	3-6	1,775	1,412	363
Total		$17,038	$15,962	$1,076

The following table presents details of the amortization expense of intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Cost of revenues	$36	$161	$72	$572
Operating expenses	91	166	182	482
Total	$127	$327	$254	$1,054

Based on the purchased intangible assets recorded at December 30, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2013	$230
2014	247
2015	177
2016	87
2017	32
After 2017	49
$822

Note 11 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three and six months ended December 30, 2012 and January 1, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Cost of revenues	$49	$89	$172	$198
Research and development	257	335	638	704
Sales and marketing	361	454	1,137	1,014
General and administrative	427	379	1,133	1,202
Total stock-based compensation expense	$1,094	$1,257	$3,080	$3,118

       Stock-based compensation of $8,000 was capitalized as inventory as of December 30, 2012 and January 1, 2012.

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected term	4.6 years	--	4.6 years	4.6 years
Risk-free interest rate	0.60%	--	0.62%	0.85%
Volatility	43%	--	45%	60%
Dividend yield	0%	--	0%	0%
Weighted average grant-date fair value	$5.78	$--	$6.19	$8.19

No stock options were granted under the Company’s employee stock option plan during the three months ended January 1, 2012.

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.22%	0.15%	0.22%	0.15%
Volatility	41%	58%	41%	58%
Dividend yield	0%	0%	0%	0%

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, July 1, 2012	1,896	1,666	$15.63	548	$16.20
Granted	(826)	788	16.43	29	16.41
Exercised or vested	-	(223)	6.23	(233)	16.16
Canceled	44	(36)	16.89	(6)	16.87
Balance, December 30, 2012	1,114	2,195	$16.85	338	$16.24

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of December 30, 2012, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $4.6 million, which is expected to be recognized over a weighted average period of 3.5 years. The unrecognized stock-based compensation expense related to unvested RSUs was $3.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

A majority of the vested restricted stock units were net share settled. During the six months ended December 30, 2012 and January 1, 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.0 million and $1.2 million for the six months ended December 30, 2012 and January 1, 2012, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. During the six months ended December 30, 2012 and January 1, 2012, the Company issued 0.1 million shares of common stock under the plan. As of December 30, 2012, 1.4 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 12 - Repurchase of Common Stock

 On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  During the three and six months ended December 30, 2012, the Company repurchased 0.4 million and 0.6 million shares at an average price of $15.15 and $14.35 per share for a total purchase price of $5.7 million and $7.9 million, respectively. As of December 30, 2012, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Balance as of beginning of period	$360	$360	$360	$360
Accruals for warranties issued during the period	64	51	123	98
Adjustments related to pre-existing warranties including expirations and changes in estimates	(22)	(12)	(33)	(11)
Cost of warranty repair	(42)	(39)	(90)	(87)
Balance as of end of period	$360	$360	$360	$360

Contractual Obligations

Contractual obligations as of December 30, 2012 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,381	$13,100	$4,281	$--	$--
Operating leases	371	288	83	--	--
Capital expenditure	2,183	2,088	95	--	--
Total	$19,935	$15,476	$4,459	$--	$--

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

The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Revenues:
United States	$18,115	$13,909	$34,160	$28,124
China	11,596	10,683	24,193	22,780
Europe	6,290	7,066	11,788	14,106
Japan	2,880	3,282	6,335	7,313
Other	6,218	8,388	13,507	14,382
Total	$45,099	$43,328	$89,983	$86,705

Top five customers, although not the same five customers, together accounted for 50% and 45% of revenues for the three months ended December 30, 2012 and January 1, 2012, respectively; and 50% and 44% of revenues for the six months ended December 30, 2012 and January 1, 2012, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	December 30, 2012	July 1, 2012
China	$34,120	$35,100
United States	11,852	5,825
Taiwan	4,597	4,467
Total	$50,569	$45,392

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

As of December 30, 2012, the Company’s total unrecognized tax benefits were $15.9 million, of which $13.4 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $0.9 million as of December 30, 2012.

The Company is required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $1.1 million and a tax benefit of $0.2 million for the three months ended December 30, 2012 and January 1, 2012, respectively and a tax provision of $1.9 million and $1.0 million for the six months ended December 30, 2012 and January 1, 2012, respectively. The increase in provision for income taxes was primarily due to higher net income before tax. The effective tax rate for the three months ended December 30, 2012 differed from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

On January 2, 2013, The American Taxpayer Relief Act of 2012 was signed into law, which retroactively extends the Federal research and development tax credit from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, the Company expects to recognize a benefit of approximately $0.2 million for qualifying amounts incurred in calendar year 2012.  The benefit will be recognized in the period of enactment, which is expected be in the three months ended March 31, 2013.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended December 30, 2012 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Results of Operations

Revenues

				Percentage				Percentage
	Three Months Ended		Change	Change	Six Months Ended		Change	Change
(In thousands, except percentage)
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012
Revenues	$45,099	$43,328	$1,771	4.1%	$89,983	$86,705	$3,278	3.8%

The increase in revenues for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 was primarily due to an increase in revenues in our transmission products as a result of the ramp up of new products.  In addition, revenues from our switching and routing and conditioning and monitoring products increased as a result of increased unit shipments for these products.  Partially offsetting these increases was a decrease in revenues in amplifier and multiplexing products as a result of lower unit shipments in the three months ended December 30, 2012 compared to the three months ended January 1, 2012.

The increase in revenues for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 was primarily due to an increase in revenues in our transmission products resulting from the new products ramp up.  In addition, revenues from conditioning and monitoring products increased driven by higher unit shipments.  Partially offsetting these increases was a decrease in revenues in our switching and routing, optical amplification and multiplexer products as a result of lower unit shipments.  Furthermore, the average selling prices for most of our products declined, which is a characteristic of the industry in which we operate.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 50% and 45% of revenues for the three months ended December 30, 2012 and January 1, 2012, respectively, and 50% and 44% of revenues for the six months ended December 30, 2012 and January 1, 2012, respectively.

For the three months ending March 31, 2013, we expect our revenues to be in the range of $42 million to $45 million.

Gross Profit

				Percentage				Percentage
	Three Months Ended		Change	Change	Six Months Ended		Change	Change
	(In thousands, except percentage)
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012
Gross profit	$16,529	$13,351	$3,178	23.8%	$33,159	$27,471	$5,688	20.7%
Gross profit margin	36.7%	30.8%			36.9%	31.7%

Gross profit increased for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 primarily driven by higher revenues, lower material costs and lower direct labor, partially offset by higher manufacturing overhead expenses as a result of an increase in employee compensation in China. The gross profit for the three months ended December 30, 2012 and January 1, 2012 was positively impacted by sales of previously reserved inventory of $1.1 million.

Gross profit increased for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 primarily driven by higher revenues and lower material costs, partially offset by higher manufacturing overhead expenses as a result of an increase in employee compensation in China. The gross profit for the six months ended December 30, 2012 and January 1, 2012 was positively impacted by sales of previously reserved inventory of $2.1 million and $2.0 million, respectively.

Our gross profit margin increased for the three months ended December 30, 2012 compared to the three months ended January 1, 2012 primarily due to lower material costs as a percentage of revenues and lower labor costs as a percentage of revenues partially offset by higher manufacturing overhead expenses as a percentage of revenues.

Our gross profit margin increased for the six months ended December 30, 2012 compared to the six months ended January 1, 2012 primarily due to lower material costs as a percentage of revenues partially offset by higher manufacturing overhead expenses as a percentage of revenues.

We expect our gross profit margin for the three months ending March 31, 2013 to decrease slightly compared to the three months ended December 30, 2012.

Research and Development

				Percentage					Percentage
	Three Months Ended		Change	Change		Six Months Ended		Change	Change
	(In thousands, except percentage)
	December 30, 2012	January 1, 2012				December 30, 2012	January 1, 2012
Research and development	$5,829	$5,048	$781	15.5%		$11,260	$10,023	$1,237	12.3%
Stock-based compensation	257	335	(78)	(23.3	% )	638	704	(66)	(9.4%)
Total expenses	$6,086	$5,383	$703	13.1%		$11,898	$10,727	$1,171	10.9%

Research and development expenses increased $0.7 million and $1.2 million for the three and six months ended December 30, 2012 compared to the three and six months ended January 1, 2012. The increase was primarily due to higher salary expenses and other employee related compensation expenses associated with increases in headcount and employee compensation in China and higher research and development consulting expense primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to be higher for the three months ending March 31, 2013 compared to the three months ended December 30, 2012 as a result of a continuous increase in headcount.

Sales and Marketing

				Percentage					Percentage
	Three Months Ended		Change	Change		Six Months Ended		Change	Change
	(In thousands, except percentage)
	December 30, 2012	January 1, 2012				December 30, 2012	January 1, 2012
Sales and marketing	$3,349	$2,508	$841	33.5%		$6,561	$5,096	$1,465	28.7%
Stock-based compensation	361	454	(93)	(20.5	% )	1,137	1,014	123	12.1%
Total expenses	$3,710	$2,962	$748	25.3%		$7,698	$6,110	$1,588	26.0%

Sales and marketing expenses increased $0.7 million and $1.6 million for the three and six months ended December 30, 2012 compared to the three and six months ended January 1, 2012. The increase was primarily due to increases in salary and other employee related compensation expenses as a result of an increase in headcount associated with our mobile interactive business.

We expect our sales and marketing expenses, excluding stock compensation expense, to remain at the same level for the three months ending March 31, 2013 compared to the three months ended December 30, 2012.

General and Administrative

				Percentage					Percentage
	Three Months Ended		Change	Change		Six Months Ended		Change	Change
	(In thousands, except percentage)
	December 30, 2012	January 1, 2012				December 30, 2012	January 1, 2012
General and administrative	$2,108	$6,345	$(4,237)	(66.8	% )	$4,263	$8,954	$(4,691)	(52.4%)
Stock-based Compensation	427	379	48	12.7%		1,133	1,202	(69)	(5.7%)
Total expenses	$2,535	$6,724	$(4,189)	(62.3	% )	$5,396	$10,156	$(4,760)	(46.9%)

General and administrative expenses decreased $4.2 and $4.8 million for the three and six months ended December 30, 2012 compared to the three and six months ended January 1, 2012. The decrease was primarily due to lower legal expense as we settled the patent litigation with Finisar in December 2011 and lower other consulting fees.

We expect our general and administrative expenses, excluding stock compensation expense, to remain at same level for the three months ending March 31, 2013 compared to the three months ended December 30, 2012.

Amortization of Acquired Intangible Assets

				Percentage					Percentage
	Three Months Ended		Change	Change		Six Months Ended		Change	Change
(In thousands, except percentage)
	December 30, 2012	January 1, 2012				December 30, 2012	January 1, 2012
Amortization of acquired intangible assets	$91	$166	$(75)	(45.2	% )	$182	$482	$(300)	(62.2%)

Amortization of intangible assets decreased $0.1 million and $0.3 million for the three and six months ended December 30, 2012 compared to the three and six months ended January 1, 2012, primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net Gain on Sale and Disposal of Assets

				Percentage					Percentage
	Three Months Ended		Change	Change		Six Months Ended		Change	Change
(In thousands, except percentage)
	December 30, 2012	January 1, 2012				December 30, 2012	January 1, 2012
Net gain on sale and disposal of assets	$(5)	$(8)	$3	(37.5	% )	$(12)	$(385)	$373	(96.9%)

Interest and Other Income, Net

				Percentage				Percentage
	Three Months Ended		Change	Change	Six Months Ended		Change	Change
(In thousands, except percentage)
	December 30, 2012	January 1, 2012			December 30, 2012	January 1, 2012
Interest and other income, net	$412	$202	$210	104.0%	$678	$315	$363	115.2%

Interest and other income, net increased $0.2 million for the three months ended December 30, 2012 compared to the three months ended January 1, 2012.   The increase was primarily attributable to a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 while we had no such gain in the same period one year ago. Partially offsetting these increases was a foreign currency loss recognized during the three months ended December 30, 2012 while we had a foreign currency gain during the three months ended January 1, 2012.

Interest and other income, net increased $0.4 million for the six months ended December 30, 2012 compared to the six months ended January 1, 2012.   The increase was primarily attributable to a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 and a gain recognized related to sales of marketable equity securities during the six months ended December 30, 2012 while we had no such gains in the same period one year ago. Partially offsetting these increases was a foreign currency loss recognized during the six months ended December 30, 2012 while we had a foreign currency gain during the six months ended January 1, 2012.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $1.1 million and a tax benefit of $0.2 million for the three months ended December 30, 2012 and January 1, 2012, respectively and a tax provision of $1.9 million and $1.0 million for the six months ended December 30, 2012 and January 1, 2012, respectively. The increase in provision for income taxes for the three and six months ended December 30, 2012 compared to the three and six months ended January 1, 2012 was due to higher net income before tax.

The effective tax rate for the three and six months ended December 30, 2012 differed from the statutory rate primarily due to the mix of foreign earnings and non-deductible stock-based compensation. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity.  As of December 30, 2012, we had cash, cash equivalents and short-term and long-term investments of $166.7 million and working capital of $210.3 million.

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

Six Months Ended December 30, 2012

Our operating activities provided cash of $10.2 million in the six months ended December 30, 2012, a decrease of $1.6 million, compared to the six months ended January 1, 2012.   The net cash provided by operating activities in the six months ended December 30, 2012 was primarily attributable to a net income of $6.8 million adjusted by non-cash charges of $7.1 million and changes in net working capital of $3.8 million.  Non-cash charges in the six months ended December 30, 2012 included $3.8 million in depreciation and amortization and $3.1 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in accounts receivable of $6.2 million and a decrease in account payable of $0.7 million, partially offset by an increase in accrued liability and others of $2.5 million, a decrease in prepaid expense and other current assets of $0.4 million and a decrease in inventory of $0.3 million.

The increase in accounts receivable in the six months ended December 30, 2012 was primarily due to higher revenue in the first six months of fiscal 2013 compared to fiscal 2012, timing of shipments and slow collection over the holidays. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The decrease in accounts payable was due to a timing of payments to our vendors.

The increase in accrued liabilities and other liabilities in the six months ended December 30, 2012 was primarily due to increases in accrued bonus and business taxes payable in China and a higher income tax payable as a result of higher net income in the first six months of fiscal 2013.

The decrease in prepaid expense and other current assets in the six months ended December 30, 2012 was primarily due to decreases in balance of bankers’ acceptance notes and receipts of value added tax refund in China.

Our investing activities used cash of $25.2 million in the six months ended December 30, 2012 primarily due to purchases of investments of $70.3 million, partially offset by cash proceeds from sales and maturities of investments of $54.6 million.  In addition, we used $8.3 million to purcahse property and equipments, primarily related to the purchase of a facility of $5.7 million  in San Jose, California.  We also paid $1.1 million for a small business acquisition in the six months ended December 30, 2012.  We expect capital expenditures to be approximately $12 million for the fiscal 2013.

Our financing activities used cash of $7.0 million in the six months ended December 30, 2012 due to $8.3 million of cash spent on the repurchase of our common stock and $1.0 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $2.1 million in proceeds from issuance of common stock in connection with the exercise of stock options and the issuance of stock under our employee stock purchase plan.

Six Months Ended January 1, 2012

Our operating activities provided cash of $11.8 million for the six months ended January 1, 2012 was primarily attributable to an increase in cash of $4.5 million as a result of a net change in assets and liabilities, non-cash charges of $4.1 million in depreciation and amortization charges, $3.1 million in stock-based compensation expenses and $0.6 million in deferred income tax, partially offset by a net loss of $0.3 million.

For the six months ended January 1, 2012, the change in net assets and liabilities, primarily the result of a decrease in inventories of $3.4 million, a decrease in accounts receivable of $1.2 million, an increase in accrued and other liabilities of $1.0 million, and an increase in accounts payable of $0.5 million partially offset by an increase in prepaid and other assets of $1.7 million.

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

The decrease in accounts receivable in the six months ended January 1, 2012 was primarily due to lower revenues and timing of shipments.

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

Our investing activities provided cash of $8.1 million in the six months ended January 1, 2012, primarily due to sales and maturities of short-term investments of $120.1 million and proceeds from sales of equipment of $0.4 million, partially offset by purchase of short-term investment and property and equipment of $106.4 million and $5.8 million, respectively. In addition, we used $0.2 million to purchase non-marketable equity securities in the six months ended January 1, 2012.

Our financing activities used cash of $18.8 million in the six months ended January 1, 2012, primarily due to $18.5 million cash used to repurchase our common stock and $1.2 million in tax withholding payments related to net share settlements of restricted stock units partially offset by $0.9 million cash proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of December 30, 2012, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 3 - Recent Accounting Pronouncement” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of December 30, 2012 have been summarized below:

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$17,381	$13,100	$4,281	$--	$--
Operating leases	371	288	83	--	--
Capital expenditure	2,183	2,088	95	--	--
Total	$19,935	$15,476	$4,459	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of December 30, 2012 and January 1, 2012, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of December 30, 2012 and January 1, 2012 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 30,	December 30	July 1,	July 1,
(in thousands, except percentages)	2012	2012	2012	2012
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$28,254	0.06%	$23,856	0.07%
Cash equivalents - fixed rate	7,010	0.11%	16,979	0.14%
Short-term investments - fixed rate	96,935	0.37%	71,855	0.31%
Long-term investments - fixed rate	243	0.37%	9,606	0.57%
Total	$132,442		$122,296

Foreign Currency Exchange Rate Exposure

We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 30, 2012 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and six months ended December 30, 2012.

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

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $10.2 million at December 30, 2012. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock prices of our publicly traded equity securities as of December 30, 2012 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
	Fair Value	(30%)	(20%)	(10%)
As of December 30, 2012
Publicly traded equity securities	$10,216	$7,151	$8,173	$9,195

        The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of the investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. As of December 30, 2012 and July 1, 2012, the aggregate cost of investments in privately-held companies was $0.6 million, and was included in other assets on our condensed consolidated balance sheets.

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

If we fail to adequately address any of these risks, our new Mobile Interactive venture may fail.  As part of our ramp-up for our upcoming product launch from this venture, we are purchasing substantial amounts of inventory.  If we are not successful in our product launch, we may need to write off some or this entire inventory, which would result in an immediate and substantial reduction to our net income for the period in which we record the write-off.  We are also materially increasing our research and development and sales and marketing expenses for this new business venture, which may not result in corresponding new revenue, which would harm our operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended December 30, 2012 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 28, 2012	212	$15.34	212	$26,164
October 29, 2012 – November 25, 2012	87	$14.82	87	$24,870
November 26, 2012 – December 30, 2012	76	$15.01	76	$23,722
Total	375	$15.15	375

On October 27, 2011, we announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  During the three and six months ended December 30, 2012, we repurchased 0.4 million and 0.6 million shares at an average price of $15.15 and $14.35 per share for a total purchase price of $5.7 million and $7.9 million. As of December 30, 2012, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

OPLINK COMMUNICATIONS, INC.
Date: February 8, 2013	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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