Form 10-Q
period 2013-05-06
OPLINK COMMUNICATIONS INC
filed 2013-05-10
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of April 28, 2013, was 19,039,659.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share data)	March 31,	July 1,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$66,133	$81,233
Short-term investments	107,322	85,382
Accounts receivable, net	40,853	33,165
Inventories	20,782	19,091
Deferred tax assets	1,478	1,609
Prepaid expenses and other current assets	7,556	8,633
Total current assets	244,124	229,113

Property, plant and equipment, net	45,004	45,392
Long-term investments	3,054	9,606
Goodwill and acquired intangible assets, net	1,268	1,648
Deferred tax assets, non-current	7,652	7,151
Other assets	12,825	12,279
Total assets	$313,927	$305,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,111	$11,739
Accrued liabilities	15,290	11,995
Income tax payable	809	465
Total current liabilities	29,210	24,199

Income tax payable, non-current	7,465	6,858
Deferred tax liabilities, non-current	675	675
Other non-current liabilities	1,291	1,325
Total liabilities	38,641	33,057

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 19,038 and 19,130 shares issued and outstanding as of March 31, 2013 and July 1, 2012, respectively	19	19
Additional paid-in capital	431,081	433,330
Accumulated other comprehensive income	11,625	15,092
Accumulated deficit	(167,439)	(176,309)
Total stockholders’ equity	275,286	272,132
Total liabilities and stockholders’ equity	$313,927	$305,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Revenues	$44,124	$43,978	$134,107	$130,683
Cost of revenues	28,474	30,470	85,298	89,704
Gross profit	15,650	13,508	48,809	40,979

Operating expenses:
Research and development	6,647	6,024	18,545	16,751
Sales and marketing	4,006	3,319	11,704	9,429
General and administrative	2,644	2,267	8,040	9,106
Amortization of acquired intangible assets	91	91	273	573
Legal settlement	--	--	--	3,317
Net (gain) loss on sale and disposal of property and equipment	(258)	19	(270)	(366)
Total operating expenses	13,130	11,720	38,292	38,810

Operating income	2,520	1,788	10,517	2,169
Interest income and other, net	201	93	879	408
Income before provision (benefit) for income taxes	2,721	1,881	11,396	2,577
Provision (benefit) for income taxes	670	(977)	2,526	(11)
Net income	$2,051	$2,858	$8,870	$2,588

Net income per share:
Basic	$0.11	$0.15	$0.47	$0.13
Diluted	$0.11	$0.14	$0.46	$0.13

Weighted average shares:
Basic	19,029	19,200	19,072	19,364
Diluted	19,252	19,795	19,370	19,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net income	$2,051	$2,858	$8,870	$2,588
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	(169)	1,030	605	2,320
Change in net unrealized gain (loss) on investments, net	(1,259)	2,763	(4,072)	2,803
Other comprehensive income (loss), net	(1,428)	3,793	(3,467)	5,123
Comprehensive income	$623	$6,651	$5,403	$7,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
(in thousands)	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$8,870	$2,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,436	4,632
Amortization of acquired intangible assets	381	1,173
Amortization of premium on investments	425	113
Net gain on sale and disposal of property and equipment	(270)	(366)
Stock-based compensation expense	4,413	4,452
Deferred income taxes	(221)	623
Changes in assets and liabilities:
Accounts receivable	(7,587)	(955)
Inventories	(532)	5,456
Prepayments and other assets	469	(2,370)
Accounts payable	1,481	194
Accrued liabilities and other liabilities	4,296	1,196
Net cash provided by operating activities	17,161	16,736

Cash flows from investing activities
Acquisition of business, net	(1,090)	--
Purchases of available-for-sale investments	(96,986)	(157,098)
Sales and maturities of available-for-sale investments	85,386	171,631
Purchases of held-to-maturity investments	(8,312)	(7,279)
Purchase of non-marketable equity security	--	(200)
Proceeds from sales of property and equipment	5,988	406
Purchases of property and equipment	(10,194)	(10,758)
Net cash used for investing activities	(25,208)	(3,298)

Cash flows from financing activities
Proceeds from issuance of common stock	2,240	1,296
Repurchases of common stock	(8,320)	(19,922)
Tax withholdings related to net share settlements of restricted stock units	(984)	(1,223)
Net cash used for financing activities	(7,064)	(19,849)

Effect of exchange rates on cash and cash equivalents	11	10
Net decrease in cash and cash equivalents	(15,100)	(6,401)
Cash and cash equivalents at beginning of period	81,233	52,644
Cash and cash equivalents at end of period	$66,133	$46,243

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

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three and nine month periods ended March 31, 2013 and April 1, 2012 and its cash flows for the nine month periods ended March 31, 2013 and April 1, 2012. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012. The July 1, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation and to present legal settlement seperately on the condensed consolidated statements of operations.

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

Note 3 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this amendment in the three months ended March 31, 2013 and the adoption did not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Topic 350: Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

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

        In June 2011, the FASB issued ASU No. 2011-05: Presentation of Comprehensive Income, which requires an entity to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statement of net income and other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective in fiscal years (including interim periods) beginning after December 15, 2011. The Company adopted this guidance at the beginning of fiscal 2013 and the adoption of this guidance did not have a material impact on its consolidated financial statements.

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

	Three Months ended		Nine Months ended
	March 31, 2013	April 1, 2012	March 31, 2012	April 1, 2012
Numerator:
Net income	$2,051	$2,858	$8,870	$2,588

Denominator:
Weighted average common shares outstanding	19,029	19,200	19,072	19,364
Dilutive effect of employee stock options and restricted stock units	223	595	298	618
Weighted average common shares outstanding, assuming dilution	19,252	19,795	19,370	19,982

Net income per share:
Basic	$0.11	$0.15	$0.47	$0.13
Diluted	$0.11	$0.14	$0.46	$0.13

Anti-dilutive stock options and awards not included in net income per share calculation	1,750	970	1,605	1,034

Note 5 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component and related tax effects for the three months ended March 31, 2013 were as follows (in thousands):

	Unrealized Losses on Available-for-Sale Securities		Foreign Currency Translation Adjustment	Total
December 30, 2012	$(2,263)		$15,316	$13,053
Other comprehensive income before reclassification	(1,243)		(169)	(1,412)
Amounts reclassified from accumulated other comprehensive income	(16	)(1)	--	(16)
Other comprehensive loss, net	(1,259)		(169)	(1,428)
March 31, 2013	$(3,522)		$15,147	$11,625

(1) This component of accumulated other comprehensive income is included in the Interest income and other, net on the Company's condensed consolidated statements of operations for the three months ended March 31, 2013.

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

Investments at March 31, 2013 and July 1, 2012 were as follows (in thousands):

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
United States Treasury	$35,984	$6	$--	$35,990
Corporate commercial paper	30,990	--	--	30,990
Public company equity securities	12,430	552	(3,930)	9,052
Corporate debt securities	6,608	1	(3)	6,606
Certificates of deposit	6,338	--	--	6,338
Municipal bonds	613	--	--	613
Held-to-maturity:
Corporate debt securities	17,733	12	(10)	17,735
Total short-term investments	$110,696	$571	$(3,943)	$107,324

Long-term investments:
Held-to-maturity:
Corporate debt securities	$3,054	$--	$(15)	$3,039
Total long-term investments	$3,054	$--	$(15)	$3,039

Total investments	$113,750	$571	$(3,958)	$110,363

	July 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
United States Treasury	$14,985	$--	$--	$14,985
Corporate commercial paper	39,969	1	(1)	39,969
Public company equity securities	12,676	852	--	13,528
Corporate debt securities	4,311	--	(7)	4,304
Certificates of deposit	9,448	--	--	9,448
Held-to-maturity:
Corporate debt securities	3,148	--	(1)	3,147
Total short-term investments	$84,537	$853	$(9)	$85,381

Long-term investments:
Held-to-maturity:
Corporate debt securities	$9,606	$--	$(15)	$9,591
Total long-term investments	$9,606	$--	$(15)	$9,591

Total investments	$94,143	$853	$(24)	$94,972

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

The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate debt securities	$2,508	$(3)	$2,508	$(3)
Public company equity securities	3,123	(3,930)	3,123	(3,930)
Held-to-maturity:
Corporate debt securities	6,191	(10)	6,191,	(10)
Total short-term investments	11,822	(3,943)	11,822	(3,943)
Held-to-maturity:
Corporate debt securities	3,039	(15)	3,039	(15)
Total long-term investments	3,039	(15)	3,039	(15)
Total investments	$14,861	$(3,958)	$14,861	$(3,958)

	July 1, 2012
	Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Available-for-sale:
Corporate commercial paper	$16,996	$(1)	$16,996	$(1)
Corporate debt securities	3,076	(7)	3,076	(7)
Held-to-maturity:
Corporate debt securities	811	(1)	811	(1)
Total short-term investments	20,883	(9)	20,883	(9)
Held-to-maturity:
Corporate debt securities	9,591	(15)	9,591	(15)
Total long-term investments	$9,591	$(15)	$9,591	$(15)
Total investments	$30,474	$(24)	$30,474	$(24)

As of March 31, 2013 and July 1, 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities at March 31, 2013 and July 1, 2012 by contractual maturities are shown below (in thousands):

	March 31, 2013		July 1, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$80,533	$80,537	$68,713	$68,706
Total available-for-sale investments	$80,533	$80,537	$68,713	$68,706

Held-to-maturity investments:
Due in one year or less	$17,733	$17,735	$3,148	$3,147
Due in one year to five years	3,054	3,039	9,606	9,591
Total held-to-maturity investments	$20,787	$20,774	$12,754	$12,738

Total investments	$101,320	$101,311	$81,467	$81,444

Non-Marketable Equity Securities

      The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was $0.6 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of March 31, 2013 and July 1, 2012.  The Company did not recognize any impairment loss during the three and nine months ended March 31, 2013 and April 1, 2012, respectively.

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2013.

The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at March 31, 2013 and July 1, 2012 (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$27,958	$--	$--	$27,958
Corporate commercial paper	--	4,999	--	4,999
Short-term investments:
Public company equity securities	9,052	--		9,052
U.S. government treasury	--	35,990	--	35,990
Corporate commercial paper	--	30,990	--	30,990
Corporate debt securities	--	6,606		6,606
Certificates of deposit	--	6,338	--	6,338
Municipal bonds		613		613
Total financial assets	$37,010	$85,536	$--	$122,546

Financial liabilities	$--	$--	$--	$--

	July 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$25,837	$--	$--	$25,837
Corporate commercial paper	--	14,998	--	14,998
Short-term investments:
Public company equity securities	13,528	--		13,528
Corporate commercial paper	--	39,969	--	39,969
U.S. government treasury	--	14,985	--	14,985
Certificates of deposit	--	9,448	--	9,448
Corporate debt securities	--	4,304		4,304
Total financial assets	$39,365	$83,704	$--	$123,069

Financial liabilities	$--	$--	$--	$--

As of March 31, 2013 and July 1, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the three and nine months ended March 31, 2013 and in the twelve months ended July 1, 2012.

Note 9 – Balance Sheet Components (in thousands)

	March 31, 2013	July 1, 2012
Inventories, net:
Raw materials	$7,169	$11,617
Work-in-process	6,565	5,318
Finished goods	7,048	2,156
	$20,782	$19,091
Property, plant and equipment, net:
Production and engineering equipment	$63,866	$60,237
Computer hardware and software	7,633	7,395
Building and leasehold improvements	33,902	33,352
Land	4,350	4,358
Construction in progress	901	509
	110,652	105,851
Less: Accumulated depreciation	(65,648)	(60,459)
	$45,004	$45,392
Other assets:
Long term deposit	$2,910	$2,910
Investments in privately held companies	600	600
Technology license	463	536
Deferred income tax charge	7,127	7,816
Other	1,725	417
	$12,825	$12,279
Accrued liabilities:
Payroll and related expenses	$7,410	$5,469
Employee withholdings and related expenses	1,108	396
Accrued professional fees	1,113	1,115
Accrued sales commission	567	540
Accrued sales return	302	186
Advance deposits from customers	226	568
Accrued warranty	360	360
Other	4,204	3,361
	$15,290	$11,995

Note 10 - Goodwill and Acquired Intangible Assets, Net

    The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of March 31, 2013 and July 1, 2012. During the three and nine months ended March 31, 2013 and April 1, 2012, there were no indicators of impairment for the goodwill.

    The following table presents details of the intangible assets acquired as a result of acquisitions as of March 31, 2013 and July 1, 2012 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
March 31, 2013	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,132	$460
Customer relationships	3-7	5,671	5,556	115
Trade name	3-6	1,775	1,655	120
Total		$17,038	$16,343	$695

	Estimated
	Useful Life	Gross	Accumulated
July 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,015	$577
Customer relationships	3-7	5,671	5,535	136
Trade name	3-6	1,775	1,412	363
Total		$17,038	$15,962	$1,076

    The following table presents details of the amortization expense of acquired intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Cost of revenues	$36	$36	$108	$600
Operating expenses	91	91	273	573
Total	$127	$127	$381	$1,173

    Based on the purchased intangible assets recorded at March 31, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2013	$103
2014	247
2015	177
2016	87
2017	32
After 2017	49
$695

Note 11 - Stock-Based Compensation

 Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the employee requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three and nine months ended March 31, 2013 and April 1, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Cost of revenues	$81	$92	$253	$290
Research and development	366	359	1,004	1,063
Sales and marketing	416	506	1,553	1,520
General and administrative	470	377	1,603	1,579
Total stock-based compensation expense	$1,333	$1,334	$4,413	$4,452

Stock-based compensation expense of $8,000 was capitalized as inventory as of March 31, 2013 and April 1, 2012.

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Risk-free interest rate	0.74%	0.71%	0.62%	0.81%
Volatility	39%	49%	45%	57%
Dividend yield	0%	0%	0%	0%
Weighted average grant-date fair value	$5.23	$7.66	$6.17	$8.04

The estimated fair value of purchase rights under the Company’s employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.22%	0.15%	0.22%	0.15%
Volatility	41%	58%	41%	58%
Dividend yield	0%	0%	0%	0%

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, July 1, 2012	1,896	1,666	$15.63	548	$16.20
Granted	(852)	809	16.41	33	16.32
Exercised or vested	--	(235)	6.47	(239)	16.20
Canceled	51	(43)	17.15	(7)	16.87
Balance, March 31, 2013	1,095	2,197	$16.87	335	$16.20

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of March 31, 2013, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $4.3 million, which is expected to be recognized over a weighted average period of 3.3 years. The unrecognized stock-based compensation expense related to unvested RSUs was $3.0 million, which is expected to be recognized over a weighted average period of 1.5 years.

A majority of the vested restricted stock units were net share settled. During the nine months ended March 31, 2013 and April 1, 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.0 million and $1.2 million for the nine months ended March 31, 2013 and April 1, 2013, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. During the nine months ended March 31, 2013 and April 1, 2012, the Company issued 0.1 million shares of common stock under the plan. As of March 31, 2013, 1.4 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 12 - Repurchase of Common Stock

 On October 27, 2011, the Company announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  The Company did not repurchase any shares during the three months ended March 31, 2013.  During the nine months ended March 31, 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. As of March 31, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Balance as of beginning of period	$360	$360	$360	$360
Accruals for warranties issued during the period	69	49	192	147
Adjustments related to pre-existing warranties including expirations and changes in estimates	15	(6)	(18)	(17)
Cost of warranty repair	(84)	(43)	(174)	(130)
Balance as of end of period	$360	$360	$360	$360

Contractual Obligations

Contractual obligations as of March 31, 2013 is summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$14,758	$14,408	$350	$--	$--
Operating leases	259	196	63	--	--
Capital expenditure	1,946	1,873	73	--	--
Total	$16,963	$16,477	$486	$--	$--

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

The geographic breakdown of revenues by customers’ bill-to location was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Revenues:
United States	$17,711	$16,367	$51,871	$44,491
China	12,365	8,922	36,558	31,702
Europe	5,543	6,931	17,331	21,037
Japan	3,760	5,043	10,095	12,356
Other	4,745	6,715	18,252	21,097
Total	$44,124	$43,978	$134,107	$130,683

The Company’s top five customers, although not the same five customers, together accounted for 54% and 44% of revenues for the three months ended March 31, 2013 and April 1, 2012, respectively; and 51% and 44% of revenues for the nine months ended March 31, 2013 and April 1, 2012, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	March 31, 2013	July 1, 2012
China	$34,063	$35,100
United States	5,941	5,825
Taiwan	5,000	4,467
Total	$45,004	$45,392

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

As of March 31, 2013, the Company’s total unrecognized tax benefits were $16.1 million, of which $13.6 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $0.9 million as of March 31, 2013.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.7 million and a tax benefit of $1.0 million for the three months ended March 31, 2013 and April 1, 2012, respectively and a tax provision of $2.5 million and a tax benefit of $11,000 for the nine months ended March 31, 2013 and April 1, 2012, respectively.  The effective tax rate for the three and nine months ended March 31, 2013 was lower than`U.S. federal statutory rate primarily due to earnings in jurisdictions with tax rates lower than the federal statutory rate. The effective tax rate could increase in the future due to changes in the taxable income mix between various jurisdictions.

On January 2, 2013, The American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended the Federal research and development tax credit from January 1, 2012 through December 31, 2013.  As a result of the retroactive extension, the Company recorded a tax benefit of $0.2 million for qualifying amounts incurred in calendar year 2012 in the three months ended March 31, 2013.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended March 31, 2013 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Results of Operations

Revenues

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Revenues	$44,124	$43,978	$146	0.3%	$134,107	$130,683	$3,424	2.6%

The increase in revenues for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was primarily due to an increase in revenues in our transmission products as a result of the ramp up of new products.  In addition, revenues from our conditioning and monitoring products and multiplexing products increased as a result of increased unit shipments for these products.   Partially offsetting these increases was a decrease in revenues in amplifier products as a result of lower unit shipments in the three months ended March 31, 2013 compared to the three months ended April 1, 2012. Furthermore, the average selling prices for most of our products declined, which is a characteristic of the industry in which we operate.

The increase in revenues for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 was primarily due to an increase in revenues in our transmission products.  In addition, revenues from conditioning and monitoring products increased driven by the higher unit shipments.  Partially offsetting these increases was a decrease in revenues in our switching and routing, optical amplification and multiplexer products as result of lower unit shipments.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 54% and 44% of revenues for the three months ended March 31, 2013 and April 1, 2012, respectively, and 51% and 44% of revenues for the nine months ended March 31, 2013 and April 1, 2012, respectively.

For the three months ending June 30, 2013, we expect our revenues to be in the range of $43 million to $47 million.

Gross Profit

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2012	April 1, 2012
Gross profit	$15,650	$13,508	$2,142	15.9%	$48,809	$40,979	$7,830	19.1%
Gross profit margin	35.5%	30.7%			36.4%	31.4%

Gross profit increased for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 primarily driven by lower material and direct labor costs. The gross profit for the three months ended March 31, 2013 and April 1, 2012 was positively impacted by sales of previously reserved inventory of $0.8 million and $1.1 million.

Gross profit increased for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 primarily driven by higher revenues and lower material and direct labor costs, partially offset by higher manufacturing overhead expenses. The gross profit for the nine months ended March 31, 2013 and April 1, 2012 was positively impacted by sales of previously reserved inventory of $2.9 million and $3.1 million, respectively.

Our gross profit margin increased for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 primarily due to lower material costs as a percentage of revenues and lower labor costs as a percentage of revenues.

Our gross profit margin increased for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012 primarily due to lower material costs as a percentage of revenues and lower labor costs as a percentage of revenues, partially offset by higher manufacturing overhead expenses as a percentage of revenues.

We expect our gross profit margin for the three months ending June 30, 2013 to be mostly flat compared to the three months ended March 31, 2013.

Research and Development (R&D)

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Research and development	$6,281	$5,665	$616	10.9%	$17,542	$15,688	$1,854	11.8%
Stock-based Compensation	366	359	7	1.9%	1,003	1,063	(60)	(5.6%)
Total expenses	$6,647	$6,024	$623	10.3%	$18,545	$16,751	$1,794	10.7%

Research and development expenses increased $0.6 million and $1.8 million for the three and nine months ended March 31, 2013 compared to the three and nine months ended April 1, 2012. The increase was primarily due to higher salary expenses and other employee related compensation expenses associated with increases in headcount and employee compensation in China and our mobile interactive business.  In addition,  R&D material and consulting expenses increased primarily attributable to the increased new product development activities.

We expect our research and development expenses, excluding stock compensation expense, to be higher for the three months ending June 30, 2013 compared to the three months ended March 31, 2013 as a result of a continuous increase in headcount and R&D material spending related to new product development projects .

Sales and Marketing

	Three Months Ended		Change	Percentage Change		Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012				March 31, 2012	April 1, 2012
Sales and marketing	$3,590	$2,813	$777	27.6%		$10,150	$7,909	$2,241	28.3%
Stock-based Compensation	416	506	(90)	(17.8	% )	1,554	1,520	34	22.4%
Total expenses	$4,006	$3,319	$687	20.7%		$11,704	$9,429	$2,275	24.1%

Sales and marketing expenses increased $0.7 million and $2.3 million for the three and nine months ended March 31, 2013 compared to the three and nine months ended April 1, 2012. The increase was primarily due to increases in salary and other employee related compensation expenses as a result of an increase in headcount associated with our mobile interactive business.

We expect our sales and marketing expenses, excluding stock compensation expense, to increase slightly for the three months ending June 30, 2013 compared to the three months ended March 31, 2013.

General and Administrative

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
General and administrative	$2,174	$1,890	$284	15.0%	$6,437	$7,527	$(1,090)	(14.5%)
Stock-based Compensation	470	377	93	24.7%	1,603	1,579	24	1.5%
Total expenses	$2,644	$2,267	$377	16.6%	$8,040	$9,106	$(1,066)	(11.7%)

General and administrative expenses increased $0.4 million for the three months ended March 31, 2013 compared to the three months ended April 1, 2012. The increase was primarily due to increases in outside consulting fees and salary and employee benefits.

General and administrative expenses decreased $1.1 million for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012. The decrease was primarily due to lower legal expense as we settled the patent litigation with Finisar in December 2011, partially offset by an increase in salary and employee benefits.

We expect our general and administrative expenses, excluding stock compensation expense, to remain at same level for the three months ending June 30, 2013 compared to the three months ended March 31, 2013.

        Legal Settlement Expense

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Legal settlement	$--	$--	$--	0%	$--	$3,317	$(3,317)	(100%)

On December 14, 2011, we and our subsidiary, Optical Communication Products, Inc. entered into a Settlement and Cross License Agreement with Finisar Corporation (“Finisar”), which agreement resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, we paid $4 million to Finisar for a fully paid-up license to the Finisar patents asserted against us in the various lawsuits, we granted a license to Finisar to our patents asserted against Finisar in the various lawsuits, and all legal proceedings initiated by each party in all jurisdictions were dismissed.  We determined that the portion of the $4.0 million attributable to past damage was approximately $3.3 million and was included in the condensed consolidated statement of operations for the nine months ended April 1, 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty, of which $0.1 million was included in prepaid and other current assets and $0.6 million was included in other assets on our condensed consolidated balance sheets as of April 1, 2012. Amortization expense has been charged to cost of sales over the period which we expect to benefit from the patents beginning in January 2012.  During the three months and nine months ended March 31, 2013, $24,000 and $0.1 million were amortized as cost of sales.  During the three months and nine months ended April 1, 2012, $24,000 was amortized as cost of sales.  As of March 31, 2013, $0.1 million was included in prepaid and other current assets and $0.5 million was included in other assets on our condensed consolidated balance sheets.

Amortization of Acquired Intangible Assets

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Amortization of intangible assets	$91	$91	$--	0%	$273	$573	$(300)	(52.4%)

Amortization of intangible assets decreased $0.3 million for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012, primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net (Gain) loss on Sale and Disposal of Property and Equipment

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Net (gain) loss on sale and disposal of assets	$(258)	$19	$(277)	1,457.9%	$(270)	$(366)	$96	(26.2%)

Net (gain) loss on sale and disposal of assets increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended April 1, 2012.  The increase was primarily attributable to a gain recognized from the sale of a facility of $6.0 million in San Jose, California.

Interest Income and other, Net

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	March 31, 2013	April 1, 2012			March 31, 2013	April 1, 2012
Interest income and other, net	$201	$93	$108	116.1%	$879	$408	$471	115.4%

Interest income and other, net increased $0.5 million for the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012.   The increase was primarily attributable to a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 and a gain recognized related to sales of marketable equity securities during the nine months ended March 31, 2013 while we had no such gains in the same period one year ago.  In addition, the foreign currency gain increased during the nine months ended March 31, 2013 compared to the nine months ended April 1, 2012.

Provision for Income Taxes

As a multinational corporation, we are subject to taxation in the United States and in foreign jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

We are subject to income tax in the U.S. as well as other tax jurisdictions in which we conduct business. Earnings from non-U.S. activities are subject to local country income tax. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries as such earnings are to be reinvested indefinitely. We recorded a tax provision of $0.7 million and a tax benefit of $1.0 million for the three months ended March 31, 2013 and April 1, 2012, respectively and a tax provision of $2.5 million and a tax benefit of $11,000 for the nine months ended March 31, 2013 and April 1, 2012, respectively. The increase in provision for income taxes for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was primarily due to changes in geographic distribution of profits and updates of our estimate of the annual effective tax rates. The increase in provision for income taxes for the nine months ended March 31, 2013 compared to the same periods last year, was primarily due to an increase in income before taxes and changes in geographic distribution of profits. The effective tax rate was less than the statutory rate primarily due to earnings in jurisdictions with tax rates lower than the US federal tax rate.

Although we files U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2004 to 2011 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity.  As of March 31, 2013, we had cash, cash equivalents and short-term and long-term investments of $176.5 million and working capital of $214.9 million.

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

Nine Months Ended March 31, 2013

Our operating activities provided cash of $17.2 million in the nine months ended March 31, 2013, an increase of $0.4 million, compared to the nine months ended April 1, 2012.   The net cash provided by operating activities in the nine months ended March 31, 2013 was primarily attributable to a net income of $8.9 million adjusted by non-cash charges of $10.2 million and changes in net working capital of $1.9 million.  Non-cash charges in the nine months ended March 31, 2013 included $5.8 million in depreciation and amortization and $4.4 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in accounts receivable of $7.6 million, partially offset by an increase in accrued liability and others of $4.3 million and an increase in accounts payable of $1.5 million.

The increase in accounts receivable in the nine months ended March 31, 2013 was primarily due to higher revenue in the first nine months of fiscal 2013 compared to fiscal 2012 and timing of shipments. In addition, the increase in shipments to customers who have longer payment terms also contributed to the accounts receivable increase.  We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The increase in accrued liabilities and other liabilities in the nine months ended March 31, 2013 was primarily due to increases in accrued bonus, salary payable and business taxes payable in China and a higher income tax payable as a result of higher net income before tax in the first nine months of fiscal 2013.

The increase in accounts payable was due to a timing of payments to our vendors and an increase in our inventory purchases.

Our investing activities used cash of $25.2 million in the nine months ended March 31, 2013 primarily due to purchases of investments of $105.3 million, partially offset by cash proceeds from sales and maturities of investments of $85.4 million.  In addition, we used $10.2 million to purchase property and equipments, partially offset by cash proceeds from the sale of a facility of $6.0 million in San Jose, California. We also paid $1.1 million for a small business acquisition in the nine months ended March 31, 2013.  We expect net capital expenditures to be approximately $8 million for fiscal 2013. This estimate includes $4.2 million net capital expenditures in the nine months ended March 31, 2013.

Our financing activities used cash of $7.1 million in the nine months ended March 31, 2013 due to $8.3 million of cash spent on the repurchases of our common stock and $1.0 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $2.2 million cash proceeds from the exercise of employee stock options and  the issuance of common stock under our employee stock purchase plan.

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

For the nine months ended April 1, 2012, the change in working capital was primarily driven by a decrease in inventories of $5.5 million, an increase in accrued and other liability of $1.2 million partially offset by an increase in prepaid and other assets of $2.4 million and an increase in accounts receivable of $1.0 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, please see “Note 3 - Recent Accounting Pronouncement” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Contractual Obligations

Our contractual obligations as of March 31, 2013 is summarized below:

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$14,758	$14,408	$350	$--	$--
Operating leases	259	196	63	--	--
Capital expenditure	1,946	1,873	73	--	--
Total	$16,963	$16,477	$486	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

    Interest Rate Exposure

    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of March 31, 2013 and April 1, 2012, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of March 31, 2013 and April 1, 2012 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 31,	March 31,	July 1,	July 1,
(in thousands, except percentages)	2013	2013	2012	2012
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$27,448	0.05%	$23,856	0.07%
Cash equivalents - fixed rate	5,517	0.05%	16,979	0.14%
Short-term investments - fixed rate	98,270	0.32%	71,855	0.31%
Long-term investments - fixed rate	3,054	0.41%	9,606	0.57%
Total	$134,289		$122,296

Foreign Currency Exchange Rate Exposure

    We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 31, 2013 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

    We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and nine months ended March 31, 2013.

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

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $9.1 million at March 31, 2013. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock prices of our publicly traded equity securities as of March 31, 2013 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
	Fair Value	(30%)	(20%)	(10%)
As of March 31, 2013
Publicly traded equity securities	$9,052	$6,336	$7,242	$8,147

    The privately held company in which we invested is in the startup or development stage. This investment is inherently risky because the market for the technologies or products this company is developing is in the early stages and may never materialize. We could lose our entire investment in this company. Our evaluation of the investment in privately held company is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. As of March 31, 2013 and July 1, 2012, the aggregate cost of investments in privately-held companies was $0.6 million, and was included in other assets on our condensed consolidated balance sheets.

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

We depend on third parties to supply some of our key materials and components.

We depend on third parties to supply the materials and components we use to manufacture our products. A number of our third-party suppliers are currently experiencing capacity issues, and we are facing shortages and/or delays in the availability and delivery of materials and components. Difficulties in obtaining materials and components may delay or limit our product shipments, which could result in lost orders and/or our increased lead-times for delivering products to our customers. We obtain some of our key materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. We could also experience discontinuation of key components, price increases and late deliveries from our suppliers. In addition, some of our suppliers are competitors who may choose not to supply components to us in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On October 27, 2011, we announced that its Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  There were no repurchases made during the three months ended March 31, 2013 under this program. During the nine months ended March 31, 2013, we repurchased 0.6 million shares at an average price of $ $14.35 per share for a total purchase price of $7.9 million. As of March 31, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

OPLINK COMMUNICATIONS, INC.
Date: May 10, 2013	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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