Form 10-K
period 2013-06-30
OPLINK COMMUNICATIONS INC
filed 2013-09-13
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

  (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer  ☐           Accelerated filer ☑                  Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 28, 2012 (the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $268.5 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.

As of August 25, 2013, approximately 19,298,086 shares of the registrant's common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to specified portions of the registrant’s proxy statement for its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 30, 2013, the end of the registrant’s fiscal year.

OPLINK COMMUNICATIONS, INC.

PART I

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” ”estimate” or “assume” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions “Risk Factors” contained in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

Overview

    Oplink Communications, Inc. (“we”, “Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. We are headquartered in Fremont, California and have manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China and in Taipei and Hsinchu, Taiwan.

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

    We also offer product solutions that provide home alarm and video monitoring services to home and business owners.  Our solution includes a mobile application, embedded wireless devices and communication with mobile devices to an intelligent cloud managed by us via internet or cellular connection.

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

    Our fiscal year ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. Fiscal 2013 and 2012 consisted of 52 weeks, while fiscal 2011 was a 53 week period.  The extra week was in the first quarter of fiscal 2011. For further information, please see “Note 1 – The Company” of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Our Solution

    We are the leader in the optical industry and are uniquely positioned to provide unparalleled OMS to our customers for leading edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. OMS are customized optical solutions to fit a customer’s specific needs.

    The customized, variety-rich and high reliability requirements of optical equipment manufacturing makes our OMS service the ideal solution for system and subsystem companies in needs of cost-effective manufacturing of optical equipment. We possess the expertise and versatility in product design and development needed to provide the high responsiveness and flexibility expected in today’s markets. We are able to offer shortened design cycle times and reduced production costs with our 182,000 square feet Class-100K clean room and a 574,000 square feet manufacturing facility in Zhuhai, China.

    We offer a wide range of engineering and design services, which include:

-	Optic-centric design;

-	Electrical system design;

-	Software and firmware development;

-	Thermal management;

-	Mechanical design;

-	System integration; and

-	Standards compliance.

    We offer customers turnkey solutions including the following value-added services:

-
Optical Product Design and Optimization. We provide optical design, mechanical design, printed circuit board (“PCB”) layout and electrical design and software and firmware design services to our customers.

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

    Innovation through integration and miniaturization based on commercially available technology platforms. We understand that developing new products requires substantial investment with long and uncertain profitability cycles. As such, we seek to leverage our product development spending through incremental integration/hybridization and miniaturization based on existing technology platforms that are already widely available, including optical thin-film coating, free-space micro-optics, fused fiber optics, Micro-Electro-Mechanical Systems (“MEMS”), Planar Lightwave Circuit (“PLC”) or Arrayed-Waveguide Grating (“AWG”) and Liquid Crystal (“LC”). In addition, we are proactively exploring optical technologies established outside the telecom industry to cultivate product ideas which could benefit our core business growth.

    Growing market share in 10G and higher speed transceivers for metro applications. We are focused on seeking to offer our customers best-in-class pluggable transceivers for 10G and higher data rate metro/aggregation DWDM and CWDM optical networking applications, capitalizing on the increasing demand for bandwidth upgrade and industry-wide transition from traditional larger footprint, higher power consumption 300-pin transponders to smaller, low power dissipating XFP and SFP+ form factors. We believe that our global product development model with integrated engineering teams both in the US and China will enable our worldwide customers to improve time-to-market with optimal features, performance and cost. To address diverse customer network deployment conditions, we offer a broad portfolio of 10G DWDM and CWDM XFP and SFP+ products with a wide range of operating temperature ranges.

    Enhancing engineering capabilities in China. In parallel to building solid manufacturing operations in China, we have recognized the equal importance of leveraging the local talent in product design and development and significantly increased the engineering workforce in our facilities in Zhuhai and Wuhan, China. While research and development (“R&D”) resources in the U.S. participate in customer application support and focuses on developing advanced IP and prototypes, engineering teams in China have taken on an increasingly larger role in new product introduction. As a result, we are able to maintain relative lower overhead expense to better compete in the marketplace and deliver shareholder value.

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

    Customer satisfaction. We place a high value on our relationships with our customers around the world, large and small. To date, we have created more than 10,000 customized product specifications to fulfill customers’ exact requirements. We believe that building a long-term mutual trust with our customers is instrumental to nurture sustainable business growth and cultivate a healthy ecosystem.

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

    Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the channel wavelengths narrows and it becomes increasingly difficult to separate and combine them. We offer wavelength expansion products that are designed to enable the combination and separation of individual wavelengths in all parts of the network including emerging access, metro networks and long haul networks. We offer the following products to handle these tasks:

-
Dense Wavelength Division Multiplexers (“DWDM”). A DWDM is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber or separates these wavelengths at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin-film filters and arrayed waveguide grating, or AWG. Our solutions are available in a variety of channel spacing.

-
Coarse Wavelength Division Multiplexers (“CWDM”). A CWDM, is a solution for cost-effective bandwidth creation in the mobile backhaul, access, cable TV and metro environments. A CWDM is an integrated Mux/Demux module or subsystem that combines/separates, respectively, two or more wavelengths at a channel spacing that is defined much wider than that for standard DWDM.

-
Band Wavelength Division Multiplexers (“BWDM”). BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within Mux/Demux or optical add/drop applications. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products for the 50, 100 and 200 GHz channel spacing plans.

-
DWDM Interleavers. A DWDM interleaver is an optical component that combines two sets of light signals each spaced at alternating ITU channel numbers from two separate fibers into a single fiber, which effectively doubles the capacity of the optical network system, or conversely, separates a single light source into two sets of alternately spaced signals. This unique bandwidth doubling capability, together with the AWG module, enables a cost-effective Mux/Demux solution for network operators with the pay-as-you-grow upgrade option for today’s 50GHz grid network. Our interleaver has also facilitated the deployment of network that is founded on Photonic Integrated Circuit (“PIC”).

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

-
Integrated Polarization Beam Combiner and Depolarizer (“IPBCD”). Used in Raman or Hybrid Raman/EDFA amplifiers, IPBCD serves the dual function of combining two pump lasers and scrambling the polarization of light to improve amplifier efficiency and performance.

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

    Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers for up to sixty-four different end destinations. Our optical switching and routing products include the following:

-
Optical Add/Drop Multiplexers (“OADMs”). OADMs are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

-
Wavelength Selective Switches (“WSS”). WSS provides network operators the ability to remotely and dynamically distribute (i.e., mux/demux and switch), attenuate and block an arbitrary combination of a set of signal wavelengths within a modern ring or mesh network node. Such complex, composite per-wavelength multiplexing, switching and conditioning functionality is achieved all in the optical domain without the optical-to-electrical-to-optical (“OEO”) conversion. We provide liquid crystal based in-house solutions that address such fast growing needs in both the high-degree core and low-degree edge networks as operators emphasize flexibility and cost performance in wavelength provisioning.

-
Reconfigurable OADMs (“ROADMs”). ROADMs combine OADM functionality, WSS, signal monitoring product, electronic control circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of selected optical wavelengths having variable amplitudes for different end destinations.

-
Switches. Our optical switches, based on opto-mechanical designs, are devices that can direct optical signals to different end destinations. We offer a variety of switch configurations ranging from the most simplistic 1x1 (on-and-off), 1x2 and dual 1x2 (integrated two 1x2’s in 1 package) through 2x2, 1x4, 1x8 and 1x16 to the most sophisticated 1x64 that is used in remote fiber test systems for performance monitoring and fault locating to reduce network down time and save operational cost in Passive Optical Network (“PON”), a.k.a. FTTH network.

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

    Wavelength Conditioning Products. For reliable fiber optic communication systems, the light signal intensity needs to be controlled. For example, excess input power can overload the receivers and an optical attenuator is used to reduce the input signal to the level required by the receiver. Wavelength conditioning products are used in optical networks along with DWDM multiplexers and demultiplexers, optical amplifiers, and re-configurable optical add drop multiplexers to provide the power control functions. Our wavelength conditioning products include the following:

-
Variable Optical Attenuators (“VOAs”). VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have desired power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

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

Transmission Products

    The acquisition of Optical Communication Products, Inc. (“OCP”) in 2007 and continuing product development have enabled us to offer a portfolio of transmission products that broaden the addressable markets as well as the range of solutions that we can now offer its customers. Our transmission products consists of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in MAN, LAN, and FTTH applications. Fiber optic modules are integrated optoelectronic components and integrated circuits with embedded control and software that are used to enable network equipment to transmit data over long distance of optical fiber. Our transmission products convert electronic signals into optical signals and back into electronic signals often with build-in microcontroller based signal monitoring and conditioning, facilitating the transmission of information over fiber optic communication networks.

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

    GEPON Products. Our GEPON product offering supports optical network unit (“OLU”) and optical line terminal (“OLT”) applications. The GEPON modules transmit a duplex 1.25Gb/s optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source. We also offer “Turbo GEPON” transceivers that support 2x GbE data rate for increased bandwidth capacity.

    40G/100G Transceiver Products. We are in development of state-of-the-art high-data rate transceiver products that enable transmission of optical signals at 40Gbps and 100Gbps over a single fiber. A typical 40G or 100G transceiver includes build-in wavelength division multiplexing of multiple channels of lower speed optical signals for the transmitter side, and demultiplexing of composite multiple channels of lower speed optical signals on the receiver side. With high-degree of integration of optical WDM components with optoelectronics devices, mixed-signal integrated circuits and embedded micro-controller, 40G/100G transceivers enable  cost efficient deployment of high bandwidth networking systems.

Customers

    We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers around the globe. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. A small number of customers have accounted for a significant portion of our net revenue.  Our top five customers, although not the same five customers for each period, together accounted for 50%, 45% and 52% of our revenues in fiscal 2013, 2012 and 2011, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues in fiscal 2013, 2012 and 2011. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. For further information, please see  “Concentration of Credit Risk” under “Note 2 – Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

 Marketing, Sales and Customer Support

    We market and sell our products through both direct sales and distribution channels.  We use a global direct sales force based in the U.S. and Asia. Our direct sales force works with our product engineers, product marketing and sales operations teams, in an integrated approach to address our customers’ current and future needs.  We currently have outside sales representatives and distributors selling our products in India, Israel, Italy, Japan and South Korea.

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

    Our primary research and development facilities are located in Fremont, California, Zhuhai, and Wuhan, China. We also perform product research and development at our facility in Hsinchu, Taiwan. Our research and development expense was $25.7 million, $22.4 million and $18.2 million in fiscal 2013, 2012 and 2011, respectively.

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

    We own our facility in the Zhuhai Free Trade Zone totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is used for administration, manufacturing, research and development and employee living quarters. We own our manufacturing facility in Shanghai totaling approximately 46,000 square feet.  We also own the Taipei facility totaling approximately 34,000 square feet which maintains complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

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

Quality

    We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink’s products undergo rigorous qualification tests and studies and are conducted according to Telcordia standards. Oplink’s ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters are third-party certified to the ISO 9001-2008 standard and TL 9000 Telecommunications quality standard. Our manufacturing operations at Zhuhai, China are third-party certified to the ISO 9001-2008 standard, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standards.

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

    We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optic Products, Avago Technologies, DiCon Fiberoptics, Finisar Corporation (“Finisar”), Furukawa, JDS Uniphase Corporation, NEL Hitachi Cable, NeoPhotonics, Oclaro, Optoplex Corporation, Santec Corporation, Accelink, Photop Technologies/II-VI, O-Net, Source Photonics, Sumitomo Electric and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

Intellectual Property

    As of the filing date of this report, we have been granted 193 issued patents and have 16 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 27 issued patents and 11 pending patent applications in the People’s Republic of China, 7 issued patents in Taiwan, 3 issued patents and 1 pending application in Canada, 1 issued patent and 2 pending applications in the European Union, and 1 pending application in Japan.

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

Employees

    As of June 30, 2013, we had approximately 3,744 employees worldwide, with approximately 149 employees located in the United States. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the requirements of the China’s Labor Union Law. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

    The geographic breakdown of revenues by customers’ ship-to location is as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Revenues:
United States	$68,199	$60,847	$66,270
China	49,388	40,793	41,678
Europe	20,792	25,662	30,252
Japan	13,507	15,938	19,320
Other	31,514	31,688	41,283
Total	$183,400	$174,928	$198,803

    The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 30, 2013	July 1, 2012
China	$34,640	$35,100
United States	6,420	5,825
Taiwan	6,627	4,467
Total	$47,687	$45,392

Executive Officers

    The following table sets forth certain information regarding our executive officers as of August 31, 2013:

Name	Age	Position
Joseph Y. Liu	62	Chairman and Chief Executive Officer
Peter Lee	39	President and Chief Operating Officer
Shirley Yin	45	Executive Vice President and Chief Financial Officer
River Gong	50	Executive Vice President, Worldwide Sales
Stephen M. Welles	45	Senior Vice President, General Counsel and Secretary

    Joseph Y. Liu, one of our founders, served as our Chief Executive Officer from September 1999 to November 2001.  He took the Company public in October 2000 and retired from the CEO position in 2001.  In August 2002, Mr. Liu was re-appointed to serve as our CEO and has remained in that position since that time.  Mr. Liu has served as a member of our Board of Directors since our inception in 1995, serving as Chairman of the Board from November 2001 to August 2002 and from November 2009 to present. Prior to founding the Company, Mr. Liu was General Partner at Techlink Technology Venturs and Chairman of Technlink Corp., a semiconductor equipment and technology company, for more than ten years. Prior to that, he spent more than five years working as a Semicondutor Processing/Equipment Engineer and Section Manager for Mostek, Motorola and National Semiconductor.  Mr. Liu also served as a Board Member of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog semiconductor company, from September 2000 until its acquisition by Diodes, Inc. in March 2013. Mr. Liu received his B.S. in Chemical Engineering from CSU Taiwan and his M.S. in Industrial Engineering from Cal State University, Chico.

    Peter Lee has served as our President since May 2013 and has served as our Chief Operating Officer since August 2008.  Mr. Lee joined Oplink in August 2000 and held positions as Production Manager, Product Engineering Manager, Director of Product Engineering and since April 2005, Senior Director of Product Line Management (“PLM”) and Operations. In May 2007, Mr. Lee was promoted to Vice President of Marketing and PLM, responsible for managing activities in PLM, manufacturing, research and development and strategic planning. Mr. Lee received his B.S. in Electrical Engineering from National Taiwan University and his M.S. in Electrical Engineering from Columbia University.

    Shirley Yin has served as our Chief Financial Officer since August 2007 and has served as Executive Vice President since April 2010. Ms. Yin joined Oplink in June 2000 as our Accounting Manager and was promoted to Controller in October 2003. From July 2007 to August 2007, Ms. Yin held the position of Vice President, Finance, and Acting Chief Financial Officer. Before joining Oplink, Ms. Yin spent three years at PricewaterhouseCoopers as a Business Assurance Senior Associate. She is a Certified Public Accountant. Ms. Yin received a Bachelor of Economics in Business Management from Zhongshan University in China and her M.S. in Accountancy from the University of Southern California.

    River Gong has served as our Executive Vice President of Worldwide Sales since May 2013.  Ms. Gong was promoted to our Senior Vice President of Worldwide Sales in February 2003. From January 2001 to February 2003, Ms. Gong served as our Sr. Director of Sales, from May 1999 to January 2001 she was Director of Sales, and from January 1998 to May 1999 she was Sales Manager. Prior to joining Oplink, Ms. Gong was Division Manager and Sales Manager of MP Fiber Optics (now Global Opticom), a fiber optics company, from January 1995 to December 1997. Prior to that, she was an architect in China for five years. Ms. Gong received her B.S. in Architecture from Harbin Institute University.

    Stephen M. Welles has served as our Senior Vice President, General Counsel and Secretary since May 2013.  Mr. Welles joined the Company as our Vice President and General Counsel in May 2008.  Mr. Welles was an associate and of counsel with Wilson Sonsini Goodrich & Rosati in Palo Alto, California from October 1999 to April 2008, and was an associate with Ropes & Gray in Boston, Massachusetts from September 1996 to September 1999. He received his J.D. from Georgetown University and a B.A. in Economics from Boston College.

Directors

    The following table sets forth certain information regarding our directors as of August 31, 2013:

Name	Age	Position
Joseph Y. Liu	62	Chairman and Chief Executive Officer
Chieh Chang	61	Director
Tim Christoffersen	71	Director
Jesse W. Jack	77	Director
Hua Lee	61	Director

    Joseph Y. Liu’s biography is set forth above under “Executive Officers.”

    Chieh Chang has been a member of our Board of Directors since September 1995. Mr. Chang currently serves as the Vice President and Senior General Manager of Worldwide Analog Products at Diodes, Inc., a NASDAQ-listed semiconductor company.  Prior to that, Mr. Chang was the Chief Executive Officer of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog device company, from September 2008 until its acquisition by Diodes in March 2013. Mr. Chang served on the board of directors of Genesis Microchip Inc., a NASDAQ-listed semiconductor company, from November 2004 until its acquisition by STMicroelectronics in January 2008. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company, which later became Chingis Technology Corporation, and which was acquired by Integrated Silicon Solution, Inc., a NASDAQ-listed company, in September 2012. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from the University of California, Los Angeles.

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

Our results of operations may fluctuate significantly from quarter to quarter, which may cause the price of our common stock to decline.

    Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future.  Within the last two years, our revenue has fluctuated from a high of $49.3 million for the quarter ended June 30, 2013, our most recently completed quarter, to a low of $43.3 million for the quarter ended January 1, 2012, and our operating results have fluctuated from GAAP net income of $4.5 million for the quarter ended June 30, 2013 to a GAAP net loss of $5.2 million for the quarter ended July 1, 2012. The factors that are likely to cause these variations include, among others:

-	an uncertain macro-economic climate, which could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

-	declines in the average selling prices of our products;

-	fluctuations in demand from datacom customers, which tends to be more volatile than demand from telecom customers;

-	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products);

-	special or non-recurring items that can significantly increase or decrease GAAP net income such as one-time tax benefits or charges, impairment charges or restructuring charges;

-	changes in our effective tax rate;

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

    Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future.  Within the last two years, our gross profit margin has fluctuated from 37.1% in the quarter ended September 30, 2012 to 30.7% for the quarter ended April 1, 2012.  Factors that may cause our margins to fluctuate include shifts in our products sold, decreases in average selling prices for our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials cost.  We must purchase the primary components going into certain of our product families, including our ROADM products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.

We are subject to the cyclical nature of the telecommunications equipment market and any future downturn may reduce demand for our products and revenue.

    The markets in which we compete are tied to the aggregate capital expenditures by carriers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles - for both manufacturers’ and their customers’ products - and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

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

    We expect the market price of our common stock to fluctuate significantly. Within the last two years, the market price of our common stock has fluctuated from a recent intra-day high of $22.54 on August 9, 2013 to an intra-day low of $11.97 on July 12, 2012. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

    Our top five customers, although not the same five customers for each period, together accounted for 50%, 45% and 52% of our revenues in fiscal 2013, 2012 and 2011, respectively. Tellabs Operations, Inc. (“Tellabs”) and Hua Wei Technologies Co. Ltd. (“Huawei”) each accounted for greater than 10% of our revenues for the fiscal years ended June 30, 2013, July 1, 2012 and July 3, 2011. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

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

    We are increasing our expenditures in our new business area referred to as Mobile Interactive or Internet of Things.  The first product line from this venture is a remote interactive security and monitoring system for home and business.  The process of developing a new business line involves considerable risk and uncertainty. As such, we can make no assurances that any of the products we launch from this business will be commercially successful.  The risks we face in making this new business a success include the following:

-	the risk that the products and services we offer fail to perform adequately, due to software bugs, networking issues, faulty installation by customers or other problems;

-	the risk that we are misjudging the market opportunity for these new products and services;

-	the risk that we will not be successful in developing an adequate sales channel for these new products and services;

-	the risk that competition in the target markets is more intense than we anticipate; and

-	the risk that our supply chain for components is unable to meet potential demand, thus limiting potential sales.

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

    We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:

-	may stop purchasing our products or defer their purchases on short notice;
-	are free to purchase products from our competitors;
-	are not required to make minimum purchases; and
-	may cancel orders that they place with us on short notice.

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

    The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optics Products, Avago Technologies, Oclaro, DiCon Fiberoptics, Sumitomo Electric, FDK Corporation, Finisar, Furukawa, NEL Hitachi Cable, NeoPhotonics, Source Photonics, Santec Corporation, JDS Uniphase Corporation, Accelink, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

    In addition, existing and potential customers may also become competitors. These customers have the internal capabilities to integrate their operations by producing their own optical modules or by acquiring our competitors or the rights to produce competitive products or technologies, which may allow them to reduce their purchases or cease purchasing from us.

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

    The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages.  We have recently increased our wage rates at our Zhuhai facility by more than 10% in fiscal 2013 and 2012 and 20% in fiscal 2011, respectively, due to government-mandated increases in minimum wage levels. We expect that we may be required to increase wages even more in the future due to market conditions and/or additional government mandates.  If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected.  In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

    We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. As of June 30, 2013, we conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

    A number of factors may adversely impact our future effective tax rates, such as:

-	changes in the mix of earnings and losses in countries with differing statutory tax rates;

-
changes in the tax laws of any of the countries in which we pay substantial taxes, including changes to tax rates or to transfer pricing standards, or more fundamental changes such as the various proposals that exist from time to time for U.S. international tax reform;

-	changes in the valuation of our deferred tax assets and liabilities;

-	changes in U.S. general accepted accounting principles;

-
expiration or the inability to renew tax rulings or tax holiday incentives (such as the preferential 15% tax rate available to high technology companies in China, which we were granted in January 2012 and which expires at the end of calendar 2014); and

-	the repatriation of non-U.S. earnings with respect to which we have not previously provided for U.S. taxes.

-
A change in our effective tax rate due to any of these factors may adversely impact our future results from operations.  Also, changes in tax laws could have a material adverse effect on our ability to utilize cash in a tax efficient manner.

We invest in companies for strategic reasons and may not realize a return on our investments.

    We make investments in companies around the world to further our strategic objectives and support our key business initiatives. Such investments include equity securities of private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors as well as their ability to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that other-than-temporary decline in the fair value exists for an equity investment in a private company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss.

    When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of our non-marketable investments. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges for equity and other investments.

Our ROADM Optical Switching and Routing product accounts for a significant portion of our revenues.

    Our ROADM products account for a substantial portion of our revenues. Quarterly revenues from our ROADM products have fluctuated significantly, and we expect the fluctuations to continue. For example, in the last two years, our ROADM revenues fluctuated from a low of $4.5 million in the second quarter of fiscal 2012 to a high of $7.3 million in the fourth quarter of fiscal 2012. We expect the fluctuations in ROADM revenues to continue in the near and medium term.

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

    We have pursued and expect to continue to pursue acquisitions of businesses and technologies, or the establishment of joint venture arrangements, that could expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business or technology, could cause diversion of management’s time and other resources or disrupt our operations. Future acquisitions could result in:

-	additional operating expenses without additional revenues;

-	potential dilutive issuances of equity securities;

-	the incurrence of debt and contingent liabilities;

-	intangible asset write-offs;

-	other acquisition-related expenses; and

-	cannibalization of product lines leading to revenue attrition.

    Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. Potential acquisitions also involve numerous risks, including:

-	problems assimilating the purchased operations, technologies or products;

-	unanticipated costs associated with the acquisition;

-	diversion of management’s attention from our core business;

-	adverse effects on existing business relationships with suppliers and customers;

-	risks associated with entering markets in which we have no or limited prior experience; and

-	potential loss of key employees of purchased organizations.

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

-	disruptions of telecommunications networks due to natural disasters;

-	difficulties and costs of staffing and managing foreign operations with personnel who have expertise in optical network technology;

-	unexpected changes in regulatory or certification requirements for optical systems or networks;

-	disruptions in the transportation of our products and other risks related to the infrastructure of foreign countries;

-	economic instability;

-	any future outbreak of severe acute respiratory syndrome, avian influenza and other epidemics or illnesses; and

-	power shortages at our manufacturing facilities in China, which may lead to production delays.

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

    In addition, on September 13, 2012, our Board of Directors adopted a share purchase rights plan, which has certain additional anti-takeover effects. Specifically, the terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock. These rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. Any of the foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

    We own the following facilities as of June 30, 2013:

-
We own our building in Fremont, California, totaling approximately 51,000 square feet. The building is our headquarters and is used for administration, sales and marketing, and research and development.

-
We own our facility in the Zhuhai Free Trade Zone, China, totaling approximately 787,000 square feet. Our facility in the Zhuhai Free Trade Zone is our principal manufacturing center and is also used for administration, research and development, and employee living quarters.

-
We own our facility in Taipei, Taiwan, totaling approximately 34,000 square feet which is used to maintain complete in-house manufacturing capabilities for our optical interconnect products including product design, supply chain management, quality control, manufacturing and sales and marketing.

-	We own our facility in Shanghai, China, totaling approximately 46,000 square feet which is used for manufacturing, administration, and research and development.

-	We also own a 61,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

In addition to these properties, we lease an approximately 11,200 square feet facility in Hsinchu, Taiwan for research and development.  The lease expires on December 31, 2013. We also lease smaller facilities in Taiwan and China, which are used for research and development, sales and marketing and supply chain management.

    We believe that our facilities are currently adequate for our purposes. We believe that suitable additional or replacement spaces, if needed, will be available in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

    Our common stock has been quoted on the NASDAQ Stock Market under the symbol “OPLK” since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low
Fiscal 2013
First quarter	$17.02	$12.38
Second quarter	16.32	14.50
Third quarter	16.85	15.17
Fourth quarter	18.51	15.89

Fiscal 2012
First quarter	$18.77	14.24
Second quarter	17.68	14.30
Third quarter	19.42	15.74
Fourth quarter	17.41	12.28

As of August 25, 2013, there were approximately 60 stockholders of record of our common stock and a substantially greater number of beneficial owners. We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Cumulative Total Return
	2008	2009	2010	2011	2012	2013
Oplink Communications, Inc.	$100.00	$118.75	$149.27	$193.85	$140.94	$180.94
NASDAQ Composite	$100.00	$80.56	$93.30	$124.28	$132.47	$155.74
NASDAQ Telecommunications	$100.00	$72.78	$78.16	$83.66	$74.73	$88.44

Repurchases of Equity Securities

    On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million under this program.  In fiscal 2013, we repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. As of June 30, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Consolidated Statement of Operations Data

(in thousands, except per share data)	Fiscal Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010 (3)	June 28, 2009
Revenues	$183,400	$174,928	$198,803	$138,809	$143,732
Gross profit	66,328	56,162	69,670	44,171	32,662
Research and development	25,746	22,400	18,235	11,158	11,799
Legal settlement(1)	--	3,317	--	--	--
Impairment charge	--	--	--	--	10,829
Operating income (loss)	15,187	5,507	27,494	11,857	(14,815)
Benefit (provision) for income taxes (2)	(4,504)	(8,628)	20,478	(1,645)	(2,074)
Net income (loss)	13,371	(2,582)	48,516	11,079	(13,823)
Basic net income (loss) per share	$0.70	$(0.13)	$2.44	$0.54	$(0.67)
Diluted net income (loss) per share	$0.69	$(0.13)	$2.32	$0.51	$(0.67)
Weighted average shares:
Basic	19,080	19,302	19,922	20,699	20,589
Diluted	19,388	19,302	20,945	21,631	20,589

(1)	In fiscal 2012, we recorded a $3.3 million patent litigation settlement with Finisar.

(2)
Fiscal 2012 included an $8.1 million income tax provision related to the implementation of the international structure in the fourth quarter of fiscal 2012. Fiscal 2011 included a $22.6 million income tax benefit related to the release of our valuation allowance in the fourth quarter of fiscal 2011.

(3)
We acquired approximately 94.1% of the outstanding shares of Emit Technology Co., Ltd. (“Emit”) in fiscal 2010. The number of additional Emit’s outstanding shares purchased in fiscal 2011 was immaterial. We did not purchase any additional Emit’s outstanding shares in fiscal 2013 and 2012.  As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2013, 2012 and 2011 had a full year of financial results from Emit.

Consolidated Balance Sheet Data

(in thousands)	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010	June 28, 2009
Cash, cash equivalents and short-term and long-term investments	$174,150	$176,221	$186,733	$160,343	$168,656
Working capital	217,699	204,914	248,619	182,606	188,750
Total assets	325,171	305,189	320,804	259,598	249,947
Long-term liabilities	10,225	8,858	6,852	4,923	3,492
Total stockholders’ equity	$283,201	$272,132	$290,362	$228,649	$228,027

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our anticipated revenues, gross margins and expense levels for future periods, and other statements reflecting our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “estimate” or “assume” or similar language. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. We caution you that our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should also carefully consider the information set forth under the caption “Risk Factors” contained in Item 1A above in addition to the information contained in this Item 7. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    Our fiscal year ends on the Sunday closest to June 30. Fiscal years 2013 and 2012 consisted of 52 weeks. Fiscal 2011 was a 53-week fiscal year, one week more than a typical fiscal year. The extra week was included in the first quarter of fiscal 2011.

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

    Cost of Revenues. Our cost of revenues consists of raw material, salaries including stock-based compensation expense and related personnel expenses, manufacturing overhead, provisions for excess and obsolete inventories, amortization of intangible assets, and warranty costs. We expect cost of revenues, as a percentage of revenues, to fluctuate from period to period. Our gross margins will primarily be affected by mix of products sold, salaries and related personnel expenses, manufacturing volume, pricing policies, production yield, costs incurred in improving manufacturing processes, provisions for excess and obsolete inventories and warranty costs.

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

Use of Estimates and Critical Accounting Policies

    The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition and Product Returns

    We recognize revenue from product sales upon delivery of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to the sale of consignment inventory at vendor managed locations is not recognized until the product is pulled from inventory stock by the customer. We also estimate future product returns and reduce our revenue by these estimated future returns. These estimates are based on historical sales returns. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be reduced in the future.

Depreciation Expenses

    Depreciation expenses are computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 50 years are used for buildings, 5 to 20 years are used for building improvements and 5 to 6 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. In addition, we have land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Net gain or loss on sale and disposal of fixed assets is recognized in the period which the gain or loss occurs.

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

Excess and Obsolete Inventory

    We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down as was the case in fiscal 2013, 2012 and 2011. In such instances, our gross margins were positively impacted by the utilization of previously reserved inventory of $3.9 million, $4.6 million and $5.4 million in fiscal 2013, 2012 and 2011, respectively.

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

Long-Lived Assets

    We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. There was no impairment charge related to long-lived assets recorded in fiscal 2013, 2012 and 2011.

Goodwill

    Goodwill represents the excess of the consideration paid for a business acquisition over the fair value of net tangible and intangible assets acquired. We perform an impairment assessment on an annual basis during the fourth fiscal quarter or more frequently if we believe indicators of impairment exist.  The events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. If the assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Otherwise, we must perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. If we determine during this second step that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

    Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual impairment assessment of the goodwill in the fourth quarter of fiscal 2013 and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.  As such, we concluded that performing the first step of the goodwill impairment test was not necessary and goodwill was not impaired.  During the fourth quarter of fiscal 2012 and 2011, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

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

    As a multinational corporation, we are subject to taxation in the United States and in foreign jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, and the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and our effective income tax rate.

    We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. We recognize accrued interest and penalties related to unrecognized tax benefit as a component of provision for income taxes in the consolidated statement of operations. For further information, please see “Note 11 – Income Taxes” of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

    We estimate the expected term of stock option granted based on our analysis of the stock option exercise experience. Historical volatility is used in estimating the fair value of our stock-based awards. The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  We have not paid, nor do we have current plans to pay dividends on our common stock in the foreseeable future.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation expense. We expense the estimated fair value to earnings on a straight-line basis.

Results of Operations for Fiscal 2013, 2012 and 2011

Revenues

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Revenues	$183,400	$174,928	$8,472	4.8%	$174,928	$198,803	$(23,875)	(12.0)%

    Revenue increased $8.5 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to an increase in revenues in our transmission and conditioning and monitoring products as a result of the ramp up of new products. Partially offsetting these increases was a decrease in revenues in amplifier and routing and switching products as a result of lower unit shipments and average selling price erosion in fiscal 2013 compared to fiscal 2012.

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

    Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not the same five customers for each period, together accounted for 50%, 45% and 52% of our revenues in fiscal 2013, 2012 and 2011, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

Gross Profit

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1 , 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Gross profit	$66,328	$56,162	$10,166	18.1%	$56,162	$69,670	$(13,508)	(19.4%)
Gross profit margin	36.2%	32.1%			32.1%	35.0%

    Gross profit increased in fiscal 2013 compared to fiscal 2012 was primarily due to higher revenues, lower material costs and, lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized.  Partially offsetting these increases was an increase in manufacturing overhead expenses due to higher employee compensation expenses in China and lower utilization of previously reserved inventory. Gross profit was positively impacted by sales of previously reserved inventory of $3.9 million and $4.6 million in fiscal 2013 and 2012, respectively.

    Our gross profit margin increased in fiscal 2013 compared to fiscal 2012 was primarily due to lower material costs as a percentage of revenues, partially offset by lower utilization of previously reserve inventory as a percentage of revenues.

    Gross profit decreased in fiscal 2012 compared to fiscal 2011 was primarily driven by lower revenues and higher manufacturing overhead expenses and increased labor costs resulting from increased employee salary in China, and decreased utilization of previously reserved inventory partially offset by lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized. The gross profit was positively impacted by the sale of previously reserved inventory of $4.6 million and $5.4 million in fiscal 2012 and 2011, respectively.

    The decrease in gross profit margin in fiscal 2012 compared to fiscal 2011 was primarily driven by higher manufacturing overhead expense, increased labor costs as a percentage of revenues and lower utilization of previously reserved inventory.  Partially offsetting these decreases was a decrease in amortization expense of intangible assets as a percentage of revenues.

Research and Development

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Research and development	$24,337	$21,038	$3,299	15.7%	$21,038	$16,874	$4,164	24.7%
Stock-based compensation	1,409	1,362	47	3.5%	1,362	1,361	1	0%
Total expenses	$25,746	$22,400	$3,346	14.9%	$22,400	$18,235	$4,165	22.8%

    Research and development expenses increased $3.3 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily due to higher salary and other employee related compensation expenses resulting from an increase in headcount. Higher patent related legal fees, equipment expenses and travel expenses also contributed to the increase year over year.

    Research and development expenses increased $4.2 million in fiscal 2012 compared to fiscal 2011.  The increase was primarily due to higher salary and other employee related compensation expenses as a result of an increase in headcount, higher equipment expenses, R&D material and consulting expenses as we increased development efforts to bring new products to market.

    We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. In addition, we intend to devote more resources to development of new products to serve our current market as well as products for expansion into new markets. As a result, we expect our research and development expenses in fiscal 2014 will increase compared to fiscal 2013. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Years Ended					Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change		July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Sales and marketing	$13,900	$10,992	$2,908	26.5%		$10,992	$10,024	$968	9.7%
Stock-based compensation	2,034	2,119	(85)	(4.0	% )	2,119	1,820	299	16.4%
Total expenses	$15,934	$13,111	$2,823	21.5%		$13,111	$11,844	$1,267	10.7%

    Sales and marketing expenses increased $2.8 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to higher salary and other employee related compensation expenses attributable to an increase in headcount.  In addition, travel and other professional service expenses increased year over year. We expect sales and marketing expenses in fiscal 2014 will increase compared to fiscal 2013 primarily resulting from the continued increase in headcount.

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

General and Administrative

	Years Ended					Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change		July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
General and administrative	$8,709	$9,559	$(850)	(8.9	% )	$9,559	$8,532	$1,027	12.0%
Stock-based compensation	2,040	1,957	83	4.2%		1,957	1,954	3	0.2%
Total expenses	$10,749	$11,516	$(767)	(6.7	% )	$11,516	$10,486	$1,030	9.8%

    General and administrative expenses decreased $0.8 million in fiscal 2013 compared to fiscal 2012.  The decrease was primarily due to lower consulting service expenses and lower legal expenses as we settled the patent litigation with Finisar. in December 2011, partially offset by increases in salary and other employee compensation expenses and facility expenses.

    General and administrative expenses increased $1.0 million in fiscal 2012 compared to fiscal 2011.  The increase was primarily due to higher salary and higher legal expenses related to patent litigation with Finisar.

Legal settlement

    On December 14, 2011, we and our subsidiary, Optical Communications Products, Inc. (“OCP”) entered into a Settlement and Cross License Agreement with Finisar, which resolved and settled all pending litigation between the parties and their respective affiliates.  As part of the settlement, we paid $4.0 million in fiscal 2012 to Finisar for a fully paid-up license to the Finisar patents asserted against us in the various lawsuits and granted a license to Finisar to our patents asserted against Finisar in the various lawsuits. All legal proceedings initiated by each party in all jurisdictions were dismissed.  We determined that the portion of the $4.0 million attributable to past damage was approximately $3.3 million and was included in general and administrative expenses on our consolidated statements of operations in fiscal 2012. The remaining amount of $0.7 million was recorded as a prepaid royalty and is being amortized as cost of revenues over the period which we expect to benefit from the patents beginning in January 2012. In fiscal 2013 and 2012, $0.1 million and $49,000 was amortized as cost of revenues. As of June 30, 2013 and July 1, 2012, $0.1 million was included in prepaid and other current assets and $0.4 million and $0.5 million was included in other assets on our consolidated balance sheets.

Amortization of Acquired Intangible Assets

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Amortization of acquired intangible assets	$502	$1,308	$(806)	(61.6)%	$1,308	$4,004	$(2,696)	(67.3)%

    Amortization of intangible assets decreased $0.8 million in fiscal 2013 compared to fiscal 2012 and decreased $2.7 million in fiscal 2012 compared to fiscal 2011.  The decrease was primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net Gain on Sale and Disposal of Property and Equipment

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Net gain on sale and disposal of property and equipment	$1,647	$353	$1,294	366.6%	$353	$148	$205	138.5%

    Net gain on sale and disposal of assets increased $1.3 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily attributable to gains recognized from the sales of facilities in San Jose, California and Taiwan in fiscal 2013, while we had no such transactions in fiscal 2012.  Net gain on sale and disposal of assets increased $0.2 million in fiscal 2012 compared to fiscal 2011.

Interest Income and Other, Net

	Years Ended				Years Ended
	June 30, 2013	July 1, 2012	Change	Percentage Change	July 1, 2012	July 3, 2011	Change	Percentage Change
	(In thousands, except percentages)
Interest income and other, net	$2,688	$539	$2,149	398.7%	$539	$544	$(5)	(0.9%)

    Interest income and other, net increased $2.1 million in fiscal 2013 compared to fiscal 2012. The increase was due to a gain of $1.8 million recognized from the sales of equity securities in fiscal 2013 and a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 while we had no such transactions in fiscal 2012. In addition, the foreign currency gain increased in fiscal 2013 compared to fiscal 2012.

    Interest income and other, net was flat in fiscal 2012 compared to fiscal 2011, as a decrease in interest income was offset by a decrease in currency exchange loss and an increase in other income in fiscal 2012.  The decrease in interest income in fiscal 2012 was attributable to lower average interest rates and lower cash and investment balances during fiscal 2012 compared to fiscal 2011.

    Benefit (Provision) for Income Taxes.  We recorded an income tax provision of $4.5 million in fiscal 2013, a decrease of $4.1 million compared to fiscal 2012.  The decrease was primarily attributable to the deferred tax implications of the transfer of certain intercompany liabilities.  As a result of the transfer, certain deferred tax assets will not be realized by the U.S. entity.  Excluding the impact of the transfer, our tax provision for fiscal 2012 would have been approximately $0.5 million, $4.0 million lower than fiscal 2013. The increase was due primarily to increased global earnings partially offset by a disproportionately higher amount of earnings realized in countries that have lower statutory tax rates.

    We recorded an income tax provision of $8.6 million in fiscal 2012 and an income tax benefit of $20.5 million in fiscal 2011. The income tax benefit in fiscal 2011 was attributable to the release of the valuation allowance of $22.6 million.  Excluding the impact of the valuation allowance release in fiscal 2011 and the impact of the transfer of certain intercompany liabilities in fiscal 2012, our provision for income taxes decreased $1.6 million from fiscal 2011 to fiscal 2012.  The decrease was primarily due to lower earnings in fiscal 2012 compared to fiscal 2011.

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

    At June 30, 2013, we had approximately $40.9 million of federal and $61.8 million of state net operating loss carryforwards. In fiscal 2013, we conducted an Internal Revenue Code Section 382 (“Sec. 382”) analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

    We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC 740. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. For further information, please see “Note 11 - "Income Taxes" of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

	Three Months Ended
	Jun. 30, 2013	Mar. 31, 2013	Dec. 30, 2012	Sept. 30, 2012
	(In thousands, except per share data)
	(Unaudited)
Revenues	$49,293	$44,124	$45,099	$44,884
Cost of revenues	31,774	28,474	28,570	28,254
Gross profit	17,519	15,650	16,529	16,630

Operating expenses:
Research and development	7,201	6,647	6,086	5,812
Sales and marketing	4,230	4,006	3,710	3,988
General and administrative	2,709	2,644	2,535	2,861
Amortization of acquired intangible assets	86	91	91	91
Net gain on sale and disposal of property and equipment	(1,377)	(258)	(5)	(7)
Total operating expenses	12,849	13,130	12,417	12,745

Operating income	4,670	2,520	4,112	3,885
Interest income and other, net	1,809	201	412	266
Income before income taxes	6,479	2,721	4,524	4,151
Income taxes	(1,978)	(670)	(1,068)	(788)
Net income	$4,501	$2,051	$3,456	$3,363

Net income per share:
Basic	$0.24	$0.11	$0.18	$0.18
Diluted	$0.23	$0.11	$0.18	$0.17

Shares used in per share calculation:
Basic	19,105	19,029	19,107	19,080
Diluted	19,390	19,252	19,277	19,425

	Three Months Ended
	July 1, 2012	April 1, 2012	Jan. 1, 2012	Oct. 1, 2011
	(In thousands, except per share data)
	(Unaudited)
Revenues	$44,245	$43,978	$43,328	$43,377
Cost of revenues	29,062	30,470	29,977	29,257
Gross profit	15,183	13,508	13,351	14,120

Operating expenses:
Research and development	5,649	6,024	5,383	5,344
Sales and marketing	3,682	3,319	2,962	3,148
General and administrative	2,410	2,267	3,407	3,432
Legal settlement	--	--	3,317	--
Amortization of acquired intangible assets	91	91	166	316
Net loss (gain) on sale and disposal of equipment	13	19	(8)	(377)
Total operating expenses	11,845	11,720	15,227	11,863

Operating income (loss)	3,338	1,788	(1,876)	2,257
Interest income and other, net	131	93	202	113
Income (loss) before benefit (provision) for income taxes	3,469	1,881	(1,674)	2,370
Benefit (provision) for income taxes	(8,639)	977	181	(1,147)
Net income (loss)	$(5,170)	$2,858	$(1,493)	$1,223

Net income (loss) per share:
Basic	$(0.27)	$0.15	$(0.08)	$0.06
Diluted	$(0.27)	$0.14	$(0.08)	$0.06

Shares used in per share calculation:
Basic	19,117	19,200	19,185	19,707
Diluted	19,117	19,795	19,185	20,349

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

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through issuances of equity.  As of June 30, 2013, we had cash, cash equivalents, short-term and long-term investments of $174.2 million, a decrease of $2.0 million compared to fiscal 2012.  We had no outstanding debt at June 30, 2013 and July 1, 2012. We believe that our current cash, cash equivalents and short-term and long-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Fiscal 2013

    Our operating activities provided cash of $19.6 million in fiscal 2013, a decrease of $4.0 million, compared to fiscal 2012.  The net cash provided by operating activities in fiscal 2013 was primarily attributable to a net income of $13.4 million adjusted by non-cash items of $11.7 million, partially offset by the decrease of $5.5 million in working capital.  Non-cash items in fiscal 2013 included $7.2 million in depreciation and amortization, $5.8 million in stock-based compensation expense, $1.6 million in net gain on sale and disposal of property and equipment, $1.8 million in gain on sale of equity securities and $1.1 million in deferred income tax.  Net cash used by working capital related items was $5.5 million in fiscal 2013, primarily driven by an increase in inventory of $9.2 million and an increase in accounts receivable of $7.3 million, partially offset by an increase in accounts payable of $7.3 million, an increase in accrued liabilities of $1.0 million, a decrease in prepayment and other assets of $1.2 million and an increase in income tax payable of $1.4 million.

    The increase in inventory in fiscal 2013 was primarily attributable to an increase in material purchases in anticipation of future revenue increase.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

    The increase in accounts receivable in fiscal 2013 was primarily due to higher revenue in fiscal 2013 compared to fiscal 2012 and timing of shipments. In addition, the increase in shipments to customers who have longer payment terms also contributed to the accounts receivable increase.  Days sales outstanding (“DSO”) as of June 30, 2013 and July 1, 2012 was 74 days and 71 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

    The increase in accounts payable was due to a timing of payments to our vendors and an increase in our inventory purchases in fiscal 2013 compared to fiscal 2012.

    Our investing activities used cash of $30.1 million in fiscal 2013 as a result of purchases of investments of $163.9 million, partially offset by cash proceeds from sales and maturities of investments of $142.5 million.  In addition, we used $11.2 million to purchase equipment in fiscal 2013 and used $5.7 million to purchase a facility in San Jose, California in the second quarter of fiscal 2013 which was sold for $6.0 million in the third quarter of fiscal 2013.  We also received $3.4 million cash from the sale a facility in Taipei, Taiwan in the fourth quarter of fiscal 2013.  Furthermore, we paid $1.1 million for a small business acquisition in fiscal 2013.  We expect our capital expenditure of approximately $14 million to $16 million in fiscal 2014.

    Our financing activities used $5.9 million of cash in fiscal 2013 due to $8.4 million cash used to repurchase our common stock, $1.0 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $3.5 million cash proceeds from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

Fiscal 2012

    Our operating activities provided cash of $23.6 million in fiscal 2012, a decrease of $12.1 million, compared to fiscal 2011.   The net cash provided by operating activities in fiscal 2012 was primarily attributable to a net loss of $2.6 million adjusted by non-cash charges of $22.2 million and changes in net working capital of $4.0 million.  Non-cash charges in fiscal 2012 included $7.7 million in depreciation and amortization, $5.8 million in stock-based compensation expense and $9.2 million of deferred income tax.  Net cash provided by working capital related items was $4.0 million in fiscal 2012, primarily driven by a decrease in inventory of $6.4 million, a decrease in accounts receivable of $2.0 million, partially offset by an increase in prepayment and other assets of $2.4 million and a decrease in income tax payable of $1.1 million.

    The decrease in inventory in fiscal 2012 was primarily attributable to a decrease in revenues and our efforts to align our inventory levels to meet current and future demand.  The decrease in accounts receivable in 2012 was primarily due to the decreased shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  Days sales outstanding (“DSO”) as of July 1, 2012 and July 3, 2011 was 71 days and 59 days, respectively. The increase in prepaid and other assets in fiscal 2012 was primarily due to increases in balance of bankers’ acceptance notes, employee benefits related receivable and prepaid license fees resulting from the litigation settlement with Finisar.

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

Accounts receivable used $4.4 million of cash primarily due to higher shipments in fiscal 2011 compared to fiscal 2010 and improvement in our collection. Days sales outstanding (“DSO”) as of July 3, 2012 and June 27, 2010 was 59 days and 77 days, respectively. Inventory used $2.3 million of cash in fiscal 2011 primarily due to an increased level of inventory purchases as a result of higher shipments. Prepaid expenses, other current assets and other assets provided $1.8 million mainly reflecting a decrease in the balance of bankers’ acceptance notes. Accounts payable used $2.5 million of cash in fiscal 2011, largely due to the change in the level of inventory purchase and a timing of payments to our vendors.

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

Off-Balance-Sheet Arrangements

As of June 30, 2013, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

    Our contractual obligations as of June 30, 2013 have been summarized below (in thousands):

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Purchase obligations	$27,160	$27,005	$155	$--	$--
Operating leases	195	152	43	--	--
Capital expenditure	3,764	3,764	--	--	--
Total	$31,119	$30,921	$198	$--	$--

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of June 30, 2013 and July 1, 2012, the gross unrealized losses on our debt instruments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of June 30, 2013 and July 1, 2012 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

    The following table summarizes our investment in debt securities (in thousands, except percentages):

	Carrying Value at	Average Rate of Return at	Carrying Value at	Average Rate of Return at
	June 30,	June 30,	July 3,	July 3,
	2013	2013	2011	2011
	(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - fixed rate	$8,031	0.05%	$16.979	0.14%
Cash equivalents - variable rate	26,080	0.03%	23,856	0.07%
Short-term investments - fixed rate	102,905	0.31%	71,855	0.31%
Long-term investments – fixed rate	3,307	0.50%	9,606	0.57%
Total	$140,323		$122,296

Foreign Currency Exchange Rate Exposure

    We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 30, 2013 and July 1, 2012 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

    We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2013, 2012 and 2011.

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

Equity price risk

    We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $2.9 million and $13.5 million as of June 30, 2013 and July 1, 2012.  The gross unrealized loss related to our publicly traded equity securities was $4.1 million as of June 30, 2013. The gross unrealized gain related to our publicly traded equity securities was $0.9 million as of July 1, 2012.  We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We have evaluated these investments as of June 30, 2013 and have determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock prices of our publicly traded equity securities as of June 30, 2013 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock’s Price
	Fair Value	(30)%	(20)%	(10)%
As of June 30, 2013
Publicly traded equity securities	$2,924	$2,047	$2,339	$2,632

    The privately held companies in which we invested are in the startup or development stage. These investments are inherently risky because the market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investments. Our evaluation of the investment in privately held companies is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investees’ capital structure, liquidation preferences for its capital and other economic variables. As of June 30, 2013 and July 1, 2012, the aggregate cost of investments in privately held companies was $4.3 million and $0.6 million, respectively, and was included in other assets on our consolidated balance sheets

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

    We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2013 and July 1, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 30, 2013 and July 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 13, 2013

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2013	July 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65,014	$81,233
Short-term investments	105,829	85,382
Accounts receivable, net of allowance of $403 and $362	40,735	33,165
Inventories	30,028	19,091
Deferred tax assets	809	1,609
Prepaid expenses and other current assets	7,029	8,633
Total current assets	249,444	229,113

Property, plant and equipment, net	47,687	45,392
Long-term investments	3,307	9,606
Goodwill and intangible assets, net	1,146	1,648
Deferred tax assets, non-current	7,083	7,151
Other assets	16,504	12,279
Total assets	$325,171	$305,189
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,166	$11,739
Accrued liabilities	12,782	11,995
Income tax payable	797	465
Total current liabilities	31,745	24,199

Income tax payable, non-current	8,196	6,858
Deferred tax liabilities, non-current	670	675
Other non-current liabilities	1,359	1,325
Total liabilities	41,970	33,057

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.001 par value, 34,000 shares authorized; 19,141 and 19,130 shares issued and outstanding as of June 30, 2013 and July 1, 2012, respectively	19	19
Additional paid-in capital	433,522	433,330
Accumulated other comprehensive income	12,598	15,092
Accumulated deficit	(162,938)	(176,309)
Total stockholders’ equity	283,201	272,132
Total liabilities and stockholders' equity	$325,171	$305,189

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	June 30, 2013	July 1, 2012	July 3, 2011
Revenues	$183,400	$174,928	$198,803
Cost of revenues	117,072	118,766	129,133
Gross profit	66,328	56,162	69,670

Operating expenses:
Research and development	25,746	22,400	18,235
Sales and marketing	15,934	13,111	11,844
General and administrative	10,749	11,516	10,486
Amortization of acquired intangible assets	359	664	1,759
Legal settlement	--	3,317	--
Net gain on sale and disposal of property and equipment	(1,647)	(353)	(148)
Total operating expenses	51,141	50,655	42,176

Operating income	15,187	5,507	27,494
Interest income and other, net	2,688	539	544
Income before benefit (provision) for income taxes	17,875	6,046	28,038
Benefit (provision) for income taxes	(4,504)	(8,628)	20,478
Net income (loss)	$13,371	$(2,582)	$48,516

Net income (loss) per share:
Basic	$0.70	$(0.13)	$2.44
Diluted	$0.69	$(0.13)	$2.32

Weighted average shares:
Basic	19,080	19,302	19,922
Diluted	19,388	19,302	20,945

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	June 30, 2013	July 1, 2012	July 3, 2011
Net income (loss)	$13,371	$(2,582)	$48,516
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	2,205	1,708	4,593
Change in net unrealized gain (loss) on investments, net	(4,699)	526	22
Other comprehensive income (loss), net	(2,494)	2,234	4,615
Comprehensive income (loss)	10,877	(348)	53,131

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at June 27, 2010	19,582	$20	$442,629	$8,243	$(222,243)	$228,649
Issuance of common stock pursuant to stock options and awards	1,369	1	17,409	--	--	17,410
Issuance of common stock under the employee stock purchase plan	159	--	1,635	--	--	1,635
Repurchase of common stock	(992)	(1)	(16,049)	--	--	(16,050)
Stock-based compensation	--	--	5,587	--	--	5,587
Net income	--	--	--	--	48,516	48,516
Other comprehensive income	--	--	--	4,615	--	4,615
Balance at July 3, 2011	20,118	20	451,211	12,858	(173,727)	290,362
Issuance of common stock pursuant to stock options and awards	696	1	2,351	--	--	2,352
Issuance of common stock under the employee stock purchase plan	134	--	1,815	--	--	1,815
Repurchase of common stock	(1,741)	(2)	(26,849)	--	--	(26,851)
Tax withholdings related to net share settlements of restricted stock units	(77)	--	(1,223)	--	--	(1,223)
Stock-based compensation	--	--	5,804	--	--	5,804
Excess tax benefit from stock option	--	--	221	--	--	221
Net loss	--	--	--	--	(2,582)	(2,582)
Other comprehensive income	--	--	--	2,234	--	2,234
Balance at July 1, 2012	19,130	$19	$433,330	$15,092	$(176,309)	$272,132
Issuance of common stock pursuant to stock options and awards	490	--	1,662	--	--	1,662
Issuance of common stock under the employee stock purchase plan	144	--	1,824	--	--	1,824
Repurchase of common stock	(552)	--	(7,917)	--	--	(7,917)
Tax withholdings related to net share settlement of restricted stock units	(71)	--	(983)	--	--	(983)
Stock-based compensation	--	--	5,827	--	--	5,827
Excess tax benefit from stock options	--	--	(221)	--	--	(221)
Net income	--	--	--	--	13,371	13,371
Other comprehensive loss	--	--	--	(2,494)	--	(2,494)
Balance at June 30, 2013	19,141	$19	$433,522	$12,598	$(162,938)	$283,201

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 30, 2013	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income (loss)	$13,371	$(2,582)	$48,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,233	6,359	5,299
Amortization of acquired intangible assets	502	1,308	4,004
Stock-based compensation expense	5,827	5,804	5,587
Amortization of premium on investments	575	122	401
Net gain on sale and disposal of property and equipment	(1,647)	(353)	(148)
Net gain on sale of equity securities	(1,834)	--	--
Excess tax benefit from stock-based compensation	--	(221)	--
Deferred income taxes	1,084	9,168	(22,918)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(7,269)	1,972	(4,432)
Inventories	(9,160)	6,410	(2,279)
Prepaid expenses and other assets	1,166	(2,449)	1,846
Accounts payable	7,303	(899)	(2,516)
Accrued liabilities and other liabilities	1,011	114	763
Income tax payable and receivable	1,444	(1,133)	1,573
Net cash provided by operating activities	19,606	23,620	35,696

Cash flows from investing activities:
Purchases of available-for-sale investments	(148,186)	(195,984)	(185,684)
Sales and maturities of available-for-sale investments	142,481	248,889	161,266
Purchases of held-to-maturity investments	(11,621)	(12,817)	--
Maturities of held-to-maturity investments	--	--	10,000
Purchases of non-marketable equity securities	(4,100)	(200)	--
Proceeds from sales of property and equipment	9,380	429	325
Purchases of property and equipment	(16,944)	(12,093)	(11,934)
Acquisition of businesses, net of cash acquired	(1,090)	--	--
Net cash provided by (used in) investing activities	(30,080)	28,224	(26,027)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,486	4,167	19,043
Repurchases of common stock	(8,405)	(26,403)	(17,246)
Tax withholding related to net share settlements of restricted stock units	(983)	(1,223)	--
Excess tax benefit from stock-based compensation	--	221	--
Net cash provided by (used in) financing activities	(5,902)	(23,238)	1,797

Effect of exchange rate changes on cash and cash equivalents	157	(17)	467
Net increase (decrease) in cash and cash equivalents	(16,219)	28,589	11,933
Cash and cash equivalents at beginning of period	81,233	52,644	40,711
Cash and cash equivalents at the end of period	$65,014	$81,233	$52,644

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,269	$588	$1,207
Supplemental non-cash financing activities:
Payable for unsettled repurchases of common stock	$--	$488	$--

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - The Company:

    The Company

    Oplink Communications, Inc. (“Oplink”, or the “Company”) was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China, in Taipei and Hsinchu, Taiwan.

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

Fiscal year

    The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2013 and 2012 were 52-week fiscal years. Fiscal 2011 consisted of 53 weeks, one week more than a typical fiscal year. The extra week was in the first quarter of fiscal 2011.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation

    The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as noncontrolling interests and as of and for the years ended June 30, 2013, July 1, 2012 and July 3, 2011 such amounts were immaterial. All intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of some of its foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company to ensure timely reporting of consolidated results.

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

Investments

    Available-for-sale and held-to-maturity investments. The Company’s marketable securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income and other, net. Investments designated as available-for-sale include marketable debt and equity securities.  Marketable securities classified as available-for-sale are reported at market value, with net unrealized gains or losses recorded in accumulated other comprehensive income, a separate component of stockholders' equity, until realized.  Realized gains and losses on investments are computed based upon specific identification, are included in interest income and other, net and have not been significant for all periods presented.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue recognition

    The Company derives its revenues from the sale of fiber optic components and subsystems. Revenues from product sales are generally recognized upon delivery of the product or customer acceptance, whichever is later, provided that persuasive evidence of an arrangement exists, delivery has occurred and no significant obligations remain, the fee is fixed or determinable and collectibility is reasonably assured. Revenue related to the sale of consignment inventory is not recognized until the product is pulled from inventory stock by the customer.

    Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues are recognized based on the Company’s historical experience.

    All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are immaterial in fiscal 2013, 2012 and 2011.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

    The following table summarizes the revenues from customers in excess of 10% of total revenues:

	June 30, 2013	July 1, 2012	July 3, 2011
Customer A	18%	21%	28%
Customer B	17%	11%	12%

    As of June 30, 2013, two customers accounted for 38% and 10% of total accounts receivables. As of July 1, 2012, two customers account for 33% and 10% of total accounts receivables.

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

Accounts receivable and allowance for doubtful accounts

    The Company’s accounts receivable are derived from revenues earned from customers located in the United States, China, Canada, Europe, Japan, and other Asia-Pacific countries. The Company performs ongoing credit evaluations of its customers’ financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer’s outstanding receivable balance. If the condition or circumstances of the Company’s customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company’s estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, plant and equipment, net

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 50 years are used for buildings, 5 to 20 years are used for building improvements and 5 to 6 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. In addition, the Company has land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Net gain or loss on sale and disposal of fixed assets is recognized in the period which the gain or loss occurs.

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

Impairment of goodwill and other intangible assets

    Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. There was no goodwill impairment charge recorded in fiscal 2013, 2012 and 2010.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising costs

    Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising costs in fiscal 2013, 2012, and 2011 were immaterial.

Recently issued accounting standards

    In February 2013, the Financial Accounting Standards Board ("FASB")  issued Accounting Standard Update (ASU) 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present parenthetically (on the face of the financial statements, in the notes, or in some cases, cross-referenced to related footnote disclosures) significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendment is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this amendment in the three months ended March 31, 2013 and the adoption did not have a material impact on its consolidated financial statements.

    In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, Topic 350 - Intangibles - Goodwill and Other, which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 3 - Net income (loss) per share

    Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Numerator:
Net income (loss)	$13,371	$(2,582)	$48,516
Denominator:
Weighted average shares outstanding - basic	19,080	19,302	19,922
Effect of dilutive potential shares	308	--	1,023
Weighted average shares outstanding - diluted	19,388	19,302	20,945
Net income (loss) per share - basic	$0.70	$(0.13)	$2.44
Net income (loss) per share - diluted	$0.69	$(0.13)	$2.32
Anti-dilutive stock options and awards not included
in net income (loss) per share calculation	1,625	2,213	1,022

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 – Accumulated Other Comprehensive Income (Loss)

    The components of accumulated other comprehensive income (loss) were (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities		Foreign Currency Translation Adjustment, net of tax	Total
Balance at July 1, 2012	$550		$14,542	$15,092
Other comprehensive income (loss) before reclassification	(4,624)		2,205	(2,419)
Amounts reclassified from accumulated other comprehensive income	(75	)(1)	--	(75)
Other comprehensive income (loss), net	(4,699)		2,205	(2,494)
Balance at June 30, 2013	$(4,149)		$16,747	$12,598
(1) This component of accumulated other comprehensive income was included in the Interest income and other, net on the Company's consolidated statements of operations for the year ended June 30, 2013.

Note 5 – Investments

    Available-for-Sale and Held-to-Maturity Investments

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

    Investments as of June 30, 2013 and July 1, 2012 were as follows (in thousands):

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
United States Treasury	$35,979	$4	$(1)	$35,982
Corporate commercial paper	31,986	--	--	31,986
Publicly traded equity securities	7,053	--	(4,129)	2,924
Corporate debt securities	9,948	--	(23)	9,925
Certificates of deposit	5,304	--	--	5,304
Held-to-maturity:
Corporate debt securities	19,708	4	(27)	19,685
Total short-term investments	$109,978	$8	$(4,180)	$105,806

Long-term investments:
Held-to-maturity:
Corporate debt securities	$3,307	$--	$(8)	$3,299
Total long-term investments	$3,307	$--	$(8)	$3,299

Total investments	$113,285	$8	$(4,188)	$109,105

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 1, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
Corporate commercial paper	$39,969	$1	$(1)	$39,969
United States Treasury	14,985	--	--	14,985
Publicly traded equity securities	12,676	852	--	13,528
Certificates of deposit	9,448	--	--	9,448
Corporate debt securities	4,311	--	(7)	4,304
Held-to-maturity:
Corporate debt securities	3,148	--	(1)	3,147
Total short-term investments	$84,537	$853	$(9)	$85,381

Long-term investments:
Held-to-maturity:
Corporate debt securities	$9,606	$--	$(15)	$9,591
Total long-term investments	$9,606	$--	$(15)	$9,591

Total investments	$94,143	$853	$(24)	$94,972

The gross unrealized losses related to the debt instruments that are classified as available for sale and held to maturity investments were primarily due to changes in market interest rates.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.

In fiscal 2013, the Company sold one of its publicly traded equity securities for $7.0 million and recognized a gain of $1.7 million.  The Company had no such transactions in fiscal 2012 and 2011.  The Company has evaluated its publicly traded equity securities as of June 30, 2013 and has determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the public company equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Corporate debt securities	$9,926	(23)
United States Treasury	9,991	(1)
Publicly traded equity securities	2,924	(4,129)
Held-to-maturity:
Corporate debt securities	10,248	(27)
Total short-term investments	33,089	(4,180)
Held-to-maturity:
Corporate debt securities
Total long-term investments	3,299	(8)
Total investments	$36,388	$(4,188)

	July 1, 2012
	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Corporate commercial paper	$16,996	$(1)
Corporate debt securities	3,076	(7)
Held-to-maturity:
Corporate debt securities	811	(1)
Total short-term investments	20,883	(9)
Held-to-maturity:
Corporate debt securities	9,591	(15)
Total long-term investments	$9,591	$(15)
Total investments	$30,474	$(24)

As of June 30, 2013 and July 1, 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and estimated fair value of debt securities as of June 30, 2013 and July 1, 2012 by contractual maturities are shown below (in thousands):

	June 30, 2013		July 1, 2012
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$83,217	$83,197	$68,713	$68,706
Total available-for-sale investments	$83,217	$83,197	$68,713	$68,706

Held-to-maturity investments:
Due in one year or less	$19,708	$19,685	$3,148	$3,147
Due in one year to five years	3,307	3,299	9,606	9,591
Total held-to-maturity investments	$23,015	$22,984	$12,754	$12,738

Total investments	$106,232	$106,181	$81,467	$81,444

Non-Marketable Equity Securities

    The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was approximately $4.3 million and $0.6 million, and was classified within other assets on the Company’s consolidated balance sheets as of June 30, 2013 and July 1, 2012.  The Company did not recognize any impairment loss in fiscal 2013, 2012 and 2011. Also, in fiscal 2013, the Company sold a non-marketable equity security for $0.5 million and recognized a gain of $0.1 million.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 - Fair Value Measurements

    Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:

-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

-	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

-	Level 3 inputs are unobservable inputs for the asset or liability.

    The Company’s Level 1 financial assets generally include money market funds and public company equity securities. The Company’s Level 2 financial assets generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds.

    The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in fiscal 2013 and fiscal 2012.

    The following table presents the Company’s financial assets which were measured at fair value on a recurring basis as of June 30, 2013 and July 1, 2012.  The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$29,112	$--	$--	$29,112
Corporate commercial paper	--	4,999	--	4,999
Short-term investments:
Public company equity securities	2,924	--	--	2,924
Corporate commercial paper	--	31,986	--	31,986
U.S. government treasury	--	35,982	--	35,982
Certificates of deposit	--	5,304	--	5,304
Corporate debt securities	--	9,925	--	9,925
Total financial assets	$32,036	$88,196	$--	$120,232

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 1, 2012
	Level 1	Level 2	Level 3	Total
Financial assets
Cash equivalents:
Money market funds	$25,837	$-	$--	$25,837
Corporate commercial paper	--	14,998	--	14,998
Short-term investments:
Public company equity securities	13,528	--		13,528
Corporate commercial paper	--	39,969	--	39,969
U.S. government treasury	--	14,985	--	14,985
Certificates of deposit	--	9,448	--	9,448
Corporate debt securities	--	4,304		4,304
Total financial assets	$39,365	$83,704	$--	$123,069

    As of June 30, 2013 and July 1, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in fiscal 2013 and 2012.

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

Note 8 – Goodwill and Acquired Intangible Assets, Net

    The Company had goodwill of $0.6 million on its consolidated balance sheets as of June 30, 2013 and July 1, 2012.

    In accordance with authoritative accounting guidance related to goodwill, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company completed its annual review of the goodwill during the fourth quarter ended June 30, 2013 and July 1, 2012 and concluded that there was no impairment.

    In accordance with authoritative accounting guidance for the impairment or disposal of long-lived assets, long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  In fiscal 2013 and 2012, the Company did not record any impairment of acquired intangible assets.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The following table presents details of the intangible assets acquired as a result of acquisitions as of June 30, 2013 and July 1, 2012 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2013	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,171	$421
Customer relationships	3-7	5,671	5,571	100
Trade name	3-6	1,775	1,722	53
Total		$17,038	$16,464	$574

	Estimated
	Useful Life	Gross	Accumulated
July 1, 2012	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,015	$577
Customer relationships	3-7	5,671	5,535	136
Trade name	3-6	1,775	1,412	363
Total		$17,038	$15,962	$1,076

    The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended
Reported as:	June 30, 2013	July 1, 2012	July 3, 2011
Cost of revenues	$143	$644	$2,245
Operating expenses	359	664	1,759
Total	$502	$1,308	$4,004

    Based on the purchased intangible assets recorded at June 30, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year	Amount
2014	246
2015	177
2016	87
2017	32
2018	14
After 2018	18
$574

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9 – Stock-based compensation

    In accordance with ASC Topic 718, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company’s stock compensation is generally accounted for as an equity instrument.

    The following table represents details of stock-based compensation expense by function line item in fiscal 2013, 2012 and 2011 (in thousands):

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Cost of revenues	$344	$366	$452
Research and development	1,409	1,362	1,361
Sales and marketing	2,034	2,119	1,820
General and administrative	2,040	1,957	1,954
Total stock-based compensation expense	$5,827	$5,804	$5,587

Stock-based compensation of $8,000 was capitalized as inventory as of June 30, 2013 and July 1, 2012.

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

Valuation Assumptions

    The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Expected term	4.6 years	4.6 years	4.6 years
Volatility	45%	52%	51%
Risk-free interest rate	0.62%	0.73%	1.32%
Dividends yield	0%	0%	0%
Weighted average grant-date fair value	$6.16	$6.74	$8.31

    The estimated fair value of purchase rights under the Company’s employee stock purchase plan was determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Expected term	1.3 years	1.3 years	1.3 years
Volatility	36%	52%	49%
Risk-free interest rate	0.18%	0.18%	0.26%
Expected dividends	0%	0%	0%

    The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expect volatility is based on the historical volatility of the Company’s common stock.  The risk-free interest

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 27, 2010	2,413	3,459	14.02	479	13.96
Granted	(409)	87	19.15	248	18.98
Exercised or vested	--	(1,343)	12.96	(26)	18.52
Canceled (2)	60	(115)	39.07	(8)	18.87
Balance, July 3, 2011	2,064	2,088	13.55	693	15.52
Granted	(229)	34	15.55	150	16.35
Exercised or vested	--	(433)	5.43	(263)	14.28
Canceled	62	(23)	18.74	(32)	18.00
Expired	(1)	--	--	--	--
Balance, July 1, 2012	1,896	1,666	$15.63	548	$16.20
Granted	(858)	813	16.41	35	16.33
Exercised or vested	--	(248)	6.71	(242)	16.20
Canceled	103	(75)	16.40	(22)	15.15
Expired	--	--	--	--	--
Balance, June 30, 2013	1,141	2,156	$16.92	319	$16.29

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    The options outstanding and exercisable at June 30, 2013 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$7.56 - 13.92	396	4.52	$11.77	396	$11.77
14.30 - 15.95	152	4.86	15.30	94	15.10
16.46 - 16.46	729	6.12	16.46	--	--
16.59 - 20.09	173	3.35	18.28	154	18.30
20.25 - 20.25	700	2.92	20.25	700	20.25
$26.13 - 33.09	6	3.90	26.94	4	27.27
	2,156	4.47	$16.92	1,348	$17.20

    The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of June 30, 2013, the weighted-average remaining contractual life of options exercisable was 3.52 years and the aggregate intrinsic value was $1.6 million.  As of June 30, 2013, the unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was $3.9 million, which is expected to be recognized over a weighted average period of 3.07 years. As of June 30, 2013, stock options vested and expected to vest totaled approximately 2.1 million with a weighted-average exercise price of $16.93 and a weighted-average remaining contractual life of 4.43 years.  The aggregate intrinsic value of stock options vested and expected to vest as of June 30, 2013 was approximately $1.6 million. The aggregate intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $2.4 million, $3.4 million and $14.2 million, respectively.

    The unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, was $2.3 million, which is expected to be recognized over a weighted average period of 1.21 years.  As of June 30, 2013, restricted stock units vested and expected to vest totaled approximately 0.3 million with a weighted-average remaining contractual life of 0.62 years.  The aggregate intrinsic value was approximately $4.9 million.

    In fiscal 2013, 0.2 million restricted stock units vested. A majority of these vested restricted stock units were net share settled. During fiscal 2013, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.0 million in fiscal 2013, and are reflected as a financing activity within the consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

    The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions.  Participants enrolled in the new offering periods will continue in an offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. For each fiscal 2013, 2012 and 2011,  0.1 million shares were issued under the Plan at a weighted-average price of $12.58, $13.55 and $10.29, respectively. As of June 30, 2013, 1.3 million shares were available for future purchase under this plan.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 – BALANCE SHEET COMPONENTS (IN THOUSANDS)

	June 30, 2013	July 1, 2012

Accounts receivable, net:
Accounts receivable	$41,138	$33,527
Less: Allowance for doubtful accounts	(403)	(362)
	$40,735	$33,165

Inventories, net:
Raw materials	$22,017	$11,617
Work-in-process	6,672	5,318
Finished goods	1,339	2,156
	$30,028	$19,091

Property, plant and equipment, net:
Production and engineering equipment	$66,382	$60,237
Computer hardware and software	7,995	7,395
Building and leasehold improvements	34,248	33,352
Land	6,125	4,358
Construction in progress	590	509
	115,340	105,851
Less: Accumulated depreciation	(67,653)	(60,459)
	$47,687	$45,392

Other assets:
Long term deposit	$3,880	$2,910
Investments in privately held companies	4,274	600
Technology license	269	536
Deferred income tax charge	6,897	7,816
Other	1,184	417
	$16,504	$12,279

Accrued liabilities:
Payroll and related expenses	$6,548	$5,469
Employee withholdings and related expenses	483	396
Accrued professional fees	1,058	1,115
Accrued sales commission	539	540
Accrued product returns and allowance	300	186
Accrued warranty	360	360
Advance deposits from customers	268	568
Other	3,226	3,361
	$12,782	$11,995

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 11 – Income taxes

    The components of income (loss) before income taxes and the income tax provision (benefit) were as follows:

	Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Income (loss) before income taxes:
United States	$2,104	$(4,478)	$19,016
Foreign	15,771	10,524	9,022
	$17,875	$6,046	$28,038

Current income tax expense (benefit):
Federal	$909	$3,446	$697
State	35	128	(171)
Foreign	2,429	(612)	1,880
	3,373	2,962	2,406

Deferred income tax expense (benefit):
Federal	1,195	4,737	(22,266)
State	--	1,045	(679)
Foreign	(64)	(116)	61
	1,131	5,666	(22,884)

Provision (benefit) for income taxes	$4,504	$8,628	$(20,478)

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30, 2013	July 1, 2012	July 3, 2011

Tax at federal statutory rate	35%	35%	35%
State, net of federal benefit	--	13%	(3)%
Research credit carryforward	--	(11)%	(1)%
Stock-based compensation	4%	15%	(1)%
Foreign rate differences (1)	(18)%	100%	(3)%
Change in valuation allowance	3%	(5)%	(100)%
Other	1%	(4)%	--
Effective tax rate	25%	143%	(73)%

(1) 100 % impact of foreign rate differences for fiscal 2012 included a nonrecurring expense of 135% related to the Company’s fiscal 2012 restructuring to consolidate the ownership of various intellectual properties that had previously been held in the United States and China into a single international jurisdiction. As part of the restructuring, the ownership of most of the intellectual property held by the Company and its subsidiaries was transferred to a single foreign subsidiary. In connection with the restructuring, the Company recorded an $8.1 million income tax provision due to the transfer of a U.S. contingent liability to a foreign subsidiary which has a lower tax rate. There was a U.S. deferred tax asset associated with the contingent liability, and the tax effect of the deferred tax asset was reduced from the U.S. federal statutory rate of 35%, to the lower foreign rate.

The Company anticipates that as a result of the restructuring, foreign pretax income will be subject to foreign tax at relatively lower tax rates when compared to the U.S. federal statutory tax rate and as a consequence, the Company’s effective income tax rate is expected to be lower than the U.S. federal statutory rate.

    Deferred tax assets (liabilities) consist of the following (in thousands):

	June 30, 2013	July 1, 2012
Deferred tax assets:
Net operating loss carryforwards	$20,110	$15,741
Accruals and reserves	6,681	6,066
Credit carryforwards	4,433	4,710
Tax deductible intangibles	740	884
Gross deferred tax assets	31,964	27,401
Valuation allowance	(23,890)	(18,523)
Net deferred tax assets	8,074	8,878

Deferred tax liabilities	(852)	(793)

Total net deferred tax assets	$7,222	$8,085

Recorded as:
Current deferred tax assets	$809	$1,609
Non-current deferred tax assets	7,083	7,151
Non-current deferred tax liabilities	(670)	(675)
Total net deferred tax assets	$7,222	8,085

    The valuation allowance was $23.9 million and $18.5 million as of June 30, 2013 and July 1, 2012, respectively. The change in valuation allowance in fiscal 2013 and 2012 was an increase of $5.4 million and a decrease of $0.2 million, respectively.

    At June 30, 2013, the Company had approximately $40.9 million of federal and $61.8 million of state net operating loss carryforwards. The Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation that would cause the net operating losses to expire. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.  The federal net operating loss carryforwards will expire in year 2023 through 2033 and the California net operating loss carryforwards will expire in year 2018 through year 2033.

    As of June 30, 2013, approximately $16.4 million and $2.8 million of the federal and state net operating loss carryforwards resulted from exercises of employee stock options and vesting of restricted stock awards and units and have not been included in the Company’s gross deferred tax assets. The related unrealized tax benefit of approximately $5.9 million will be accounted for as a credit to stockholder’s equity if and when realized for tax purpose.

    As of June 30, 2013, the Company had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.9 million and $3.3 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California was $1.6 million and $0.1 million, respectively. The Company also had California Manufacturing Credit carryforwards of less than $0.1 million which will expire through year 2014. The federal research and development tax credit carryforwards will expire through year 2033. The California research and development credit carries forward indefinitely.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company's China subsidiaries have been granted tax holidays beginning in year 1999. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. Zhuhai FTZ Oplink's tax holiday expired on January 1, 2012.  Subsequently, the Company applied a preferential 15% tax rate available to high technology companies and received an approval for calendar year 2013 and 2012. In order to retain the preferential rate, the Company must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The Company believes it will continue to meet the requirements.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at June 27, 2010	$5,232
Increases related to tax positions taken during prior years	4,831
Increases related to tax positions taken during current year	1,063
Balance at July 3, 2011	11,126
Increases related to tax positions taken during prior years	5,848
Decreases related to tax positions taken during current year	(1,645)
Increases related to change in foreign exchange rate	238
Balance at July 1, 2012	15,567
Increases related to tax positions taken during prior years	296
Increases related to tax positions taken during current year	668
Increase related to change in foreign exchange rate	73
Balance at June 30, 2013	$16,604

    Included in the balance of unrecognized tax benefits at June 30, 2013 were $14.3 million of tax benefits that would impact the effective tax rate if recognized.

    The Company’s accounting policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of June 30, 2013 and July 1, 2012 were approximately $1.1 million and $0.8 million, respectively. The Company does not expect its unrecognized tax benefits will materially change during the next 12 months.

    Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, and China. The tax years 2005 to 2012 remain open in several jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently not under examination in any major taxing jurisdictions.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 – Stockholder’s Equity

Repurchase of Common Stock

    On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. As of June 30, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Note 13 – Commitments and Contingencies

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the consolidated balance sheet as disclosed in Note 10, is as follows (in thousands):

Balance at June 27, 2010	421
Accruals for warranties issued during the year	390
Adjustments related to pre-existing warranties including expirations and changes in estimates	(118)
Cost of warranty repair	(333)
Balance at July 3, 2011	360
Accruals for warranties issued during the year	203
Adjustments related to pre-existing warranties including expirations and changes in estimates	42
Cost of warranty repair	(245)
Balance at July 1, 2012	$360
Accruals for warranties issued during the year	152
Adjustments related to pre-existing warranties including expirations and changes in estimates	92
Cost of warranty repair	(244)
Balance at June 30, 2013	$360

Purchase Obligations

    Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 30, 2013 were $27.2 million, of which $27.0 million were due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Operating Leases

    The Company leases some facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company’s non-cancelable operating leases were as follows (in thousands):

Fiscal year
2014	$152
2015	43
$195

    Rent expense for all operating leases was approximately $0.4 million, $0.5 million and $0.4 million in fiscal 2013, 2012 and 2011, respectively.

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

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 – Segment

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

    The geographic breakdown of revenues by customers’ ship-to location was as follows (in thousands):

	Fiscal Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011
United States	$68,199	$60,847	$66,270
China	49,388	40,793	41,678
Europe	20,792	25,662	30,252
Japan	13,507	15,938	19,320
Other	31,514	31,688	41,283
Total revenues	$183,400	$174,928	$198,803

    The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	June 30, 2013	July 1, 2012

China	$34,640	$35,100
United States	6,420	5,825
Taiwan	6,627	4,467
Total	$47,687	$45,392

Note 15 – Employee Benefit Plan

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

    Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

    The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

    We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013 based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 30, 2013 and July 1, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 and the related financial statement schedule and our report dated September 13, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 13, 2013

Item 9B.  Other Information

    None.

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

    The information required by this item is incorporated by reference to the information set forth in the subsection entitled “Information Concerning the Nominees and Continuing Directors” in the section entitled “Election of Directors,” and in the subsections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Consideration of Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Corporate Governance and Information Regarding the Board and its Committees” in the proxy statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) to be filed with the SEC within 120 days after June 30, 2013, the end of our fiscal year. Information regarding our executive officers and directors is also included “Item 1. Business” of this Annual Report on Form 10-K is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

    The information required by this item is incorporated by reference to the information set forth in the section of our 2013 Proxy Statement entitled “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference to the information set forth in the sections of our 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated by reference to the information set forth in the section of our 2013 Proxy Statement entitled “Certain Relationships and Related Transactions”.

Item 14.  Principal Accountant Fees and Services

    The information required by this item is incorporated by reference to the information set forth in the in the section of our 2013 Proxy Statement entitled “Independent Auditors’ Fees” in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements. See “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules. See Schedule II, “Valuation and Qualifying Accounts,” included with this Annual Report.

3.Exhibits.  See “Exhibit Index” appearing at the end of this Annual Report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2013.

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

SIGNATURE	TITLE	DATE

/s/ Joseph Y. Liu	Chairman and Chief Executive Officer	September 13, 2013
Joseph Y. Liu	(Principal Executive Officer)

/s/ Shirley Yin	Chief Financial Officer	September 13, 2013
Shirley Yin	(Principal Financial and Accounting Officer)

/s/ Chieh Chang	Director	September 13, 2013
Chieh Chang

/s/ Tim Christoffersen	Director	September 13, 2013
Tim Christoffersen

/s/ Jesse W. Jack	Director	September 13, 2013
Jesse W. Jack

/s/ Hua Lee	Director	September 13, 2013
Hua Lee

Schedule II
Oplink Communications, Inc.
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charged (credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year ended June 30, 2013	$362	$41	$--	$403
Year ended July 1, 2012	$470	$(31)	$(77)	$362
Year ended July 3, 2011	$464	$6	$--	$470
Product returns and allowance
Year ended June 30, 2013	$186	$114	$--	$300
Year ended July 1, 2012	$438	$(125)	$(127)	$186
Year ended July 3, 2011	$541	$(119)	$(16)	$438

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

EXHIBIT INDEX

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Bylaws of the Registrant.
3.3	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.4	(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5	(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6	(6)	Amendment to Bylaws of the Registrant
4.1	(7)	Rights Agreement, dated as of March 18, 2002, between the Registrant and The Bank of New York.
10.1	(8)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between the Registrant and Zhuhai Bonded Area Management Committee.
10.2	(9)*	2000 Equity Incentive Plan.
10.3	(10)*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.4	(11)*	2009 Equity Incentive Plan.
10.5	(12)*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.6	(13)*	Form of Stock Option Amendment between the Registrant and its non-employee directors.
10.7	(14)*	Executive Corporate Event Agreement, dated March 21, 2003, between the Registrant and Joseph Y. Liu.
10.8	(15)*	Form of Executive Corporate Event Agreement for Executive Officers.
10.9	(16)*	First Amendment to Executive Corporate Event Agreement between the Registrant and Joseph Y. Liu.
10.9	(17)*	Form of First Amendment to Executive Corporate Event Agreement for Executive Officers.
10.9	(18)*	Form of Second Amendment to Executive Corporate Event Agreement for Executive Officers.
10.10	(19)*	Form of Notice of Grant of Stock Option under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.11	(20)*	Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Burr Pilger Mayer, Inc.
24.1		Power of Attorney is contained on the Signatures page.
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	**
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