Form 10-Q
period 2013-09-29
OPLINK COMMUNICATIONS INC
filed 2013-11-08
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of October 27, 2013, was 19,327,238.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 29,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$55,177	$65,014
Short-term investments	106,260	105,829
Accounts receivable, net	40,818	40,735
Inventories	35,996	30,028
Deferred tax assets	809	809
Prepaid expenses and other current assets	7,486	7,029
Total current assets	246,546	249,444

Property, plant and equipment, net	51,184	47,687
Long-term investments	12,579	3,307
Goodwill and acquired intangible assets, net	1,071	1,146
Deferred tax assets, non-current	7,158	7,083
Other assets	16,259	16,504
Total assets	$334,797	$325,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,989	$18,166
Accrued liabilities	14,872	12,782
Income tax payable	878	797
Total current liabilities	35,739	31,745

Income tax payable, non-current	8,468	8,196
Deferred tax liabilities, non-current	669	670
Other non-current liabilities	1,347	1,359
Total liabilities	46,223	41,970

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 19,324 and 19,141 shares issued and outstanding as of September 29, 2013 and June 30, 2013, respectively	19	19
Additional paid-in capital	434,783	433,522
Accumulated other comprehensive income	14,488	12,598
Accumulated deficit	(160,716)	(162,938)
Total stockholders’ equity	288,574	283,201
Total liabilities and stockholders’ equity	$334,797	$325,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended
	September 29, 2013	September 30, 2012
Revenues	$54,782	$44,884
Cost of revenues	37,085	28,254
Gross profit	17,697	16,630

Operating expenses:
Research and development	7,199	5,812
Sales and marketing	4,399	3,988
General and administrative	3,000	2,861
Amortization of acquired intangible assets	40	91
Net (gain) loss on sale and disposal of property and equipment	77	(7)
Total operating expenses	14,715	12,745

Operating income	2,982	3,885
Interest income and other, net	32	266
Income before provision for income taxes	3,014	4,151
Provision for income taxes	792	788
Net income	$2,222	$3,363

Net income per share:
Basic	$0.12	$0.18
Diluted	$0.11	$0.17

Weighted average shares:
Basic	19,239	19,080
Diluted	19,543	19,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended
	September 29, 2013	September 30, 2012
Net income	$2,222	$3,363
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	322	(135)
Change in net unrealized gain on investments, net	1,568	123
Other comprehensive income (loss), net	1,890	(12)
Comprehensive income	$4,112	$3,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
(in thousands)	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$2,222	$3,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,001	1,781
Amortization of acquired intangible assets	75	127
Stock-based compensation expense	2,077	1,986
Amortization of premium on investments	212	175
Net (gain) loss on sale and disposal of property and equipment	77	(7)
Excess tax benefits from stock-based compensation	--	(79)
Deferred income taxes	(74)	4
Changes in assets and liabilities:
Accounts receivable	(52)	(891)
Inventories	(5,841)	(27)
Prepayments and other assets	(192)	449
Accounts payable	1,789	(1,341)
Accrued liabilities and other liabilities	2,145	2,223
Net cash provided by operating activities	4,439	7,763

Cash flows from investing activities:
Purchases of available-for-sale investments	(47,419)	(48,087)
Sales and maturities of available-for-sale investments	48,371	34,725
Purchases of held-to-maturity investments	(9,288)	(244)
Proceeds from sales of property and equipment	51	12
Purchases of property and equipment	(5,502)	(1,416)
Net cash used for investing activities	(13,787)	(15,010)

Cash flows from financing activities:
Proceeds from issuance of common stock	620	1,180
Repurchases of common stock	--	(2,675)
Excess tax benefits from stock-based compensation	--	79
Tax withholdings related to net share settlements of restricted stock units	(1,147)	(956)
Net cash used for financing activities	(527)	(2,372)

Effect of exchange rates on cash and cash equivalents	38	(55)
Net decrease in cash and cash equivalents	(9,837)	(9,674)
Cash and cash equivalents at beginning of period	65,014	81,233
Cash and cash equivalents at end of period	$55,177	$71,559

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

Note 2 - Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2013, the results of its operations for the three month periods ended September 29, 2013 and September 30, 2012 and its cash flows for the three month periods ended September 29, 2013 and September 30, 2012. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The June 30, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period’s presentation.

    The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2014 and Fiscal 2013 are 52-week fiscal years.

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

    There have been no significant changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Note 3 - Recent Accounting Pronouncements

    In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company is currently assessing the impact of this new guidance.

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

	Three Months ended
	September 29, 2013	September 30, 2012
Numerator:
Net income	$2,222	$3,363

Denominator:
Weighted average common shares outstanding	19,239	19,080
Dilutive effect of employee stock options and restricted stock units	304	345
Weighted average common shares outstanding, assuming dilution	19,543	19,425

Net income per share:
Basic	$0.12	$0.18
Diluted	$0.11	$0.17

Anti-dilutive stock options and awards not included in net income per share calculation	1,768	1,290

Note 5 – Accumulated Other Comprehensive Income

    The changes in accumulated other comprehensive income by component and related tax effects during the three months ended September 29, 2013 were as follows:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustment	Total
Balance, June 30, 2013	$(4,149)	$16,747	$12,598
Other comprehensive income before reclassification	1,568	322	1,890
Amounts reclassified from accumulated other comprehensive income	--	--	--
Other comprehensive income, net	1,568	322	1,890
Balance, September 29, 2013	$(2,581)	$17,069	$14,488

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

Investments at September 29, 2013 and June 30, 2013 were as follows (in thousands):

	September 29, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$31,972	$13	$--	$31,985
Corporate commercial paper	41,323	--	--	41,323
Publicly traded equity securities	7,053	--	(2,592)	4,461
Corporate debt securities	11,225	1	(4)	11,222
Certificates of deposit	3,574	--	--	3,574
U.S. Government agency securities	3,000	1	--	3,001
Held-to-maturity:
Corporate debt securities	10,694	2	(5)	10,691
Total short-term investments	$108,841	$17	$(2,601)	$106,257

Long-term investments:
Held-to-maturity:
U.S. Government agency securities	$3,996	$8	$--	$4,004
Corporate debt securities	8,583	3	(12)	8,574
Total long-term investments	$12,579	$11	$(12)	$12,578
Total investments	$121,420	$28	$(2,613)	$118,835

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments:	Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$35,979	$4	$(1)	$35,982
Corporate commercial paper	31,986	--	--	31,986
Publicly traded equity securities	7,053	--	(4,129)	2,924
Corporate debt securities	9,948	--	(23)	9,925
Certificates of deposit	5,304	--	--	5,304
Held-to-maturity:
Corporate debt securities	19,708	4	(27)	19,685
Total short-term investments	$109,978	$8	$(4,180)	$105,806

Long-term investments:
Held-to-maturity:
Corporate debt securities	$3,307	$--	$(8)	$3,299
Total long-term investments	$3,307	$--	$(8)	$3,299

Total investments	$113,285	$8	$(4,188)	$109,105

The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates and fluctuations in stock prices of the Company’s publicly traded equity securities.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.  The Company did not recognize any impairment loss during the three months ended September 29, 2013 and September 30, 2012, respectively.

    The following tables show the gross unrealized losses and fair value of the Company’s investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 29, 2013
	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Corporate debt securities	$8,775	(4)
Publicly traded equity securities	4,461	(2,592)
Held-to-maturity:
Corporate debt securities	9,261	(5)
Total short-term investments	22,497	(2,601)
Held-to-maturity:
Corporate debt securities	6,092	(12)
Total long-term investments	6,092	(12)
Total investments	$28,589	$(2,613)

	June 30, 2013
	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Corporate debt securities	$9,926	(23)
United States Treasury	9,991	(1)
Publicly traded equity securities	2,924	(4,129)
Held-to-maturity:
Corporate debt securities	10,248	(27)
Total short-term investments	33,089	(4,180)
Held-to-maturity:
Corporate debt securities	3,299	(8)
Total long-term investments	3,299	(8)
Total investments	$36,388	$(4,188)

As of September 29, 2013 and June 30, 2013, there were no individual securities that had been in a continuous loss position for 12 months or longer.

    The amortized cost and estimated fair value of debt securities at September 29, 2013 and June 30, 2013 by contractual maturities are shown below (in thousands):

	September 29, 2013		June 30, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available-for-sale investments:
Due in one year or less	$98,147	$95,566	$83,217	$83,197
Total available-for-sale investments	$98,147	$95,566	$83,217	$83,197

Held-to-maturity investments:
Due in one year or less	$10,694	$10,691	$19,708	$19,685
Due in one year to five years	12,579	12,578	3,307	3,299
Total held-to-maturity investments	$23,273	$23,269	$23,015	$22,984

Total investments	$121,420	$118,835	$106,232	$106,181

Non-Marketable Equity Securities

    The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company’s non-marketable equity securities was $4.3 million, and was classified within other assets on the Company’s condensed consolidated balance sheets as of September 29, 2013 and June 30, 2013.  The Company did not recognize any impairment loss during the three months ended September 29, 2013 and September 30, 2012, respectively.

Note 8 - Fair Value Measurements

    Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:

   ●Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

   ●Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

   ●Level 3 inputs are unobservable inputs for the asset or liability.

    The Company’s Level 1 financial assets generally include money market funds and publicly traded equity securities. The Company’s Level 2 financial assets generally include United States Treasury securities, United States Government agency debt securities, certificates of deposit, commercial paper, and corporate debt securities.

    The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company’s investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company’s investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three months ended September 29, 2013.

    The following table presents the Company’s financial assets which were measured at fair value on a recurring basis at September 29, 2013 and June 30, 2013 (in thousands):

	September 29, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$24,213	$--	$24,213
Short-term investments:
Publicly traded equity securities	4,461	--	4,461
Corporate commercial paper	--	41,323	41,323
U.S. Treasury securities	--	31,985	31,985
U.S. Government agency securities		3,001	3,001
Certificates of deposit	--	3,574	3,574
Corporate debt securities	--	11,222	11,222
Total financial assets	$28,674	$91,105	$119,779

	June 30, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$29,112	$--	$29,112
Corporate commercial paper	--	4,999	4,999
Short-term investments:
Publicly traded equity securities	2,924	--	2,924
Corporate commercial paper	--	31,986	31,986
U.S. Treasury securities	--	35,982	35,982
Certificates of deposit	--	5,304	5,304
Corporate debt securities	--	9,925	9,925
Total financial assets	$32,036	$88,196	$120,232

    As of September 29, 2013 and June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the three months ended September 29, 2013 and June 30, 2013.

Note 9 – Balance Sheet Components (in thousands)

	September 29, 2013	June 30, 2013
Inventories, net:
Raw materials	$23,502	$22,017
Work-in-process	9,880	6,672
Finished goods	2,614	1,339
	$35,996	$30,028
Property, plant and equipment, net:
Production and engineering equipment	$67,567	$66,382
Computer hardware and software	8,331	7,995
Building and leasehold improvements	35,654	34,248
Land	6,136	6,125
Construction in progress	727	590
	118,415	115,340
Less: Accumulated depreciation	(67,231)	(67,653)
	$51,184	$47,687
Other assets:
Long term deposit	$3,845	$3,880
Investments in privately held companies	4,274	4,274
Technology license	252	269
Deferred income tax charge	6,667	6,897
Other	1,221	1,184
	$16,259	$16,504
Accrued liabilities:
Payroll and related expenses	$8,016	$6,548
Employee withholdings and related expenses	1,063	483
Accrued professional fees	593	1,058
Accrued sales commission	645	539
Accrued product returns and allowance	208	300
Advance deposits from customers	242	268
Accrued warranty	260	360
Other	3,845	3,226
	$14,872	$12,782

Note 10 - Goodwill and Acquired Intangible Assets, Net

    The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of September 29, 2013 and June 30, 2013. During the three months ended September 29, 2013 and September 30, 2012, there were no indicators of impairment for the goodwill.

    The following table presents details of the intangible assets acquired as a result of acquisitions as of September 29, 2013 and June 30, 2013 (in thousands):

	Estimated
	Useful Life	Gross	Accumulated
September 29, 2013	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,210	$382
Customer relationships	3-7	5,671	5,578	93
Trade name	3-6	1,775	1,751	24
Total		$17,038	$16,539	$499

	Estimated
	Useful Life	Gross	Accumulated
June 30, 2013	(in Years)	Amount	Amortization	Net
Technology	4-6	$9,592	$9,171	$421
Customer relationships	3-7	5,671	5,571	100
Trade name	3-6	1,775	1,722	53
Total		$17,038	$16,464	$574

    The following table presents details of the amortization expense of acquired intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Cost of revenues	$35	$36
Operating expenses	40	91
Total	$75	$127

    Based on the purchased intangible assets recorded at September 29, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2014	$171
2015	177
2016	87
2017	32
2018	14
After 2018	18
$499

Note 11 - Stock-Based Compensation

    Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the employee’s requisite service period. The Company’s stock-based compensation is generally accounted for as an equity instrument.

    The following table represents details of stock-based compensation expense by function line item for the three months ended September 29, 2013 and September 30, 2012 (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Cost of revenues	$108	$123
Research and development	409	381
Sales and marketing	626	776
General and administrative	934	706
Total stock-based compensation expense	$2,077	$1,986

Stock-based compensation of $8,000 was capitalized as inventory as of September 29, 2013 and September 30, 2012.

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

Valuation Assumptions

    The Company estimates the fair value of stock options and purchase rights under the Company’s employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 29, 2013	September 30, 2012
Risk-free interest rate	1.3%	0.62%
Expected term	4.6 years	4.6 years
Expected dividends	0%	0%
Volatility	40%	45%
Weighted average grant-date fair value	$7.21	$6.22

    No purchase rights were granted under the Company’s employee stock purchase plan during the three months ended September 29, 2013 and September 30, 2012.

    The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

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

    The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
			Weighted	Restricted	Weighted
	Shares	Number of	Average	Stock	Average
	Available	Options	Exercise	Awards/Units	Grant Date
(in thousands, except per share data)	for Grant	Outstanding	Price	Outstanding	Fair Value
Balance, June 30, 2013	1,141	2,156	$16.92	319	$16.29
Granted	(587)	21	20.58	435	20.58
Exercised or vested	--	(43)	14.28	(208)	15.97
Canceled	13	(10)	17.41	(2)	20.58
Balance, September 29, 2013	567	2,124	$17.01	544	$19.83

    The Company settles employee stock option exercises and RSUs with newly issued common shares.

    As of September 29, 2013, the unrecognized stock-based compensation expense related to stock options to purchase the Company’s common stock was $3.7 million, which is expected to be recognized over a weighted average period of 2.9 years. The unrecognized stock-based compensation expense related to unvested RSUs was $9.0 million, which is expected to be recognized over a weighted average period of 3.4 years.

    A majority of the vested restricted stock units were net share settled. During the three months ended September 29, 2013 and September 30, 2012, the Company withheld 0.1 million shares, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the relevant taxing authorities were $1.1 million and $1.0 million for the three months ended September 29, 2013 and September 30, 2012, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

    The Company’s employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended September 29, 2013 and September 30, 2012. As of September 29, 2013, 1.3 million shares were available for issuance under the Company’s employee stock purchase plan.

Note 12 - Repurchase of Common Stock

    On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. No shares were repurchased under the program during the three months ended September 29, 2013.  As of September 29, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

    Changes in the warranty liability, which is included as a component of “Accrued liabilities” on the condensed consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

	Three months ended
	September 29, 2013	September 30, 2012
Balance as of beginning of period	$360	$360
Accruals for warranties issued during the period	71	59
Adjustments related to pre-existing warranties including expirations and changes in estimates	(95)	(11)
Cost of warranty repair	(76)	(48)
Balance as of end of period	$260	$360

Contractual Obligations

    Contractual obligations as of September 29, 2013 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$20,169	$19,973	$196	$--	$--
Operating leases	221	185	36	--	--
Capital expenditures	6,840	6,784	56	--	--
Total	$27,230	$26,942	$288	$--	$--

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

    The geographic breakdown of revenues by customers’ ship-to location was as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Revenues:
United States	$24,442	$15,198
China	11,331	12,872
Europe	6,550	4,873
Japan	3,734	3,527
Other	8,725	8,414
Total	$54,782	$44,884

    The Company’s top five customers, although not the same five customers, together accounted for 52% and 51% of revenues for the three months ended September 29, 2013 and September 30, 2012, respectively.

    The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	September 29, 2013	June 30, 2013
China	$37,020	$34,640
United States	7,218	6,420
Taiwan	6,946	6,627
Total	$51,184	$47,687

Note 15 - Income Taxes

    The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for net operating losses and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.  The Company continues to monitor the likelihood that it will be able to recover its deferred tax assets.  If recovery is not likely, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets.

    The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

    As of September 29, 2013, the Company’s total unrecognized tax benefits were $16.8 million, of which $14.5 million, if recognized, would affect the Company’s effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million as of September 29, 2013.

    The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.8 million for the three months ended September 29, 2013 and September 30, 2012, respectively. The effective tax rate for the three months ended September 29, 2013 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

    The Company is currently under a tax audit by the California Franchise Tax Board for its fiscal years 2008 through 2011. The audit is in process and the outcome of the audit cannot be predicted at this time.

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

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, related financial information and Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”).

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

    As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 29, 2013 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC. Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Revenues

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
Revenues	$54,782	$44,884	$9,898	22.1%

    The increase in revenues for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 was primarily due to an increase in revenues in our routing and switching products as a result of increased unit shipments.  In addition, revenues from our transmission products increased as a result of the ramp up of new products.  Partially offsetting these increases was a decrease in revenues in amplifier and multiplexing products and as a result of lower unit shipments in the three months ended September 29, 2013 compared to the three months ended September 30, 2012.

    Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 52% and 51% of revenues for the three months ended September 29, 2013 and September 30, 2012, respectively.

    For the three months ending December 29, 2013, we expect our revenues to be in the range of $47 million to $51 million.

Gross Profit

(In thousands, except percentages)				Percentage
	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
Gross profit	$17,697	$16,630	$1,067	6.4%
Gross profit margin	32.3%	37.1%

    Gross profit increased for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 primarily due to higher revenues partially offset by higher direct material costs and increased labor costs. The gross profit for the three months ended September 29, 2013 and September 30, 2012 was positively impacted by sales of previously reserved inventory of $0.6 million and $1.0 million.

    Our gross profit margin decreased for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 primarily due to higher material costs as a percentage of revenues and higher labor costs as a percentage of revenues, partially offset by lower manufacturing overhead expenses as a percentage of revenues.

    We expect our gross profit margin for the three months ending December 29, 2013 to decrease compared to the three months ended September 29, 2013.

Research and Development (R&D)

				Percentage
(in thousands, except percentages)	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
Research and development	$6,790	$5,431	$1,359	25.0%
Stock-based compensation	409	381	28	7.3%
Total expenses	$7,199	$5,812	$1,387	23.9%

    Research and development expenses increased $1.4 million for the three months ended September 29, 2013 compared to the three months ended September 30, 2012. The increase was primarily due to higher salary expenses and other employee related compensation expenses associated with increases in headcount.  In addition, R&D material and consulting expenses increased primarily attributable to new product development activities.

    We expect our research and development expenses, excluding stock-based compensation expense, to remain at the same level for the three months ending December 29, 2013 compared to the three months ended September 29, 2013 as a result R&D material spending related to new product development projects.

Sales and Marketing

				Percentage
(in thousands, except percentages)	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
Sales and marketing	$3,773	$3,212	$561	17.5%
Stock-based compensation	626	776	(150)	(19.3)%
Total expenses	$4,399	$3,988	$411	10.3%

    Sales and marketing expenses increased $0.4 million for the three months ended September 29, 2013 compared to the three months ended September 30, 2012. The increase was primarily due to increases in salary and other employee related compensation expenses as a result of an increase in headcount.  In addition, commission expense increased as a result of higher revenue.

    We expect our sales and marketing expenses, excluding stock-based compensation expense, to remain at the same level for the three months ending December 29, 2013 compared to the three months ended September 29, 2013.

General and Administrative

				Percentage
(in thousands, except percentages)	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
General and administrative	$2,066	$2,155	$(89)	(4.1	% )
Stock-based compensation	934	706	228	32.3%
Total expenses	$3,000	$2,861	$139	4.9%

    General and administrative expenses increased $0.1 million for the three months ended September 29, 2013 compared to the three months ended September 30, 2012. The increase was primarily due to an increase in stock-based compensation as a result of additional grants in the three months ended September 29, 2013 partially offset by lower legal expense.

    We expect our general and administrative expenses, excluding stock-based compensation expense, to remain at the same level for the three months ending December 29, 2013 compared to the three months ended September 29, 2013.

Interest and Other Income, Net

				Percentage
(in thousands, except percentages)	Three Months Ended		Change	Change
	September 29, 2013	September 30, 2012
Interest income and other, net	$32	$266	$(234)	(88.0)%

    Interest and other income, net decreased $0.2 million for the three months ended September 29, 2013 compared to the three months ended September 30, 2012.   The decrease was primarily attributable to a gain recognized related to sales of marketable equity securities during the three months ended September 30, 2012 while we had no such gain in the three months ended September 29, 2013.  In addition, we had a foreign currency loss during the three months ended September 29, 2013 compared to a foreign currency gain during the three months ended September 30, 2012.

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

    We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $0.8 million for the three months ended September 29, 2013 and September 30, 2012, respectively. The effective tax rate for the three months ended September 29, 2013 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

    Although we files U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2005 to 2012 remain open in several jurisdictions.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through issuances of equity.  As of September 29, 2013, we had cash, cash equivalents and short-term and long-term investments of $174.0 million and working capital of $210.8 million.

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

Three Months Ended September 29, 2013

    Our operating activities provided cash of $4.4 million in the three months ended September 29, 2013, a decrease of $3.3 million, compared to the three months ended September 30, 2012.   The net cash provided by operating activities in the three months ended September 29, 2013 was primarily attributable to a net income of $2.2 million adjusted by non-cash charges of $4.4 million, partially offset by a decrease in working capital of $2.2 million.  Non-cash charges in the three months ended September 29, 2013 included $2.1 million in depreciation and amortization and $2.1 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in inventory of $5.8 million, partially offset by an increase in accrued liabilities and other liabilities of $2.1 million and an increase in accounts payable of $1.8 million.

    The increase in inventory in the three months ended September 29, 2013 was primarily attributable to an increase in material purchases in anticipation of future revenue increase.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

    The increase in accrued liabilities and other liabilities in the three months ended September 29, 2013 was primarily due to increases in salary payable and business taxes payable in China and employee withholding related to our employee stock purchase plan.

    The increase in accounts payable in the three months ended September 29, 2013 was due to a timing of payments to our vendors and an increase in our inventory purchases.

    Our investing activities used cash of $13.8 million in the three months ended September 29, 2013 primarily due to purchases of investments of $56.7 million, partially offset by cash proceeds from sales and maturities of investments of $48.4 million.  In addition, we used $5.5 million to purchase property and equipment.  We expect net capital expenditures to be approximately $15 million in fiscal 2014. This estimate includes $5.5 million net capital expenditures in the three months ended September 29, 2013.

    Our financing activities used cash of $0.5 million in the three months ended September 29, 2013 due to $1.1 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $0.6 million in proceeds from issuance of common stock in connection with the exercise of stock options.

Three Months Ended September 30, 2012

    Our operating activities provided cash of $7.8 million in the three months ended September 30, 2012, a decrease of $0.3 million, compared to the three months ended October 2, 2011.   The net cash provided by operating activities in the three months ended September 30, 2012 was primarily attributable to a net income of $3.4 million adjusted by non-cash charges of $4.0 million and changes in net working capital of $0.4 million.  Non-cash charges in the three months ended September 30, 2012 included $1.9 million in depreciation and amortization and $2.0 million in stock-based compensation expense.  Net cash provided by working capital related items was  primarily driven by an increase in accrued liability and others of $2.2 million and  a decrease in prepaid expense and other current assets of $0.4 million, partially offset by an increase in accounts receivable of $0.9 million and a decrease in accounts payable of $1.3 million.

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

    A decrease in accounts payable in the three months ended September 30, 2012 was due to a timing of payments to our vendors and a lower level of inventory purchases.

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

Off-Balance Sheet Arrangements

    As of September 29, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncement

    For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 3 - Recent Accounting Pronouncement” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations

    Contractual obligations as of September 29, 2013 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$20,169	$19,973	$196	$--	$--
Operating leases	221	185	36	--	--
Capital expenditures	6,840	6,784	56	--	--
Total	$27,230	$26,942	$288	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure

    The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of September 29, 2013 and June 30, 2013, the gross unrealized losses on our debt securities classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of September 29, 2013 and June 30, 2013 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment in debt securities:

(in thousands, except percentages)	Carrying Value at September 29, 2013	Average Rate of Return at September 29, 2013	Carrying Value at June 30, 2013	Average Rate of Return at June 30, 2013
Investment Securities:		(Annualized)		(Annualized)
Cash equivalents - variable rate	$24,157	0.03%	$26,080	0.03%
Cash equivalents - fixed rate	56	0.01%	8,031	0.05%
Short-term investments - fixed rate	101,799	0.24%	102,905	0.31%
Long-term investments - fixed rate	12,579	0.46%	3,307	0.50%
Total	$138,591		$140,323

Foreign Currency Exchange Rate Exposure

    We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi (“RMB”). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 29, 2013 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

    We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries’ financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three months ended September 29, 2013 and September 30, 2012.

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

Equity price risk

    We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $4.5 million at September 29, 2013. The gross unrealized loss related to our publicly traded equity securities was $2.6 and $4.1 million as of September 29, 2013 and June 30, 2013, respectively. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We have evaluated these investments as of September 29, 2013 and June 30, 2013 and have determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock price of our publicly traded equity securities as of September 29, 2013 are as follows (in thousands):

		Valuation of Securities Given An x% Decrease in Each Stock's Price
	Fair Value	(30%)	(20%)	(10%)
As of September 29, 2013
Publicly traded equity securities	$4,461	$3,123	$3,569	$4,015

    The privately held companies in which we invested are in the startup or development stage. These investments are inherently risky because the market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of the investments in privately held companies is based on the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. As of September 29, 2013 and June 30, 2013, the aggregate cost of investments in privately held companies was $4.3 million, and was included in other assets on our condensed consolidated balance sheets.

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

PART II.  OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

    None

Item 1A—RISK FACTORS

    Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Our sales to data communications customers have been increasing as a percentage of our overall sales, which may result in more volatility in our quarterly revenue and net income.

    Our sales to data communications (“datacom”) customers have been increasing as a percentage of our overall sales.  Demand from datacom customers, in our experience, tends to fluctuate to a greater degree than demand from our traditional telecommunications (“telecom”) customers.  Our datacom customers are typically the end-users of our products, and their purchases are often be driven by a single project.  This can result in strong demand followed by a sharp decrease once the project is completed, or if the project is delayed.  In contrast, telecom demand tends to be driven by the capital expenditure plans of the large telecom carriers as they build out and upgrade their network infrastructure, and therefore tends to be longer term in nature.  Moreover, our telecom customers typically sell to multiple end-users (carriers), which can also flatten demand fluctuations from single customers.  Strong fluctuations in demand from our customers can lead to volatility in our revenue, margins, net income and the price of our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

    On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, we repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. No shares were repurchased under the program during the three months ended September 29, 2013.  As of September 29, 2013, approximately $23.7 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

OPLINK COMMUNICATIONS, INC.
Date: November 8, 2013	/S/ Shirley Yin Shirley Yin Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No. [Missing Graphic Reference]		Description [Missing Graphic Reference]
31.1		Certification of Chief Executive Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	*
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