Form 10-Q
period 2013-12-29
OPLINK COMMUNICATIONS INC
filed 2014-02-07
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of January 26, 2014, was 19,390,186.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	December 29, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$56,252	$65,014
Short-term investments	103,867	105,829
Accounts receivable, net	31,429	40,735
Inventories	40,507	30,028
Deferred tax assets	810	809
Prepaid expenses and other current assets	7,454	7,029
Total current assets	240,319	249,444

Property, plant and equipment, net	53,850	47,687
Long-term investments	16,083	3,307
Goodwill and acquired intangible assets, net	1,011	1,146
Deferred tax assets, non-current	7,269	7,083
Other assets	16,274	16,504
Total assets	$334,806	$325,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,566	$18,166
Accrued liabilities	14,496	12,782
Income tax payable	669	797
Total current liabilities	29,731	31,745

Income tax payable, non-current	8,783	8,196
Deferred tax liabilities, non-current	669	670
Other non-current liabilities	1,322	1,359
Total liabilities	40,505	41,970

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 19,380 and 19,141 shares issued and outstanding as of December 29, 2013 and June 30, 2013, respectively	19	19
Additional paid-in capital	436,692	433,522
Accumulated other comprehensive income	17,022	12,598
Accumulated deficit	(159,432)	(162,938)
Total stockholders' equity	294,301	283,201
Total liabilities and stockholders' equity	$334,806	$325,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues	$50,433	$45,099	$105,215	$89,983
Cost of revenues	34,487	28,570	71,572	56,824
Gross profit	15,946	16,529	33,643	33,159

Operating expenses:
Research and development	7,117	6,086	14,316	11,898
Sales and marketing	4,447	3,710	8,846	7,698
General and administrative	2,621	2,535	5,621	5,396
Amortization of acquired intangible assets	24	91	64	182
Net (gain) loss on sale and disposal of property and equipment	96	(5)	173	(12)
Total operating expenses	14,305	12,417	29,020	25,162

Operating income	1,641	4,112	4,623	7,997
Interest income and other, net	20	412	52	678
Income before provision for income taxes	1,661	4,524	4,675	8,675
Provision for income taxes	378	1,068	1,170	1,856
Net income	$1,283	$3,456	$3,505	$6,819

Net income per share:
Basic	$0.07	$0.18	$0.18	$0.36
Diluted	$0.07	$0.18	$0.18	$0.35

Weighted average shares:
Basic	19,363	19,107	19,301	19,093
Diluted	19,534	19,277	19,556	19,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income	$1,283	$3,456	$3,505	$6,819
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	702	909	1,024	774
Change in net unrealized gain (loss) on investments, net	1,832	(2,936)	3,400	(2,813)
Other comprehensive income (loss), net	2,534	(2,027)	4,424	(2,039)
Comprehensive income	$3,817	$1,429	$7,929	$4,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$3,505	$6,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,128	3,593
Amortization of acquired intangible assets	135	254
Stock-based compensation expense	3,301	3,080
Amortization of premium on investments	412	338
Net (gain) loss on sale and disposal of property and equipment	173	(12)
Excess tax benefits from stock-based compensation	--	(153)
Deferred income taxes	(177)	6
Changes in assets and liabilities:
Accounts receivable	9,385	(6,202)
Inventories	(10,091)	277
Prepayments and other assets	(45)	356
Accounts payable	(3,851)	(686)
Accrued liabilities and other liabilities	2,227	2,485
Net cash provided by operating activities	9,102	10,155

Cash flows from investing activities:
Acquisition of business, net	--	(1,090)
Purchases of available-for-sale investments	(61,633)	(65,077)
Sales and maturities of available-for-sale investments	74,086	54,561
Purchases of held-to-maturity investments	(20,246)	(5,246)
Purchases of investment in privately held company	(100)	--
Proceeds from sales of property and equipment	59	12
Purchases of property and equipment	(9,986)	(8,324)
Net cash used for investing activities	(17,820)	(25,164)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,468	2,107
Repurchases of common stock	(158)	(8,321)
Excess tax benefits from stock-based compensation	--	153
Tax withholdings related to net share settlements of restricted stock units	(1,440)	(965)
Net cash used for financing activities	(130)	(7,026)

Effect of exchange rates on cash and cash equivalents	86	91
Net decrease in cash and cash equivalents	(8,762)	(21,944)
Cash and cash equivalents at beginning of period	65,014	81,233
Cash and cash equivalents at end of period	$56,252	$59,289

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

The Company offers its customers design, integration and optical manufacturing solutions ("OMS") for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based upon a customer's specific product design and specifications. The Company also offers solutions with lower levels of component integration for customers that place more value on flexibility than would be provided with turnkey solutions.

The Company's product portfolio also includes optical transmission products that broaden the addressable markets as well as the range of solutions that the Company can now offer its customers. The Company's transmission products consist of a comprehensive line of high-performance fiber optic modules, including fiber optic transmitters, receivers, transceivers, and transponders, primarily for use in metropolitan area network ("MAN"), local area network ("LAN"), and fiber-to-the-home ("FTTH") applications. Fiber optic modules are the integration of pre-assembled components that are used to build network equipment. The Company's transmission products convert data signals between optical domain and electronic domain, thereby facilitating the transmission of information over fiber optic communication networks.

The Company has also a new business division, Oplink Security, which has developed and is selling wireless security systems for homes and small businesses that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. The goal of Oplink Security is to offer simple, affordable, easy-to-use security systems that can give users the peace of mind that comes with staying connected to their home or business and the things they care about most. The Oplink Security division has no meaningful revenue to date. Please see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors, for more information.

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP.") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 29, 2013, the results of its operations for the three and six month periods ended December 29, 2013 and December 30, 2012 and its cash flows for the six month periods ended December 29, 2013 and December 30, 2012. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The June 30, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period's presentation.

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

There have been no significant changes in the Company's significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Note 3 - Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company is currently assessing the impact of this new guidance.

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

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Numerator:
Net income	$1,283	$3,456	$3,505	$6,819

Denominator:
Weighted average common shares outstanding	19,363	19,107	19,301	19,093
Dilutive effect of employee stock options and restricted stock units	171	170	255	302
Weighted average common shares outstanding, assuming dilution	19,534	19,277	19,556	19,395

Net income per share:
Basic	$0.07	$0.18	$0.18	$0.36
Diluted	$0.07	$0.18	$0.18	$0.35

Anti-dilutive stock options and awards not included in net income per share calculation	2,040	1,766	1,896	1,529

Note 5 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component during the six months ended  December 29, 2013 were as follows:

	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Adjustment	Total
As of June 30, 2013	$(4,149)	$16,747	$12,598
Other comprehensive income before reclassification	3,400	1,024	4,424
Amounts reclassified from accumulated other comprehensive income	--	--	--
Other comprehensive income, net	3,400	1,024	4,424
As of December 29, 2013	$(749)	$17,771	$17,022

Note 6 - Cash and Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents consist primarily of money market funds and corporate commercial paper.

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

Investments at December 29, 2013 and June 30, 2013 were as follows (in thousands):

	December 29, 2013
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$31,982	$6	$--	$31,988
Corporate commercial paper	34,874	--	--	34,874
Publicly traded equity securities	7,053	--	(758)	6,295
Corporate debt securities	11,431	3	(1)	11,433
Certificates of deposit	3,637	--	--	3,637
U.S. Government agency securities	3,000	--	--	3,000
Held-to-maturity:
Corporate debt securities	12,640	2	(10)	12,632
Total short-term investments	104,617	11	(769)	103,859

Long-term investments:
Held-to-maturity:
U.S. Government agency securities	3,996	3	--	3,999
Corporate debt securities	12,087	2	(21)	12,068
Total long-term investments	16,083	5	(21)	16,067
Total investments	$120,700	$16	$(790)	$119,926

	June 30, 2013
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$35,979	$4	$(1)	$35,982
Corporate commercial paper	31,986	--	--	31,986
Publicly traded equity securities	7,053	--	(4,129)	2,924
Corporate debt securities	9,948	--	(23)	9,925
Certificates of deposit	5,304	--	--	5,304
Held-to-maturity:
Corporate debt securities	19,708	4	(27)	19,685
Total short-term investments	109,978	8	(4,180)	105,806

Long-term investments:
Held-to-maturity:
Corporate debt securities	3,307	--	(8)	3,299
Total long-term investments	3,307	--	(8)	3,299

Total investments	$113,285	$8	$(4,188)	$109,105

The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates and fluctuations in stock prices of the Company's publicly traded equity securities.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.  The Company did not recognize any impairment loss during the three and six months ended December 29, 2013 and December 30, 2012, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 29, 2013
	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$4,203	$(1)	$--	$--	$4,203	$(1)
Public company equity securities	--	--	6,295	(758)	6,295	(758)
Held-to-maturity:
Corporate debt securities	9,203	(10)	--	--	9,203	(10)
Total short-term investments	13,406	(11)	6,295	(758)	19,701	(769)
Held-to-maturity:
Corporate debt securities	10,925	(21)	--	--	10,925	(21)
Total long-term investments	10,925	(21)	--	--	10,925	(21)
Total investments	$24,331	$(32)	$6,295	$(758)	$30,626	$(790)

	June 30, 2013
	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Corporate commercial paper	$9,926	$(23)	$--	$--	$9,926	$(23)
United States Treasury	9,991	(1)	--	--	9,991	(1)
Public company equity securities	2,924	(4,129)	--	--	2,924	(4,129)
Held-to-maturity:
Corporate debt securities	10,248	(27)	--	--	10,248	(27)
Total short-term investments	33,089	(4,180)	--	--	33,089	(4,180)
Held-to-maturity:
Corporate debt securities	3,299	(8)	--	--	3,299	(8)
Total long-term investments	3,299	(8)	--	--	3,299	(8)
Total investments	$36,388	$(4,188)	$--	$--	$36,388	$(4,188)

The amortized cost and estimated fair value of debt securities at December 29, 2013 and June 30, 2013 by contractual maturities are shown below (in thousands):

	December 29, 2013		June 30, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale investments:
Due in one year or less	$84,924	$84,932	$83,217	$83,197
Total available-for-sale investments	$84,924	$84,932	$83,217	$83,197

Held-to-maturity investments:
Due in one year or less	$12,640	$12,632	$19,708	$19,685
Due in one year to five years	16,083	16,067	3,307	3,299
Total held-to-maturity investments	$28,723	$28,699	$23,015	$22,984

Total investments	$113,647	$113,631	$106,232	$106,181

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company's non-marketable equity securities was $4.4 million and $4.3 million as of December 29, 2013 and June 30, 2013, respectively, and was classified within other assets on the Company's condensed consolidated balance sheets .  The Company did not recognize any impairment loss during the three and six months ended December 29, 2013 and December 30, 2012, respectively.

Note 8 - Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the fair value hierarchy which has the following three levels of inputs to measure fair value:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

·	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

·	Level 3 inputs are unobservable inputs for the asset or liability.

The Company's Level 1 financial assets generally include money market funds and publicly traded equity securities. The Company's Level 2 financial assets generally include United States Treasury securities, United States Government agency debt securities, certificates of deposit, commercial paper, and corporate debt securities.

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company's investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company's investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three and six months ended December 29, 2013.

The following table presents the Company's financial assets which were measured at fair value on a recurring basis at December 29, 2013 and June 30, 2013 (in thousands):

	December 29, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$25,090	$--	$25,090
Short-term investments:
Publicly traded equity securities	6,295	--	6,295
Corporate commercial paper	--	34,874	34,874
U.S. Treasury securities	--	31,988	31,988
U.S. Government agency securities		3,000	3,000
Certificates of deposit	--	3,637	3,637
Corporate debt securities	--	11,433	11,433
Total financial assets	$31,385	$84,932	$116,317

	June 30, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$29,112	$--	$29,112
Corporate commercial paper	--	4,999	4,999
Short-term investments:
Publicly traded equity securities	2,924	--	2,924
Corporate commercial paper	--	31,986	31,986
U.S. Treasury securities	--	35,982	35,982
Certificates of deposit	--	5,304	5,304
Corporate debt securities	--	9,925	9,925
Total financial assets	$32,036	$88,196	$120,232

 As of December 29, 2013 and June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the six months ended December 29, 2013 and the twelve months ended June 30, 2013.

Note 9 – Balance Sheet Components (in thousands)

	December 29, 2013	June 30, 2013
Inventories, net:
Raw materials	$26,787	$22,017
Work-in-process	8,813	6,672
Finished goods	4,907	1,339
	$40,507	$30,028
Property, plant and equipment, net:
Production and engineering equipment	$69,752	$66,382
Computer hardware and software	8,528	7,995
Building and leasehold improvements	36,003	34,248
Land	6,187	6,125
Construction in progress	827	590
	121,297	115,340
Less: Accumulated depreciation	(67,447)	(67,653)
	$53,850	$47,687
Other assets:
Long term deposit	$3,896	$3,880
Investments in privately held companies	4,370	4,274
Technology license	238	269
Deferred income tax charge	6,437	6,897
Other	1,333	1,184
	$16,274	$16,504
Accrued liabilities:
Payroll and related expenses	$8,158	$6,548
Employee withholdings and related expenses	537	483
Accrued professional fees	664	1,058
Accrued sales commission	645	539
Accrued product returns and allowance	208	300
Advance deposits from customers	280	268
Accrued warranty	260	360
Other	3,744	3,226
	$14,496	$12,782

Note 10 - Goodwill and Acquired Intangible Assets, Net

The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of December 29, 2013 and June 30, 2013. During the three and six months ended December 29, 2013 and December 30, 2012, there were no indicators of impairment for the goodwill.

The following table presents details of the intangible assets acquired as a result of acquisitions as of December 29, 2013 and June 30, 2013 (in thousands):

December 29, 2013	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,239	$353
Customer relationships	3-7	5,671	5,585	86
Trade name	3-6	1,775	1,775	--
Total		$17,038	$16,599	$439

June 30, 2013	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,171	$421
Customer relationships	3-7	5,671	5,571	100
Trade name	3-6	1,775	1,722	53
Total		$17,038	$16,464	$574

The following table presents details of the amortization expense of acquired intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Cost of revenues	$36	$36	$71	$72
Operating expenses	24	91	64	182
Total	$60	$127	$135	$254

Based on the purchased intangible assets recorded at December 29, 2013, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2014	$111
2015	177
2016	87
2017	32
2018	14
After 2018	18
$439

Note 11 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the employee's requisite service period. The Company's stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three and six months ended December 29, 2013 and December 30, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Cost of revenues	$66	$49	$174	$172
Research and development	304	257	713	638
Sales and marketing	436	361	1,062	1,137
General and administrative	418	427	1,352	1,133
Total stock-based compensation expense	$1,224	$1,094	$3,301	$3,080

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company's employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Risk-free interest rate	1.2%	0.60%	1.2%	0.6%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
Volatility	36%	43%	38%	45%
Weighted average grant-date fair value	$5.11	$5.78	$5.96	$6.19

The estimated fair value of purchase rights under the Company's employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	33%	41%	33%	41%
Dividend yield	0%	0%	0%	0%

 Equity Incentive Program

The Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company's new 2009 Equity Incentive Plan (the "2009 Plan"). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company's stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to stock awards granted under 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to "full value" awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan's share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
(in thousands, except per share data)	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Restricted Stock Awards/Units Outstanding	Weighted Average Grant Date Fair Value
Balance, June 30, 2013	1,141	2,156	$16.92	319	$16.29
Granted	(621)	53	17.90	437	20.56
Exercised or vested	--	(50)	14.40	(208)	15.97
Canceled	50	(45)	18.49	(11)	19.84
Balance, December 29, 2013	570	2,114	$16.97	537	$19.82

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of December 29, 2013, the unrecognized stock-based compensation expense related to stock options to purchase the Company's common stock was $3.4 million, which is expected to be recognized over a weighted average period of 2.7 years. The unrecognized stock-based compensation expense related to unvested RSUs was $8.2 million, which is expected to be recognized over a weighted average period of 3.1 years.

A majority of the vested restricted stock units were net share settled. During the six months ended December 29, 2013 and December 30, 2012, the Company withheld 0.1 million shares, based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees' tax obligations to the relevant taxing authorities were $1.4 million and $1.0 million for the six months ended December 29, 2013 and December 30, 2012, and were reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company's employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. During the six months ended December 29, 2013 and December 30, 2012, the Company issued 0.1 million shares of common stock under the employee stock purchase plan.  As of December 29, 2013, 1.3 million shares were available for issuance under the Company's employee stock purchase plan.

Note 12 - Repurchase of Common Stock

      On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. During the six months ended December 29, 2013, the Company repurchased 10,000 shares at an average price of $15.83 per share for a total purchase price of $0.2 million under the program.  As of December 29, 2013, approximately $23.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Changes in the warranty liability, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

	Six Months Ended
	December 29, 2013	December 30, 2012
Balance as of beginning of period	$360	$360
Accruals for warranties issued during the period	153	123
Adjustments related to pre-existing warranties including expirations and changes in estimates	(71)	(33)
Cost of warranty repair	(182)	(90)
Balance as of end of period	$260	$360

Contractual Obligations

Contractual obligations as of December 29, 2013 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$22,431	$21,503	$928	$--	$--
Operating leases	185	155	30	--	--
Capital expenditures	3,416	3,416	--	--	--
Total	$26,032	$25,074	$958	$--	$--

Litigation

The Company is subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Note 14 - Segment

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States, China and Taiwan, which develop, manufacture, and/or market fiber optic networking components.  The chief executive officer has been identified as the chief operating decision maker ("CODM"). The Company's CODM is ultimately responsible for and actively involved in the allocation of resources and the assessment of the Company's operational and financial performance.

The geographic breakdown of revenues by customers' ship-to location was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues:
United States	$15,043	$16,851	$39,485	$32,049
China	13,338	11,607	24,669	24,479
Europe	6,648	4,957	13,198	9,830
Japan	3,719	3,004	7,453	6,531
Other	11,685	8,680	20,410	17,094
Total	$50,433	$45,099	$105,215	$89,983

The Company's top five customers, although not the same five customers, together accounted for 51% and 50% of revenues for the three months ended December 29, 2013 and December 30, 2012, respectively, and 52% and 50% of revenues for the six months ended December 29, 2013 and December 30, 2012, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	December 29, 2013	June 30, 2013

China	$39,018	$34,640
United States	6,979	6,420
Taiwan	7,853	6,627
Total	$53,850	$47,687

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

As of December 29, 2013, the Company's total unrecognized tax benefits were $17.0 million, of which $14.7 million, if recognized, would affect the Company's effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.3 million as of December 29, 2013.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.4 million and $1.1 million for the three months ended December 29, 2013 and December 30, 2012, respectively and a tax provision of $1.2 million and $1.9 million for the six months ended December 29, 2013 and December 30, 2012, respectively. The effective tax rate for the three and six months ended December 29, 2013 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and the research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

The Company is currently under a tax audit by the California Franchise Tax Board for its fiscal years 2008 through 2011. The audit is in process and the outcome of the audit cannot be predicted at this time.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2005 to 2012 remain open in several jurisdictions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," "estimate" or "assume" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below and under the captions "Risk Factors" in addition to the other information set forth herein. We caution you that our business and financial performance are subject to substantial risks and uncertainties. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Report on Form10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations, related financial information and Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission ("SEC").

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

We have also a new business division, Oplink Security, which has developed and is selling wireless security systems for homes and small businesses that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. The Oplink Security division has no meaningful revenue to date.  In the quarter ended December 29, 2013, expenses incurred by the Oplink Security division were approximately $2.5 million.  Of the $2.5 million, $2.2 million was included in operating expenses primarily related to research and development and sales and marketing expenses and $0.3 million was included in cost of revenues and negatively impacted our gross profit margin.  The process of developing a new business involves considerable risk and uncertainty, and as such, the commercial success of our new Oplink Security division cannot be guaranteed.  Please see Part II, Item 1A – Risk Factors for a discussion of some of these risks.

Use of Estimates and Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, intangible assets, warranty obligations, contingencies and litigation.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended December 29, 2013 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Revenues

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2013	December 30, 2012			December 29, 2013	December 30, 2012
Revenues	$50,433	$45,099	$5,334	11.8%	$105,215	$89,983	$15,232	16.9%

The increase in revenues for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 was primarily due to an increase in revenues in our transmission products as a result of the ramp up of new products. In addition, revenues from our routing and switching products and amplifier products increased as a result of increased unit shipments for these products. Partially offsetting these increases was a decrease in revenues in multiplexing products as a result of lower unit shipments in the three months ended December 29, 2013 compared to the three months ended December 30, 2012.

The increase in revenues for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 was primarily due to an increase in revenues in our transmission products resulting from the new products ramp up.  In addition, revenues from routing and switching products increased driven by higher unit shipments.  Partially offsetting these increases was a decrease in revenues in our multiplexing products as a result of lower unit shipments.  Furthermore, the average selling prices for most of our products declined, which is a characteristic of the industry in which we operate.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 51% and 50% of revenues for the three months ended December 29, 2013 and December 30, 2012, respectively, and 52% and 50% of revenues for the six months ended December 29, 2013 and December 30, 2012, respectively.

For the three months ending March 30, 2014, we expect our revenues to be in the range of $48 million to $52 million.

Gross Profit

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2012	December 30, 2012			December 29, 2012	December 30, 2012
Gross profit	$15,946	$16,529	$(583)	(3.5%)	$33,643	$33,159	$484	1.5%
Gross profit margin	31.6%	36.7%			32.0%	36.9%

Gross profit decreased for the three months ended December 29, 2013 compared to the three months ended December 30, 2012 primarily due to higher direct material costs and increased labor costs and manufacturing overhead expenses, partially offset by higher revenues. The gross profit was positively impacted by sales of previously reserved inventory of $0.6 million and $1.1 million for the three months ended December 29, 2013 and December 30, 2012, respectively.

Gross profit increased for the six months ended December 29, 2013 compared to the six months ended December 30, 2012 primarily due to higher revenues partially offset by higher direct material costs and increased labor costs and manufacturing overhead expenses. The gross profit was positively impacted by sales of previously reserved inventory of $1.3 million and $2.1 million for the six months ended December 29, 2013 and December 30, 2012, respectively.

Our gross profit margin decreased for the three and six months ended December 29, 2013 compared to the three and six months ended December 30, 2012 primarily due to higher material costs as a percentage of revenues and higher labor costs as a percentage of revenues, partially offset by lower manufacturing overhead expenses as a percentage of revenues.

We expect our gross profit margin for the three months ending March 30, 2014 to be slightly lower compared to the three months ended December 29, 2013 due to lower average selling prices resulting from annual price negotiations..

Research and Development (R&D)

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2013	December 30, 2012			December 29, 2013	December 30, 2012
Research and development	$6,813	$5,829	$984	16.9%	$13,603	$11,260	$2,343	20.8%
Stock-based compensation	304	257	47	18.3%	713	638	75	11.8%
Total expenses	$7,117	$6,086	$1,031	16.9%	$14,316	$11,898	$2,418	20.3%

Research and development expenses increased $1.0 million and $2.4 million for the three and six months ended December 29, 2013 compared to the three and six months ended December 30, 2012. The increase was primarily due to higher salary and other employee-related compensation expenses and an increase in R&D material and consulting expenses attributable to new product development activities

Research and development expenses for the Oplink Security division were $1.1 million for the three months ended December 29, 2013, compared to $0.8 million for the three months ended December 30, 2012, and were $2.2 million for the six months ended December 29, 2013, compared to $1.5 million for the six months ended December 30, 2012.

We expect our research and development expenses, excluding stock-based compensation expense, to remain at approximately the same level for the three months ending March 30, 2014 compared to the three months ended December 29, 2013, for both our optical business and our Oplink Security division.

Sales and Marketing

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2013	December 30, 2012			December 29, 2013	December 30, 2012
Sales and marketing	$4,011	$3,349	$662	19.8%	$7,784	$6,561	$1,223	18.6%
Stock-based compensation	436	361	75	20.8%	1,062	1,137	(75)	(6.6%)
Total expenses	$4,447	$3,710	$737	19.9%	$8,846	$7,698	$1,148	14.9%

Sales and marketing expenses increased $0.7 million and $1.1 million for the three and six months ended December 29, 2013 compared to the three and six months ended December 30, 2012. The increase was primarily due to increases in salary and other employee-related compensation expenses as a result of an increase in headcount in our Oplink Security division.  In addition, commission expense increased as a result of higher revenue.

Sales and marketing expenses for the Oplink Security division were $1.0 million for the three months ended December 29, 2013, compared to $0.5 million for the three months ended December 30, 2012, and were $1.8 million for the six months ended December 29, 2013, compared to $0.9 million for the six months ended December 30, 2012.

We expect our sales and marketing expenses, excluding stock-based compensation expense, to remain at approximately the same level for the three months ending March 30, 2014 compared to the three months ended December 29, 2013, for both our optical business and our Oplink Security division.

General and Administrative

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2013	December 30, 2012			December 29, 2013	December 30, 2012
General and administrative	$2,203	$2,108	$95	4.5%	$4,269	$4,263	$6	0.1%
Stock-based compensation	418	427	(9)	(2.1%)	1,352	1,133	219	19.3%
Total expenses	$2,621	$2,535	$86	3.4%	$5,621	$5,396	$225	4.2%

General and administrative expenses increased $0.1 million for the three months ended December 29, 2013 compared to the three months ended December 30, 2012. The slight increase was primarily due to increases in salary and other employee-related compensation expense partially offset by lower outside consulting service fees.

General and administrative expenses increased $0.2 million for the six months ended December 29, 2013 compared to the six months ended December 30, 2012. The increase was primarily due to an increase in stock-based compensation expense as a result of additional grants in the six months ended December 29, 2013 compared to the six months ended December 30, 2012.

We expect our general and administrative expenses, excluding stock-based compensation expense, to remain approximately at the same level for the three months ending March 30, 2014 compared to the three months ended December 29, 2013.

Interest income and other, Net
	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	(In thousands, except percentage)
	December 29, 2013	December 30, 2012			December 29, 2013	December 30, 2012
Interest and other income, net	$20	$412	$(392)	(95.1%)	$52	$678	$(626)	(92.3%)

Interest income and other, net decreased $0.4 million for the three months ended December 29, 2013 compared to the three months ended December 30, 2012.   The decrease was primarily attributable to a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 during the three months ended December 30, 2012 while we had no such gain in the three months ended December 29, 2013.

Interest income and other, net decreased $0.6 million for the six months ended December 29, 2013 compared to the six months ended December 30, 2012. The decrease was primarily attributable to a gain recognized related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 and a gain recognized related to sales of marketable equity securities during the six months ended December 30, 2012 while we had no such gains in the six months ended December 29, 2013.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $0.4 million and $1.1 million for the three months ended December 29, 2013 and December 30, 2012, respectively, and a tax provision of $1.2 million and $1.9 million for the six months ended December 29, 2013 and December 30, 2012, respectively. The effective tax rate for the three and six months ended December 29, 2013 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and a research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2005 to 2012 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity.  As of December 29, 2013, we had cash, cash equivalents and short-term and long-term investments of $176.2 million and working capital of $210.6 million.

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

Six Months Ended December 29, 2013

Our operating activities provided cash of $9.1 million in the six months ended December 29, 2013, a decrease of $1.1 million, compared to the six months ended December 30, 2012.   The net cash provided by operating activities in the six months ended December 29, 2013 was primarily attributable to a net income of $3.5 million adjusted by non-cash charges of $8.0 million, partially offset by a decrease in working capital of $2.4 million.  Non-cash charges in the six months ended December 29, 2013 included $4.3 million in depreciation and amortization expense and $3.3 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in inventory of $10.1 million and a decrease in accounts payable of $3.9 million, partially offset by a decrease in accounts receivable of $9.4 million and an increase in accrued liabilities and other liabilities of $2.2 million.

The increase in inventory in the six months ended December 29, 2013 as we continued to build inventory to meet customers' demand for shorter lead-time. In addition, inventory for our Oplink Security business increased significantly in the six months ended December 29, 2013 compared to the six months ended December 30, 2012. In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

The decrease in accounts payable in the six months ended December 29, 2013 was due to a timing of payments to our vendors.

The decrease in accounts receivable in the six months ended December 29, 2013 was primarily due to early payments from one of our major customers with longer payment term and timing of shipments. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The increase in accrued liabilities and other liabilities in the six months ended December 29, 2013 was primarily due to increases in salary payable and bonus payable in China.

Our investing activities used cash of $17.8 million in the six months ended December 29, 2013 primarily due to purchases of investments of $81.9 million, partially offset by cash proceeds from sales and maturities of investments of $74.1 million. In addition, we used $10.0 million to purchase property and equipment. We expect net capital expenditures to be approximately $15 million in fiscal 2014. This estimate includes $10.0 million in net capital expenditures in the six months ended December 29, 2013.

Our financing activities used cash of $0.1 million in the six months ended December 29, 2013 due to $1.4 million in tax withholding payments related to net share settlements of restricted stock units and $0.2 million of cash spent on the repurchase of our common stock, partially offset by $1.5 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

Six Months Ended December 30, 2012

Our operating activities provided cash of $10.2 million in the six months ended December 30, 2012, a decrease of $1.6 million, compared to the six months ended January 1, 2012.   The net cash provided by operating activities in the six months ended December 30, 2012 was primarily attributable to a net income of $6.8 million adjusted by non-cash charges of $7.1 million and changes in net working capital of $3.8 million.  Non-cash charges in the six months ended December 30, 2012 included $3.8 million in depreciation and amortization and $3.1 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in accounts receivable of $6.2 million and a decrease in account payable of $0.7 million, partially offset by an increase in accrued liability and others of $2.5 million.

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

Our investing activities used cash of $25.2 million in the six months ended December 30, 2012 primarily due to purchases of investments of $70.3 million, partially offset by cash proceeds from sales and maturities of investments of $54.6 million.  In addition, we used $8.3 million to purchase property and equipments, primarily related to the purchase of a facility of $5.7 million in San Jose, California. We also paid $1.1 million for a small business acquisition in the six months ended December 30, 2012.

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

Off-Balance Sheet Arrangements

As of December 29, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see "Note 3 - Recent Accounting Pronouncements" in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations

Contractual obligations as of December 29, 2013 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years
Purchase obligations	$22,431	$21,503	$928	$--	$--
Operating leases	185	155	30	--	--
Capital expenditures	3,416	3,416	--	--	--
Total	$26,032	$25,074	$958	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of December 29, 2013 and June 30, 2013, the gross unrealized losses on our debt securities classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of December 29, 2013 and June 30, 2013 were temporary in nature. However, liquidating investments before maturity and declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment in debt securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	December 29,	December 29	June 30,	June 30,
(in thousands, except percentages)	2013	2013	2013	2013
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$25,090	0.03%	$26,080	0.03%
Cash equivalents - fixed rate	--	--	8,031	0.05%
Short-term investments - fixed rate	97,572	0.26%	102,905	0.31%
Long-term investments - fixed rate	16,083	0.38%	3,307	0.50%
Total	$138,745		$140,323

Foreign Currency Exchange Rate Exposure
We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi ("RMB"). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at December 29, 2013 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries' financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and six months ended December 29, 2013 and December 30, 2012.

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

Equity price risk
We are also exposed to equity price risk inherent in our portfolio of publicly traded equity securities, which had an estimated fair value of $6.3 million at December 29, 2013. The gross unrealized loss related to our publicly traded equity securities was $0.8 million and $4.1 million as of December 29, 2013 and June 30, 2013, respectively. We monitor these investments for impairment and make appropriate reductions in carrying value when an impairment is deemed to be other-than-temporary. We have evaluated these investments as of December 29, 2013 and June 30, 2013 and have determined that there was no indication of other-than-temporary impairments. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. We do not purchase our equity securities with the intent to use them for speculative purposes.  The hypothetical adverse changes of 10%, 20% and 30% in the stock price of our publicly traded equity securities as of December 29, 2013 are as follows (in thousands):

		Valuation of Securities
		Given An x% Decrease
		in Each Stock's Price
	Fair Value	(30%)	(20%)	(10%)
As of December 29, 2013
Publicly traded equity securities	$6,295	$4,407	$5,036	$5,666

The privately held companies in which we invested are in the startup or development stage. These investments are inherently risky because the market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of the investments in privately held companies is based on the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. As of December 29, 2013 and June 30, 2013, the aggregate cost of investments in privately held companies was $4.4 million and $4.3 million, and was included in other assets on our condensed consolidated balance sheets.

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

None

Item 1A - RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

We are devoting substantial resources to our Oplink Security division, which is a new and unproven business, and which might not be successful.

We are devoting substantial financial and management resources to our new Oplink Security division, which has no meaningful revenue to date. In the quarter ended December 29, 2013, expenses incurred by the Oplink Security division were approximately $2.5 million.  Of the $2.5 million, $2.2 million was included in operating expenses primarily related to research and development and sales and marketing expenses and $0.3 million was included in the cost of revenues and negatively impacted our gross profit margin. Starting a new business involves considerable risk and uncertainty. As such, we can make no assurances that our Oplink Security division will be commercially successful. The risks we face in making this new business a success include the following:

	the risk that we will not be successful in developing an adequate sales channel for these new products and services;

	the risk that we are misjudging the market opportunity for these new products and services;

	the risk that there is too much competition in our target market for us to generate meaningful sales;

	the risk that the products and services we offer fail to perform adequately, due to software bugs, networking issues, faulty installation by customers or other problems; and

	the risk that our supply chain for components is unable to meet potential demand, thus limiting potential sales.

If we fail to adequately address any of these risks, our new Oplink Security business may fail.  As part of our ramp-up for our upcoming product launch from this venture, we are purchasing substantial amounts of inventory.  If we are not successful in our product launch, we may need to write off this entire inventory, which would result in an immediate and material reduction to our net income for the period in which we record the write-off.

Our sales to data communications customers have been increasing as a percentage of our overall sales, which may result in more volatility in our quarterly revenue and net income.

Our sales to data communications ("datacom") customers have been increasing as a percentage of our overall sales.  Demand from datacom customers, in our experience, tends to fluctuate to a greater degree than demand from our traditional telecommunications ("telecom") customers.  Our datacom customers are typically the end-users of our products, and their purchases are often be driven by a single project.  This can result in strong demand followed by a sharp decrease once the project is completed, or if the project is delayed.  In contrast, telecom demand tends to be driven by the capital expenditure plans of the large telecom carriers as they build out and upgrade their network infrastructure, and therefore tends to be longer term in nature.  Moreover, our telecom customers typically sell to multiple end-users (carriers), which can also flatten demand fluctuations from single customers.  Strong fluctuations in demand from our customers can lead to volatility in our revenue, margins, net income and the price of our common stock.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended December 29, 2013 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 30, 2013 – October 27, 2013	--	$--	--	$23,722
October 28, 2013 - November 24, 2013	10	15.83	10	$23,564
November 25, 2013 – December 29, 2013	--	--	--	$23,564
Total	10	$15.83	10

On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, we repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. During the six months ended December 29, 2013, we repurchased 10,000 shares at a price of $15.83 per share for a total purchase price of $0.2 million under the program. As of December 29, 2013, approximately $23.6 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Index

See "Exhibit Index" appearing at the end of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPLINK COMMUNICATIONS, INC.
Date: February 7, 2014	/S/ Shirley Yin
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