Form 10-Q
period 2014-03-30
OPLINK COMMUNICATIONS INC
filed 2014-05-09
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of April 27, 2014, was 18,504,373.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	March 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54,472	$65,014
Short-term investments	97,134	105,829
Accounts receivable, net	37,215	40,735
Inventories	40,269	30,028
Deferred tax assets	804	809
Prepaid expenses and other current assets	6,294	7,029
Total current assets	236,188	249,444

Property, plant and equipment, net	54,048	47,687
Long-term investments	9,274	3,307
Goodwill and acquired intangible assets, net	965	1,146
Deferred tax assets, non-current	7,555	7,083
Other assets	13,414	16,504
Total assets	$321,444	$325,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,385	$18,166
Accrued liabilities	15,396	12,782
Income tax payable	757	797
Total current liabilities	28,538	31,745

Income tax payable, non-current	9,542	8,196
Deferred tax liabilities, non-current	669	670
Other non-current liabilities	1,317	1,359
Total liabilities	40,066	41,970

Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 18,511 and 19,141 shares issued and outstanding as of December 29, 2013 and June 30, 2013, respectively	19	19
Additional paid-in capital	422,901	433,522
Accumulated other comprehensive income	18,415	12,598
Accumulated deficit	(159,957)	(162,938)
Total stockholders' equity	281,378	283,201
Total liabilities and stockholders' equity	$321,444	$325,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Revenues	$48,108	$44,124	$153,323	$134,107
Cost of revenues	34,081	28,474	105,653	85,298
Gross profit	14,027	15,650	47,670	48,809

Operating expenses:
Research and development	7,707	6,647	22,023	18,545
Sales and marketing	4,531	4,006	13,377	11,704
General and administrative	2,454	2,644	8,075	8,040
Amortization of acquired intangible assets	10	91	74	273
Net (gain) loss on sale and disposal of property and equipment	48	(258)	221	(270)
Total operating expenses	14,750	13,130	43,770	38,292

Operating income (loss)	(723)	2,520	3,900	10,517
Interest income and other, net	819	201	871	879
Income before provision for income taxes	96	2,721	4,771	11,396
Provision for income taxes	620	670	1,790	2,526
Net income (loss)	$(524)	$2,051	$2,981	$8,870

Net income (loss) per share:
Basic	$(0.03)	$0.11	$0.16	$0.47
Diluted	$(0.03)	$0.11	$0.15	$0.46

Weighted average shares:
Basic	19,066	19,029	19,222	19,072
Diluted	19,066	19,252	19,468	19,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net income (loss)	$(524)	$2,051	$2,981	$8,870
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	576	(169)	1,600	605
Change in net unrealized gain (loss) on investments, net	817	(1,259)	4,217	(4,072)
Other comprehensive income (loss), net	1,393	(1,428)	5,817	(3,467)
Comprehensive income	$869	$623	$8,798	$5,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$2,981	$8,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,442	5,436
Amortization of acquired intangible assets	181	381
Stock-based compensation expense	4,618	4,413
Amortization of premium on investments	661	425
Net (gain) loss on sale and disposal of property and equipment	221	(270)
Net gain on sale of equity securities	(348)	(73)
Deferred income taxes	(512)	(221)
Changes in assets and liabilities:
Accounts receivable	3,584	(7,587)
Inventories	(9,705)	(532)
Prepayments and other assets	1,494	469
Accounts payable	(5,859)	1,481
Accrued liabilities and other liabilities	4,189	4,369
Net cash provided by operating activities	7,947	17,161

Cash flows from investing activities:
Acquisition of business, net	--	(1,090)
Purchases of available-for-sale investments	(77,674)	(96,986)
Sales and maturities of available-for-sale investments	114,864	85,386
Purchases of held-to-maturity investments	(30,485)	(8,312)
Purchases of investment in privately held company	(189)	--
Proceeds from sales of property and equipment	2,992	5,988
Purchases of property and equipment	(12,784)	(10,194)
Net cash used for investing activities	(3,276)	(25,208)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,850	2,240
Repurchases of common stock	(15,590)	(8,320)
Tax withholdings related to net share settlements of restricted stock units	(1,498)	(984)
Net cash used for financing activities	(15,238)	(7,064)

Effect of exchange rates on cash and cash equivalents	25	11
Net decrease in cash and cash equivalents	(10,542)	(15,100)
Cash and cash equivalents at beginning of period	65,014	81,233
Cash and cash equivalents at end of period	$54,472	$66,133

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

The Company has also a new business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. The goal of Oplink Connected is to offer simple, affordable, easy-to-use security systems that can give users the peace of mind that comes with staying connected to their home or business and the things they care about most.  The Oplink Connected division has no meaningful revenue to date.  Please see Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A – Risk Factors, for more information.

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 30, 2014, the results of its operations for the three and nine month periods ended March 30, 2014 and March 31, 2013 and its cash flows for the nine month periods ended March 30, 2014 and March 31, 2013. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The June 30, 2013 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period's presentation.

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

Note 4 - Net Income (Loss) Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period, if dilutive. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and excludes all dilutive potential common equivalent shares because the Company is in a net loss position and their inclusion would be anti-dilutive.  Potentially dilutive common equivalent shares are composed of the incremental common shares issuable upon the exercise of stock options, the vesting of awards and purchases under the employee stock purchase plan. The following is the computations of the basic and diluted net income (loss) per share and the anti-dilutive common stock equivalents excluded from the computations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Numerator:
Net income (loss)	$(524)	$2,051	$2,981	$8,870

Denominator:
Weighted average common shares outstanding	19,066	19,029	19,222	19,072
Dilutive effect of employee stock options and restricted stock units	--	223	246	298
Weighted average common shares outstanding, assuming dilution	19,066	19,252	19,468	19,370

Net income (loss) per share:
Basic	$(0.03)	$0.11	$0.16	$0.47
Diluted	$(0.03)	$0.11	$0.15	$0.46

Anti-dilutive stock options and awards not included in net income (loss) per share calculation	1,590	1,750	1,585	1,605

Note 5 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component during the nine months ended March 30. 2014 were as follows:

	Unrealized Gains (Losses) on Available-for- Sale Securities		Foreign Currency Translation Adjustment	Total
As of June 30, 2013	$(4,149)		$16,747	$12,598
Other comprehensive income before reclassification	4,565		1,600	6,165
Amounts reclassified from accumulated other comprehensive income	(348	)(1)	--	(348)
Other comprehensive income, net	4,217		1,600	5,817
As of March 30, 2014	$68		$18,347	$18,415
(1) This component of accumulated other comprehensive income was included in the Interest income and other, net on the Company's condensed consolidated statements of operations

Note 6 - Cash and Cash Equivalents

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

 Investments at March 30, 2014 and June 30, 2013 were as follows (in thousands):

	March 30, 2014
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$21,988	$5	$--	$21,993
Corporate commercial paper	34,984	--	--	34,984
Publicly traded equity securities	3,009	98	--	3,107
Corporate debt securities	8,107	--	--	8,107
Certificates of deposit	3,663	--	--	3,663
Held-to-maturity:
Corporate debt securities	25,280	6	(32)	25,254
Total short-term investments	97,031	109	(32)	97,108

Long-term investments:
Held-to-maturity:
Corporate debt securities	9,274	--	(10)	9,264
Total long-term investments	9,274	--	(10)	9,264
Total investments	$106,305	$109	$(42)	$106,372

	June 30, 2013
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$35,979	$4	$(1)	$35,982
Corporate commercial paper	31,986	--	--	31,986
Publicly traded equity securities	7,053	--	(4,129)	2,924
Corporate debt securities	9,948	--	(23)	9,925
Certificates of deposit	5,304	--	--	5,304
Held-to-maturity:
Corporate debt securities	19,708	4	(27)	19,685
Total short-term investments	109,978	8	(4,180)	105,806

Long-term investments:
Held-to-maturity:
Corporate debt securities	3,307	--	(8)	3,299
Total long-term investments	3,307	--	(8)	3,299

Total investments	$113,285	$8	$(4,188)	$109,105

 The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates and fluctuations in stock prices of the Company's publicly traded equity securities. The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.  The Company did not recognize any impairment loss during the three and nine months ended March 30, 2014 and March 31, 2013, respectively.

The following tables show the gross unrealized losses and fair value of the Company's investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 30, 2014
	Less Than 12 Months
(in thousands)	Fair Value	Unrealized Loss
Held-to-maturity:
Corporate debt securities	$15,603	$(32)
Total short-term investments	15,603	(32)
Held-to-maturity:
Corporate debt securities	9,264	(10)
Total long-term investments	9,264	(10)
Total investments	$24,867	$(42)

	June 30, 2013
	Less Than 12 Months
(in thousands)	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$9,926	$(23)
U.S. Treasury securities	9,991	(1)
Public traded equity securities	2,924	(4,129)
Held-to-maturity:
Corporate debt securities	10,248	(27)
Total short-term investments	33,089	(4,180)
Held-to-maturity:
Corporate debt securities	3,299	(8)
Total long-term investments	3,299	(8)
Total investments	$36,388	$(4,188)

        As of March 30, 3014 and June 30, 2013, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of investments excluding public traded equity securities at March 30, 2014 and June 30, 2013 by contractual maturities are shown below (in thousands):

	March 30, 2014		June 30, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale investments:
Due in one year or less	$68,742	$68,747	$83,217	$83,197
Total available-for-sale investments	$68,742	$68,747	$83,217	$83,197

Held-to-maturity investments:
Due in one year or less	$25,280	$25,254	$19,708	$19,685
Due in one year to five years	9,274	9,264	3,307	3,299
Total held-to-maturity investments	$34,554	$34,518	$23,015	$22,984

Total investments	$103,296	$103,265	$106,232	$106,181

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company's non-marketable equity securities was $4.4 million and $4.3 million as of March 30, 2014 and June 30, 2013, respectively, and was classified within other assets on the Company's condensed consolidated balance sheets .  The Company did not recognize any impairment loss during the three and nine months ended March 30, 2014 and March 31, 2013, respectively.

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company's investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company's investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three and nine months ended March 30, 2014.

The following table presents the Company's financial assets which were measured at fair value on a recurring basis at March 30, 2014 and June 30, 2013 (in thousands):

	March 30, 2014
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$19,457	$--	$19,457
Short-term investments:
Publicly traded equity securities	3,107	--	3,107
Corporate commercial paper	--	34,984	34,984
U.S. Treasury securities	--	21,993	21,993
Certificates of deposit	--	3,663	3,663
Corporate debt securities	--	8,107	8,107
Total financial assets	$22,564	$68,747	$91,311

	June 30, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$29,112	$--	$29,112
Corporate commercial paper	--	4,999	4,999
Short-term investments:
Publicly traded equity securities	2,924	--	2,924
Corporate commercial paper	--	31,986	31,986
U.S. Treasury securities	--	35,982	35,982
Certificates of deposit	--	5,304	5,304
Corporate debt securities	--	9,925	9,925
Total financial assets	$32,036	$88,196	$120,232

 As of March 30, 2014 and June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the nine months and twelve months ended March 30, 2014 and June 30, 2013, respectively.

Note 9 – Balance Sheet Components (in thousands)

	March 30, 2014	June 30, 2013
Inventories, net:
Raw materials	$26,297	$22,017
Work-in-process	10,335	6,672
Finished goods	3,637	1,339
	$40,269	$30,028
Property, plant and equipment, net:
Production and engineering equipment	$71,389	$66,382
Computer hardware and software	9,080	7,995
Building and leasehold improvements	35,985	34,248
Land	6,073	6,125
Construction in progress	710	590
	123,237	115,340
Less: Accumulated depreciation	(69,189)	(67,653)
	$54,048	$47,687
Other assets:
Long term deposit	$1,000	$3,880
Investments in privately held companies	4,442	4,274
Technology license	215	269
Deferred income tax charge	6,352	6,897
Other	1,405	1,184
	$13,414	$16,504
Accrued liabilities:
Payroll and related expenses	$8,067	$6,548
Employee withholdings and related expenses	1,185	483
Accrued professional fees	900	1,058
Accrued sales commission	657	539
Accrued product returns and allowance	208	300
Advance deposits from customers	238	268
Accrued warranty	260	360
Other	3,881	3,226
	$15,396	$12,782

Note 10 - Goodwill and Acquired Intangible Assets, Net

The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of March 30, 2014 and June 30, 2013. During the three and nine months ended March 30, 2014 and March 31, 2013, there were no indicators of impairment for the goodwill.

The following table presents details of the intangible assets acquired as a result of acquisitions as of March 30, 2014 and June 30, 2013 (in thousands):

March 30, 2014	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,278	$314
Customer relationships	3-7	5,671	5,592	79
Trade name	3-6	1,775	1,775	--
Total		$17,038	$16,645	$393

June 30, 2013	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,171	$421
Customer relationships	3-7	5,671	5,571	100
Trade name	3-6	1,775	1,722	53
Total		$17,038	$16,464	$574

The following table presents details of the amortization expense of acquired intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Cost of revenues	$36	$36	$107	$108
Operating expenses	10	91	74	273
Total	$46	$127	$181	$381

Based on the purchased intangible assets recorded at March 30, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2014	$65
2015	177
2016	87
2017	32
2018	14
After 2018	18
$393

Note 11 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the employee's requisite service period. The Company's stock-based compensation is generally accounted for as an equity instrument.

 The following table represents details of stock-based compensation expense by function line item for the three and nine months ended March 30, 2014 and March 31, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Cost of revenues	$79	$81	$253	$253
Research and development	375	366	1,088	1,004
Sales and marketing	424	416	1,486	1,553
General and administrative	439	470	1,791	1,603
Total stock-based compensation expense	$1,317	$1,333	$4,618	$4,413

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company's employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Risk-free interest rate	1.3%	0.70%	1.2%	0.6%
Expected term	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
Volatility	35%	39%	38%	45%
Weighted average grant-date fair value	$5.06	$5.23	$5.92	$6.17

The estimated fair value of purchase rights under the Company's employee stock purchase plan is determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Expected term	1.3 years	1.3 years	1.3 years	1.3 years
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	33%	41%	33%	41%
Dividend yield	0%	0%	0%	0%

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
(in thousands, except per share data)	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Restricted Stock Awards/Units Outstanding	Weighted Average Grant Date Fair Value
Balance, June 30, 2013	1,141	2,156	$16.92	319	$16.29
Granted	(640)	55	17.84	450	20.43
Exercised or vested	--	(78)	14.13	(222)	16.06
Canceled	106	(82)	17.59	(25)	18.29
Balance, March 30, 2014	607	2,051	$17.03	522	$19.87

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of March 30, 2014, the unrecognized stock-based compensation expense related to stock options to purchase the Company's common stock was $3.0 million, which is expected to be recognized over a weighted average period of 2.5 years. The unrecognized stock-based compensation expense related to unvested RSUs was $7.4 million, which is expected to be recognized over a weighted average period of 2.9 years.

A majority of the vested restricted stock units were net share settled. During the nine months ended March 30, 2014 and March 31, 2013, the Company withheld 0.1 million shares, based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees' tax obligations to the relevant taxing authorities were $1.5 million and $1.0 million for the nine months ended March 30, 2014 and March 31, 2013, and were reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company's employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. During the nine months ended March 30, 2014 and March 31, 2013, the Company issued 0.1 million shares of common stock under the employee stock purchase plan.  As of March 30, 2014, 1.3 million shares were available for issuance under the Company's employee stock purchase plan.

Note 12 - Repurchase of Common Stock

      On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. During the nine months ended March 30, 2014, the Company repurchased 0.9 million shares at an average price of $16.99 per share for a total purchase price of $15.6 million under the program.  As of March 30, 2014, approximately $8.1 million was available for future purchase under this share repurchase program. On May 8, 2014, the Company's Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares.  Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

Changes in the warranty liability, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

	Nine Months Ended
	March 30, 2014	March 31, 2013
Balance as of beginning of period	$360	$360
Accruals for warranties issued during the period	235	192
Adjustments related to pre-existing warranties including expirations and changes in estimates	(31)	(18)
Cost of warranty repair	(304)	(174)
Balance as of end of period	$260	$360

Contractual Obligations

Contractual obligations as of March 30, 2014 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$19,634	$18,874	$760	$--	$--
Operating leases	269	228	41	--	--
Capital expenditures	2,689	2,689	--	--	--
Total	$22,592	$21,791	$801	$--	$--

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

The geographic breakdown of revenues by customers' ship-to location was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Revenues:
United States	$17,628	$17,260	$57,113	$49,309
China	11,915	11,958	36,584	36,437
Europe	4,690	5,281	17,888	15,111
Japan	3,496	3,689	10,949	10,220
Other	10,379	5,936	30,789	23,030
Total	$48,108	$44,124	$153,323	$134,107

The Company's top five customers, although not the same five customers, together accounted for 52% and 54% of revenues for the three months ended March 30, 2014 and March 31, 2013, respectively, and 51% of revenues for the nine months ended March 30, 2014 and March 31, 2013, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	March 30, 2014	June 30, 2013
China	$39,696	$34,640
United States	6,637	6,420
Taiwan	7,715	6,627
Total	$54,048	$47,687

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

As of March 30, 2014, the Company's total unrecognized tax benefits were $17.2 million, of which $14.9 million, if recognized, would affect the Company's effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.3 million as of March 30, 2014.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.6 million and $0.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively and a tax provision of $1.8 million and $2.5 million for the nine months ended March 30, 2014 and March 31, 2013, respectively. The effective tax rate for the three and nine months ended March 30, 2014 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and the research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

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

We have also a new business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. The Oplink Connected division has no meaningful revenue to date.  Expenses incurred by the Oplink Connected division were approximately $2.3 million and $1.9 million for the three months ended March 30, 2014 and March 31, 2013, respectively, and $7.1 million and $4.5 million for the nine months ended March 30, 2014 and March 31, 2013, respectively.  The process of developing a new business involves considerable risk and uncertainty, and as such, the commercial success of our new Oplink Connected division cannot be guaranteed.  Please see Part II, Item 1A – Risk Factors for a discussion of some of these risks.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended March 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Revenues

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Revenues	$48,108	$44,124	$3,984	9.0%	$153,323	$134,107	$19,216	14.3%

The increase in revenues for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in revenues in our transmission products as a result of the ramp up of new products. In addition, revenues from our amplifier products increased as a result of increased unit shipments for these products. Partially offsetting these increases was a decrease in revenues in multiplexing products as a result of lower unit shipments in the three months ended March 30, 2014 compared to the three months ended March 31, 2013.

The increase in revenues for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013 was primarily due to an increase in revenues in our transmission products resulting from the new products ramp up.  In addition, revenues from routing and switching products and amplifier products increased driven by higher unit shipments.  Partially offsetting these increases was a decrease in revenues in our multiplexing products as a result of lower unit shipments.  Furthermore, the average selling prices for most of our products declined, which is a characteristic of the industry in which we operate.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 52% and 54% of revenues for the three months ended March 30, 2014 and March 31, 2013, respectively, and 51% of revenues for the nine months ended March 30, 2014 and March 31, 2013, respectively.

For the three months ending June 29, 2014, we expect our revenues to be in the range of $48 million to $52 million.

Gross Profit

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
	(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Gross profit	$14,027	$15,650	$(1,623)	(10.4%)	$47,670	$48,809	$(1,139)	(2.3%)
Gross profit margin	29.2%	35.5%			31.1%	36.4%

Gross profit decreased for the three and nine months ended March 30, 2014 compared to the three and nine months ended March 31, 2013 primarily due to a decline in the average selling price of our products, higher direct material costs and increased labor costs and manufacturing overhead expenses. The gross profit was positively impacted by sales of previously reserved inventory of $0.4 million and $0.8 million for the three months ended March 30, 2014 and March 31, 2013, respectively and $1.7 million and $2.9 million for the nine months ended March 30, 2014 and March 31, 2013, respectively.

Our gross profit margin decreased for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 primarily due to higher material costs as a percentage of revenues and higher labor costs and manufacturing overhead expenses as a percentage of revenues. Our gross profit margin decreased for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013 primarily due to higher material costs as a percentage of revenues and higher labor costs as a percentage of revenues, partially offset by lower manufacturing overhead expenses as a percentage of revenues.

We expect our gross profit margin for the three months ending June 29, 2014 to be slightly higher compared to the three months ended March 30, 2014.

Research and Development (R&D)

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
	(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Research and development	$7,332	$6,281	$1,051	16.7%	$20,935	$17,541	$3,394	19.3%
Stock-based Compensation	375	366	9	2.5%	1,088	1,004	84	8.4%
Total expenses	$7,707	$6,647	$1,060	15.9%	$22,023	$18,545	$3,478	18.8%

Research and development expenses increased $1.1 million and $3.5 million for the three and nine months ended March 30, 2014 compared to the three and nine months ended March 31, 2013. The increase was primarily due to higher salary and other employee-related compensation expenses and an increase in R&D material and consulting expenses attributable to new product development activities.

Research and development expenses for the Oplink Connected division were $1.0 million for the three months ended March 30, 2014 and the three months ended March 31, 2013, and were $3.2 million for the nine months ended March 30, 2014, compared to $2.5 million for the nine months ended March 31, 2013.

We expect our research and development expenses, excluding stock-based compensation expense, to decrease slightly for the three months ending June 29, 2014 compared to the three months ended March 30, 2014.

Sales and Marketing

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
	(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Sales and marketing	$4,107	$3,590	$517	14.4%	$11,891	$10,151	$1,740	17.1%
Stock-based Compensation	424	416	8	1.9%	1,486	1,553	(67)	(4.3%)
Total expenses	$4,531	$4,006	$525	13.1%	$13,377	$11,704	$1,673	14.3%

Sales and marketing expenses increased $0.5 million and $1.7 million for the three and nine months ended March 30, 2014 compared to the three and nine months ended March 31, 2013. The increase was primarily due to increases in salary and other employee-related compensation expenses as a result of an increase in headcount in our Oplink Connected division.  In addition, commission expense increased as a result of higher revenue.

Sales and marketing expenses for the Oplink Connected division were $1.1 million for the three months ended March 30, 2014, compared to $0.6 million for the three months ended March 31, 2013, and were $3.0 million for the nine months ended March 30, 2014, compared to $1.5 million for the nine months ended March 31, 2013.

We expect our sales and marketing expenses, excluding stock-based compensation expense, to remain at approximately the same level for the three months ending June 29, 2014 compared to the three months ended March 30, 2014.

General and Administrative

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
	(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
General and administrative	$2,015	$2,174	$(159)	(7.3%)	$6,284	$6,437	$(153)	(2.4%)
Stock-based Compensation	439	470	(31)	(6.6%)	1,791	1,603	188	11.7%
Total expenses	$2,454	$2,644	$(190)	(7.2%)	$8,075	$8,040	$35	0.4%

General and administrative expenses decreased $0.2 million for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. The decrease was primarily due to a decrease in outside consulting service fees and travel expense partially offset by higher bad debt reserve expense.

General and administrative expenses were flat for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013, as a result of increases in stock-based compensation expense and bad debt reserve expense offset by a decrease in outside consulting service fees.

We expect our general and administrative expenses, excluding stock-based compensation expense, to remain approximately at the same level for the three months ending June 29, 2014 compared to the three months ended March 30, 2014.

Net (Gain) Loss on Sale and Disposal of Property and Equipment

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Net (gain) loss on sale and disposal of property and equipment	$48	$(258)	$306	(118.6%)	$221	$(270)	$491	181.9%

Net (gain) loss on sale and disposal of property and equipment decreased $0.3 million and $0.5 million for the three and nine months ended March 30, 2014 compared to the three and nine months ended March 31, 2013.  The decrease was primarily attributable to a gain recognized from the sale of a facility of $6.0 million in San Jose, California in the three months ended March 31, 2013, while we had no such transaction in the three months ended March 30, 2014.

Interest income and other, net

				Percentage				Percentage
	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
(In thousands, except percentage)
	March 30, 2014	March 31, 2013			March 30, 2014	March 31, 2013
Interest income and other, net	$819	$201	$618	307.5%	$871	$879	$(8)	(0.9%)

Interest income and other, net increased $0.6 million for the three months ended March 30, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributable to the interest income from a long term deposit we received in the three months ended March 30, 2014 while we had no such income in the three months ended March 31, 2013. In addition, the gain from sales of marketable equity securities increased in the three months ended March 30, 2014 compared to the three months ended March 31, 2013 . Partially offsetting these increases was an increase in foreign currency loss in the three months ended March 30, 2014 compared to the three months ended March 31, 2013.

Interest income and other, net was flat for the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013. In the nine month ended March 31, 2013, we recognized a gain related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 while we had no such gain in the nine months ended March 30, 2014. In the nine month ended March 30, 2014, we recognized the interest income from a long term deposit we received while we had no such transaction in the nine months ended March 31, 2013. In addition, the gain from sales of marketable securities increased in the nine months ended March 30, 2014 compared to the nine months ended March 31, 2013.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $0.6 million and $0.7 million for the three months ended March 30, 2014 and March 31, 2013, respectively, and a tax provision of $1.8 million and $2.5 million for the nine months ended March 30, 2014 and March 31, 2013, respectively. The effective tax rate for the three and nine months ended March 30, 2014 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and a research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2005 to 2012 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity. As of March 30, 2014, we had cash, cash equivalents and short-term and long-term investments of $160.9 million and working capital of $207.7 million.

We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Nine Months Ended March 30, 2014

Our operating activities provided cash of $7.9 million in the nine months ended March 30, 2014, a decrease of $9.2 million, compared to the nine months ended March 31, 2013.  The net cash provided by operating activities in the nine months ended March 30, 2014 was primarily attributable to a net income of $3.0 million adjusted by non-cash charges of $11.2 million, partially offset by a decrease in working capital of $6.3 million.  Non-cash charges in the nine months ended March 30, 2014 included $6.6 million in depreciation and amortization and $4.6 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in inventory of $9.7 million and a decrease in accounts payable of $5.9 million, partially offset by a decrease in accounts receivable of $3.6 million and a decrease in prepaid and other assets of $1.5 million and an increase in accrued liability and other liabilities of $4.2 million.

The increase in inventory in the nine months ended March 30, 2014 was due to an increase in material purchases as we continued to build inventory to meet customers' demand for shorter lead-time.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

The decrease in accounts payable in the nine months ended March 30, 2014 was due to the timing of payments to our vendors.

The decrease in accounts receivable in the nine months ended March 30, 2014 was primarily due to the timing of shipments. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The decrease in prepaid and other assets in the nine months ended March 30, 2014 was primarily due to decreases in balance of bankers' acceptance notes and the receipt of a long term deposit refund, partially offset by an increase in employee benefits related receivable.

The increase in accrued liabilities and other liabilities in the nine months ended March 30, 2014 was primarily due to increases in salary payable and bonus payable in China.

Our investing activities used cash of $3.3 million in the nine months ended March 30, 2014 primarily due to purchases of property and equipment of $12.8 million and purchases of investments of $108.3 million, partially offset by cash proceeds from sales of property and equipment of $3.0 million and sales and maturities of investments of $114.9 million.  We expect net capital expenditures to be approximately $12 million in fiscal 2014.

Our financing activities used cash of $15.2 million in the nine months ended March 30, 2014 due to $1.5 million in tax withholding payments related to net share settlements of restricted stock units and $15.6 million of cash spent on the repurchase of our common stock, partially offset by $1.9 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

Nine Months Ended March 31, 2013

Our operating activities provided cash of $17.2 million in the nine months ended March 31, 2013, an increase of $0.4 million, compared to the nine months ended April 1, 2012.   The net cash provided by operating activities in the nine months ended March 31, 2013 was primarily attributable to a net income of $8.9 million adjusted by non-cash charges of $10.2 million and changes in net working capital of $1.9 million.  Non-cash charges in the nine months ended March 31, 2013 included $5.8 million in depreciation and amortization and $4.4 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in accounts receivable of $7.6 million, partially offset by an increase in accrued liabilities and other liabilities of $4.4 million and an increase in accounts payable of $1.5 million.

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

Our investing activities used cash of $25.2 million in the nine months ended March 31, 2013 primarily due to purchases of investments of $105.3 million, partially offset by cash proceeds from sales and maturities of investments of $85.4 million.  In addition, we used $10.2 million to purchase property and equipment, partially offset by cash proceeds from the sale of a facility of $6.0 million in San Jose, California. We also paid $1.1 million for a small business acquisition in the nine months ended March 31, 2013.

Our financing activities used cash of $7.1 million in the nine months ended March 31, 2013 due to $8.3 million of cash spent on the repurchase of our common stock and $1.0 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $2.2 million in proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of March 30, 2014, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see "Note 3 - Recent Accounting Pronouncements" in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations
Contractual obligations as of March 30, 2014 have been summarized below (in thousands):
		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 Years	After 5 years
Purchase obligations	$19,634	$18,874	$760	$--	$--
Operating leases	269	228	41	--	--
Capital expenditures	2,689	2,689	--	--	--
Total	$22,592	$21,791	$801	$--	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of March 30, 2014 and June 30, 2013, the gross unrealized losses on our debt securities classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of March 30, 2014 and June 30, 2013 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment in debt securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	March 30,	March 30,	June 30,	June 30,
(in thousands, except percentages)	2014	2014	2013	2013
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$19,461	0.01%	$26,080	0.03%
Cash equivalents - fixed rate	--	--	8,031	0.05%
Short-term investments - fixed rate	94,028	0.29%	102,905	0.31%
Long-term investments - fixed rate	9,274	0.43%	3,307	0.50%
Total	$122,763		$140,323

Foreign Currency Exchange Rate Exposure
We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi ("RMB"). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at March 30, 2014 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries' financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three and nine months ended March 30, 2014 and March 31, 2013.

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

Equity Price Risk

We expect market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of the investments in privately held companies is based on the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. As of March 30, 2014 and June 30, 2013, the aggregate cost of investments in privately held companies was $4.4 million and $4.3 million, and was included in other assets on our condensed consolidated balance sheets.

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

Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future.  Within the current and previous fiscal year, our GAAP results have fluctuated from net income of $4.5 million for the quarter ended June 30, 2013 to a net loss of $0.5 million for the quarter ended March 30, 2014, our most recently completed quarter. The factors that are likely to cause these variations include, among others:

	declines in the average selling prices of our products;

	fluctuations in the mix of products sold during a quarter (for example, the percentage of total sales represented by lower margin products such as our ROADM products);

	spending on our Oplink Connected business ($2.3 million in the most recent quarter), which has yet to generate meaningful revenue;

	fluctuations in demand from datacom customers, which tends to be more volatile than demand from telecom customers;

	the availability of materials and components used in our products or increases in the prices of these materials;

	special or non-recurring items that can significantly increase or decrease GAAP net income such as one-time tax benefits or charges, impairment charges or restructuring charges;

	changes in our effective tax rate;


competitive factors in the fiber optic components and subsystems market, including introductions of new products, new technologies and product enhancements by competitors, consolidation of competitors, customers and service provider end users and pricing pressures;

	an uncertain macro-economic climate, which could lead to reduced demand from our customers, increased price competition for our products, and increased risk of excess and obsolete inventories;

	the ability of our manufacturing operations in China to timely produce and deliver products in the quantity and of the quality our customers require;


our inability to cut costs quickly in response to demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, are fixed in the short term; and

	our ability to develop, introduce, manufacture and ship new and enhanced optical networking products in a timely manner and in production quantities without defects or other quality issues.

We are devoting substantial resources to our Oplink Connected division, which is a new and unproven business, and which might not be successful.

We are devoting substantial financial and management resources to our new Oplink Connected division, which has no meaningful revenue to date.  In the quarter ended March 30, 2014, expenses incurred by the Oplink Connected division were approximately $2.3 million, out of a total of $14.8 in operating expenses for the Company.  Of the $2.3 million, $2.1 million was included in operating expenses primarily related to research and development and sales and marketing expenses and $0.2 million was included in the cost of revenues and negatively impacted our gross profit margin. Starting a new business involves considerable risk and uncertainty. As such, we can make no assurances that our Oplink Connected division will be commercially successful.  The risks we face in making this new business a success include the following:

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

If we fail to adequately address any of these risks, our new Oplink Connected business may fail.  As part of our ramp-up for our upcoming product launch from this venture, we are purchasing substantial amounts of inventory.  If we are not successful in our product launch, we may need to write off this entire inventory, which would result in an immediate and material reduction to our net income for the period in which we record the write-off.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and engineering.  Because the costs for research and development (R&D) of new products and technology are expensed as incurred, such costs will have a negative impact on our reported net operating results until such time (if ever) that we generate product revenue from such R&D.   For example, we are currently expending substantial R&D resources towards developing 100G products to stay competitive and keep pace with changes in our industry.  However, we do not yet have any meaningful 100G product revenue, and there can be no assurance that our 100G products (or other new products) will be commercially successful.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended March 30, 2014 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 30, 2013 – January 26, 2014	--	$--	--	$23,564
January 27, 2014 – February 23, 2014	258	$16.73	258	$19,252
February 24, 2014 – March 30, 2014	650	$17.11	650	$8,130
Total	908	$17.00	908

On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, we repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. During the nine months ended March 30, 2014, we repurchased 0.9 million shares at a price of $16.99 per share for a total purchase price of $15.6 million under the program. As of March 30, 2014, approximately $8.1 million was available for future purchase under this share repurchase program.   On May 8, 2014, our Board of Directors approved a new program to repurchase up to $40 million of our outstanding common shares.  Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

OPLINK COMMUNICATIONS, INC.
Date: May 8, 2014	/S/ Shirley Yin
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