Form 10-K
period 2014-06-29
OPLINK COMMUNICATIONS INC
filed 2014-09-15
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
    (Mark One)
	☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2014
Or
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
 Commission File Number 001-35656

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
Large accelerated filer  ☐           Accelerated filer ☑                  Non-accelerated filer ☐         Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 29, 2013 (the last trading day of the registrant's most recently completed second fiscal quarter), was approximately $332.9 million based upon the closing price reported for such date by the NASDAQ Stock Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded. Exclusion of such shares should not be construed to indicate that such persons possess the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant.
As of August 24, 2014, approximately 17,115,851 shares of the registrant's common stock, $0.001 par value, were outstanding.
Documents Incorporated by Reference:
The information called for by Part III is incorporated by reference to specified portions of the registrant's proxy statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after June 29, 2014, the end of the registrant's fiscal year.

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

Item 1.  Business

Overview
Oplink Communications, Inc. ("we", "Oplink", or the "Company") was incorporated in California in September 1995 and was later reincorporated in Delaware in September 2000. Our headquarter is located at 46335 Landing Parkway, Fremont, California 94538 and our telephone number at that location is +1-510-933-7200.  We also have manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China and in Taipei and Hsinchu, Taiwan.
We design, manufacture and sell optical networking components, modules and subsystems. Our products expand optical bandwidth, amplify optical signals, monitor and protect wavelength performance, redirect light signals, ensure signal connectivity and provide signal transmission and reception within an optical network. Our products enable greater and higher quality bandwidth over longer distances, which reduce network congestion, transmission costs and energy consumption per bit. Our products also enable optical system manufacturers to provide flexible and scalable bandwidth to support the increase of data traffic on the Internet and other public and private networks.

We provide over 68 different product categories that are sold as components and modules, or are integrated into custom solutions at the circuit pack or subsystem level. Our high quality optical subsystems and components are used for bandwidth creation, bandwidth management, interconnect and transmission applications. Our products and solutions can be applied to all segments of the fiber optic network infrastructure including long-haul networks, metropolitan area networks ("MANs"), local area networks ("LANs"), mobile backhaul, Cloud networks, Web 2.0 data centers and fiber-to-the-home ("FTTH") networks.

We work closely with the world's leading optical networking equipment customers in providing our solution and products to their exacting requirements during the product design and development cycle. This provides us with the ability to respond to the quality, time-to-market, and volume production requirements of our customers when their systems are ready for commercial deployment.

Our broad product portfolio features solutions for next-generation reconfigurable optical add-drop multiplexing ("CDC ROADM"), wavelength selective switch ("WSS"), dense and coarse wavelength division multiplexing ("DWDM" and "CWDM," respectively), optical amplification, signal switching and routing, signal conditioning and monitoring, fiber interconnect/termination/distribution and up to 100Gbps high speed transmission applications. Our addressable markets include long-haul networks, MANs, LANs, mobile backhaul, data center Cloud networking and FTTH networks. Our customers include telecommunications, data communications and cable TV equipment manufacturers, as well as data centers, Web 2.0 providers and system integrators located around the globe.
We also serve as a photonic foundry to provide design, integration and optical manufacturing solutions ("OMS") for advanced and cost-effective components and subsystem manufacturing at our principal facility in Zhuhai, China. We offer expert OMS for the production and packaging of highly-integrated optical subsystems and turnkey solutions, based on a customer's specific product design and specifications. Likewise, we offer lower levels of component integration for customers who place value more on flexibility than turnkey solutions. Our OMS customers include telecommunications, data communications and cable TV equipment manufacturers located around the globe.

Our transmission product portfolio includes fiber optic transmitters, receivers, transceivers and transponders. Optical transmission products convert electronic signals into optical signals and back into electronic signals, thereby facilitating the transmission of information over fiber optic communication networks. Our optical transmission products are used primarily in MAN, LAN, mobile traffic backhaul, cloud networking and FTTH applications. Our transmission products are engineered with varying levels of integration to suit customers' needs. The lowest level of integration involves separate transmitter and receiver modules, which provides our customers the greatest flexibility in product design by allowing them to place the transmitters and the receivers according to their design specifications. Transceivers provide the next level of integration. Transceivers place both the transmitter and receiver in the same package with a dual fiber or connector interface. We also provide transceivers with build-in transmit and receive optical multiplexing and demultiplexing optical filters so only a single fiber or connector interface is needed for bi-directional optical transmission.

We also have a business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. As we continue to focus on driving shareholder value and increasing operational efficiencies, we have commenced a process to seek strategic alternatives for this business, including a possible sale of all or part of this business. The Oplink Connected business will be classified as discontinued operations beginning in the first quarter of fiscal 2015.

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

We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with, or furnish it to, the SEC. These reports can also be obtained from the SEC's Internet website at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our fiscal year ends on the Sunday closest to June 30 of each year. Interim fiscal quarters will end on the Sunday closest to each calendar quarter end. Fiscal 2014, 2013 and 2012 consisted of 52 weeks. For further information, please see "Note 1 – The Company" of the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Our Solution

We are a leader in the optical industry and are uniquely positioned to provide unparalleled OMS to our customers for the cutting edge, integrated solutions that can be rapidly and cost effectively deployed in communications networks around the world. Our OMS business represents customized optical solutions at the circuit pack and subsystem levels.

The customized, variety-rich, engineering-support-intensive and high reliability nature of optical equipment manufacturing makes our OMS service an ideal choice for system and subsystem companies seeking a cost-effective manufacturing partner. We possess the expertise and versatility in product design and development to provide the high responsiveness and flexibility much expected in today's markets, leading to shortened design cycle time and reduced production cost. Such design, new production introduction and in-house volume manufacturing capabilities are vertically integrated primarily at our 574,000 square feet facility in Zhuhai, China, which is equipped with an 182,000 square feet Class-100K clean room.

We offer a wide range of engineering and design services, which include:

-	Optic-centric design;

-	Electrical system design;

-	Software and firmware development;

-	Thermal management;

-	Mechanical design;

-	System integration; and

-	Standards compliance.

We offer customers turnkey solutions including the following value-added services:

-	Optical Product Design and Optimization. We provide optical design, mechanical design, printed circuit board ("PCB") layout and electrical design and software and firmware design services to our customers.

-	Prototyping. To facilitate successful and timely new product introductions, our manufacturing team rapidly delivers small quantities of products, or prototypes, to test and ensure product functionality and viability prior to volume production.

-	Expert Assembly and Packaging. We offer extensive experience in integrated assembly and packaging optimization to meet even the most challenging specifications.

-	Testing. We carry out full optical and electrical system and component testing for customers to test for reliability, compliance and subsystem integration.

-	System Integration. We provide full system integration with performance testing, validation and guaranteed product performance. The integration and testing can be performed with any customer specified hardware or designs.

-	Customer Care. We provide preorder and post-sales customer support, access to engineering support, flexible order fulfillment/shipment and customer training around the globe.

-	Comprehensive Supply Chain Management. We employ a synchronized and fully integrated supply chain model that addresses integration challenges specific to the optical environment as well as key logistical concerns. We leverage our extensive expertise in the optical industry in our selection of reliable suppliers with the highest quality products for customers.

-	Global Distribution. We provide customers with the flexible, worldwide shipment of assembled product.

Our Strategy

We provide highly integrated optical sub-systems, pioneering design services and custom solutions to network equipment makers. By leveraging our well-established core competencies in optical design and manufacturing, we are able to serve not only equipment makers selling to end-customers, but also module and component makers in need of a manufacturing partner.

The core elements of our strategy are:

Strengthening and expanding our leadership in passive optical products. We have successfully transformed from a pure components maker from our inception through IPO to a leading supplier today offering a comprehensive product portfolio encompassing passive components, modules and subsystems. We believe that our dedication to developing a diversified product line together with our manufacturing efficiency has positioned us well to provide system equipment makers with state-of-the-art tools, e.g., ROADM or its building blocks such as WSS, optical amplifier, amplifier array, multiplexer/demultiplexer, multicast switch, tunable filter and optical performance monitor, for enhancing bandwidth provisioning and lowering network costs. It is projected that with the ever-increasing demand for bandwidth fueled by Cloud computing, mobile traffic, peer-to-peer networking traffic, internet video content, file sharing, IPTV, online gaming, music downloading and a myriad of other applications, the network infrastructure build-out and data center expansion will continue over the coming years. We believe that a focus on strengthening and expanding our leadership in passive optical products, which unlike the active products are agnostic to the data rate evolution to 40G/100G/200G/400G, is central to our business success in the future.

Innovation through integration and miniaturization based on commercially proven technology platforms. We understand that developing new products requires substantial investment with long and uncertain profitability cycles. As such, we seek to leverage our product development spending through incremental integration/hybridization and miniaturization based on existing technology platforms that are already widely available, including optical thin-film coating, free-space micro-optics, fused fiber optics, Micro-Electro-Mechanical Systems ("MEMS"), Planar Lightwave Circuit ("PLC") or Arrayed-Waveguide Grating ("AWG") and Liquid Crystal ("LC"). In addition, we are proactively exploring optical technologies established outside the telecom industry to cultivate product ideas which could benefit our core business growth.

Growing market share in 10G and 100G transceivers for metro and Web 2.0 data center applications. We are focused on seeking to offer our customers best-in-class pluggable transceivers for 10G and 100G metro/aggregation DWDM and CWDM optical networking applications, capitalizing on the increasing demand for bandwidth upgrade and industry-wide transition from traditional larger footprint, higher power consumption 300-pin transponders to smaller, low power dissipating XFP and SFP+ form factors. We believe that our global product development model with integrated engineering teams both in the US and China will enable our worldwide customers to improve time-to-market with optimal features, performance and cost. To address diverse customer network deployment conditions, we offer a broad portfolio of 10G DWDM and CWDM XFP and SFP+ products with a wide range of operating temperature ranges, as well as cost-effective non-coherent direct detection 100G DWDM CFP and CFP2 solutions.

Enhancing engineering capabilities in China. In parallel to building solid manufacturing operations in China, we have recognized the equal importance of leveraging the local talent in product design and development and significantly increased the engineering workforce in our facilities in Zhuhai and Wuhan, China. While research and development ("R&D") resources in the U.S. participate in customer application support and focuses on developing advanced IP and prototypes, engineering teams in China have taken on an increasingly larger role in new product introduction. As a result, we are able to maintain relative lower overhead expense to better compete in the marketplace and deliver shareholder value.

One-Stop-Shop OMS solution provider. As an inventor and leader of the OMS or photonic foundry model, we offer a one-stop-shop approach or turnkey solutions that are customized to our customers' specific needs. One-stop-shopping is being increasingly demanded by our customers, the telecommunications network vendors. Our customers are increasingly requiring optical component suppliers to take advantage of developments in product integration to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing. Therefore, we believe that suppliers like us who are able to offer a more integrated manufacturing solution to customers will have an advantage over suppliers who can only offer discrete optical components. The vertical integration of our design and manufacturing capability enables us to consistently deliver the highest quality, lowest cost products to our customers as well as to respond rapidly to design or specification changes which would shorten our customer's time-to-market. We believe that offering a broad range of solutions increases our penetration of existing and new customers.

Continuous focus and deepening vertical integration to improve our cost structure. We maintain vertically integrated photonic manufacturing facilities in low-cost overseas locations. Our low-cost manufacturing facilities allow us to do full design work in-house which enables us to supply cutting edge products at the lowest possible cost in the industry.

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

Customer satisfaction. We place a high value on our relationships with our customers around the world, large and small. To date, we have created more than 10,000 customized product specifications to fulfill customers' exact requirements. We believe that building a long-term mutual trust with our customers is instrumental to nurture sustainable business growth and cultivate a healthy ecosystem.

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
Wavelength Expansion Products. In fiber optic communications, different signals are transmitted over multiple wavelengths. With increases in the number of wavelengths and data rates, spacing between the channel wavelengths narrows and it becomes increasingly difficult to separate and combine them. We offer wavelength expansion products that are designed to enable the combination and separation of individual wavelengths in all parts of the network including emerging access, metro networks and long haul networks. We offer the following products to handle these tasks:

-	Dense Wavelength Division Multiplexers ("DWDM"). A DWDM is a solution for scalable, reliable, protocol independent bandwidth creation. A DWDM is an integrated optical module or subsystem that combines two or more wavelengths for transmission over a single fiber or separates these wavelengths at the receiving end. Our DWDM module and subsystem solutions are derived from an array of high performance technologies including thin-film filters and arrayed waveguide grating, or AWG. Our solutions are available in a variety of channel spacing.

-	Coarse Wavelength Division Multiplexers ("CWDM"). A CWDM, is a solution for cost-effective bandwidth creation in the mobile backhaul, access, cable TV and metro environments. A CWDM is an integrated Mux/Demux module or subsystem that combines/separates, respectively, two or more wavelengths at a channel spacing that is defined much wider than that for standard DWDM.

-	Band Wavelength Division Multiplexers ("BWDM"). BWDM, products help manage multiple International Telecommunication Union, or ITU, channels within Mux/Demux or optical add/drop applications. BWDM products facilitate the design of flexible (pay as you grow) low loss architectures as well as enable the design of complex mesh and ring networks. We offer a variety of BWDM products for the 50, 100 and 200 GHz channel spacing plans.

-	DWDM Interleavers. A DWDM interleaver is an optical component that combines two sets of light signals each spaced at alternating ITU channel numbers from two separate fibers into a single fiber, which effectively doubles the capacity of the optical network system, or conversely, separates a single light source into two sets of alternately spaced signals. This unique bandwidth doubling capability, together with the AWG module, enables a cost-effective Mux/Demux solution for network operators with the pay-as-you-grow upgrade option for today's 50GHz grid network. Our interleaver has also facilitated the deployment of network that is founded on Photonic Integrated Circuit ("PIC").

Optical Amplification Products. Optical fiber amplifiers are widely deployed in optical communications networks to enhance the optical signal power. Optical signals naturally lose power and eventually are lost after traveling a long distance along an optical fiber in traditional long haul networks. In emerging access or metro networks, optical signals lose power also at add/drop nodes, which are those locations in a network where wavelength channels enter or exit the node. Such attenuated optical signal can be intensified with Erbium Doped Fiber Amplifiers ("EDFA"), or with Raman amplifiers, neither of which require optical-to-electrical conversion. The amplifiers are arranged along fiber cable lines at regular intervals in long haul networks or at selected nodes in access and metro networks to enable the optical signal to reach its destination clearly.
A typical amplifier consists of a fiber, one or multiple pump lasers and a number of passive fiber optic components. We offer both the EDFA and Raman amplification products except the standalone third party pump laser. Our optical amplification products include the following:
-	Gain Blocks ("GB"). Gain blocks are integrated optical subsystem building blocks consisting of Erbium Doped Fibers ("EDFs"), one or multiple pump lasers and passive fiber optic amplifier components to boost the intensity of an incoming optical signal. The electronic control circuit is excluded from the gain block. Pump lasers are active optical components used in optical amplifiers such as EDFAs to amplify or regenerate light signals that naturally suffer loss while traveling over distance within an optical network.

-	Raman Gain Modules. Raman gain modules achieve signal amplification by employing multiple high power pump lasers in the 1400nm range and passive fiber optic components based on the stimulated Raman scattering principle in a distributed manner over kilometers of the regular fiber rather than using the EDF. The resulting benefits are lower noise and therefore higher optical signal-to-noise ratio ("OSNR"), facilitating longer signal reach in the long-haul optical transport network. A Raman gain module is typically used alongside an EDFA in a so-called hybrid amplifier configuration.

-	EDFAs. Erbium Doped Fiber Amplifiers are optical subsystems that employ, in addition to all the elements used in a gain block, advanced electronics, firmware and software to control the optical gain of an incoming optical signal.

-	Wavelength Division Multiplexers ("WDM") Pump/Signal Combiners. Micro-optic WDM pump/signal combiners are components that combine power for the optical amplifier. They are used to efficiently combine signal light with pump laser sources.

Integrated Hybrid Components. These components can combine the functionality of two or more optical components, including isolator, tap coupler and WDM pump/signal combiner. The main advantage of hybrid components is that they minimize the amplifier package size, increase reliability and reduce manufacturing cost.

-	WDM Pump Combiners. WDM pump combiners are used to increase the power of an optical amplifier by combining multiple pump lasers of different wavelengths into one common pump source for amplification.

-	Polarization Beam Combiners. Polarization beam combiners are optical components that combine two light sources of different or same wavelengths but orthogonal polarizations to increase the power output of an optical amplifier.

-	Integrated Polarization Beam Combiner and Depolarizer ("IPBCD"). Used in Raman or Hybrid Raman/EDFA amplifiers, IPBCD serves the dual function of combining two pump lasers and scrambling the polarization of light to improve amplifier efficiency and performance.

-	Gain Flattening Filters. Gain flattening filters are used to ensure that signals are amplified by equal amounts. Our thin film filter technology employs multiple layers of optical materials on glass substrate to adjust optical output at different wavelengths to meet the needs of high power amplifiers.

-	Isolators. Isolators are fiber optic devices that transmit light in only one direction, thus preventing unwanted reflected light from returning to its laser source or EDF. Reflected light can interfere with a laser's performance and create noise, which can impair system performance in optical networks.

-	Tap Couplers. Tap couplers transfer a small amount of optical signals from the main fiber into a secondary fiber. They are widely used for system monitoring purposes or for power splitting and have a very low insertion loss.
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

Optical Switching and Routing Products. As optical networks become more complex, there is an increasing demand to provide switching and routing capability to direct optical signals across multiple points in the network. We supply optical fiber switching and routing products that provide all-optical signal switching between fibers for up to sixty-four different end destinations. Our optical switching and routing products include the following:
-	Optical Add/Drop Multiplexers ("OADMs"). OADMs are used when part of the information from an optical signal carried on the network is demultiplexed, or dropped, at an intermediate point and different information is multiplexed, or added, for subsequent transmission. The remaining traffic passes through the multiplexer without additional processing. The OADM is typically used for rerouting a number of specific optical wavelengths with different end destinations. OADMs can also include other optical components such as optical conditioning products or optical monitoring products for increased functionality.

-	Wavelength Selective Switches ("WSS"). WSS provides network operators the ability to remotely and dynamically distribute (i.e., mux/demux and switch), attenuate and block an arbitrary combination of a set of signal wavelengths within a modern ring or mesh network node. Such complex, composite per-wavelength multiplexing, switching and conditioning functionality is achieved all in the optical domain without the optical-to-electrical-to-optical ("OEO") conversion. We provide liquid crystal based in-house solutions that address such fast growing needs in both the high-degree core and low-degree edge networks as operators emphasize flexibility and cost performance in wavelength provisioning.

-	Reconfigurable OADMs ("ROADMs"). ROADMs combine OADM functionality, WSS, signal amplification, signal monitoring product, electronic control circuitry, integrated firmware and software to add remote configuration and provisioning flexibility to the network by allowing the dynamic add/drop of selected optical wavelengths having variable amplitudes for different end destinations.

-	Multicast Switch ("MCS"). Typically used in a twin MxN configuration, a twin MCS is a critical building block that enables the contentionless signal Add/Drop function in the next-generation CDC ROADM architecture, where signals of the same wavelength from different light paths arriving at a same M-degree node can be simultaneously dropped or added for service; hence, contention-free, or contentionless.

-	Switches. Our optical switches, based on opto-mechanical designs, are devices that can direct optical signals to different end destinations. We offer a variety of switch configurations ranging from the most simplistic 1x1 (on-and-off), 1x2 and dual 1x2 (integrated two 1x2's in 1 package) through 2x2, 1x4, 1x8 and 1x16 to the most sophisticated 1x64 that is used in remote fiber test systems for performance monitoring and fault locating to reduce network down time and save operational cost in Passive Optical Network ("PON"), a.k.a. FTTH network.

-	Circulators. Circulators consist of sophisticated micro-optic components that are used to re-direct optical signals. Circulators are used in dispersion compensation devices that have been widely deployed in modern non-coherent 40G networks, inside some of the WSS products, and in applications where bi-directional signal transmission is called for to save substantial fiber cost and management.
Wavelength Conditioning Products. For reliable fiber optic communication systems, the light signal intensity needs to be controlled. For example, excess input power can overload the receivers and an optical attenuator is used to reduce the input signal to the level required by the receiver. Wavelength conditioning products are used in optical networks along with DWDM multiplexers and demultiplexers, optical amplifiers, and re-configurable optical add drop multiplexers to provide the power control functions. Our wavelength conditioning products include the following:

-	Variable Optical Attenuators ("VOAs"). VOAs, are optical devices that reduce the power of the optical signal in DWDM networks to ensure that all optical signals within a network have desired power. The amount of power reduction of a particular optical signal can be adjusted to match the power of other optical signals in the network thereby enhancing network performance and service quality.

-	Variable Multiplexers. Variable Multiplexers combine multiple ITU channel signals along with the function of adjusting the power level. The subsystems attenuate the power level of individual ITU signals to achieve equalization of the spectrum or blocking specific channels.

-	Dynamic Band Equalization Products. Dynamic band equalization products monitor and adjust power levels of multiple bands of ITU channels. These subsystems separate multiple ITU channels into bands of channels, and then monitor and control the power levels of these bands through standard telecommunication interfaces such as RS232 and then combine these multiple bands onto a single fiber. They are used for power equalization in various parts of the network including metro and long haul.
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
We offer the following products that enable service providers to monitor network performance and make necessary decisions for traffic flow and network efficiency:
-	Supervisory Channel WDM. Our supervisory channel WDM is an integrated component that separates the network supervisory channel from the signal channels for use in monitoring the network performance.

-	Integrated WDM Monitor Arrays. Our integrated WDM monitor arrays convert optical signals into electrical signals for network wavelength selective power monitoring. This module combines multiple network power monitoring functions in a single module and integrates WDM filters and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not signals are being transmitted properly through the network.

-	Integrated Tap Monitor Arrays. Our integrated tap monitor arrays convert optical signals into electrical signals for network signal power monitoring. This module integrates a tap coupler, a device that splits the light power, and third-party photo detectors, a device supplied by other optical component manufacturers that receives a light signal in an optical network and converts it into an electrical signal. These integrated modules allow communications service providers to monitor whether or not optical signals are being transmitted properly through the network.

-	Optical Channel Monitors ("OCM"). Our OCM provides real-time feedback about system performance and adds intelligence to network element management. It uses a single tunable optical filter to sweep through all optical channels, measures the filtered signal with a single photo detector, analyzes the measured spectrum with proprietary algorithm and reports the signal power, OSNR, signal wavelength, signal modulate rate, and signal fidelity.

-	Wavelength Locker. Our standalone athermal etalon-based locker provides precision wavelength tracking and stabilization of the individual signal channels in a DWDM system. When used with a tap splitter and a tunable filter, a single such wavelength locker can be shared among all signal lasers and thereby eliminate the need of integrating a separate locker inside every laser package, resulting in a lower cost of ownership for the entire system.

-	Wavelength Protection Subsystems. Our multi-channel wavelength protection subsystems are integrated solutions that combine tap couplers, splitters, switches, electronics, firmware, software and third-party photo detectors. These subsystems integrate network switching protection functions and monitor optical signal quality such as optical power in response to unexpected disruption in the optical network. They provide redundant path protection with fast routing and switching with network fault management and diagnostic capability.

Optical Interconnect Products

The acquisition of Emit Technology Co., Ltd. ("Emit") in early 2010 enabled us to offer communications system equipment makers a broadened suite of precision-made, cost-effective and reliable optical connectivity products to establish multiple-use, quick pluggable fiber links among network devices for bandwidth deployment, as well as in a test and measurement environment for a wide range of system design and service applications.

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

SFP+ Transceivers. Enhanced small form-factor pluggable, or SFP+, transceivers are similar products to SFP while delivering the signal at 6-10Gbps. It is also "hot-pluggable" and can be removed or inserted into the equipment without turning off the power of the system. They are initially deployed for 10Gbps LAN, SAN (storage area network) and datacenter applications. With most efficient measurement in Gbps per watt per cubic centimeters, they are increasingly deployed for broader range of applications, including MAN and WDM optical networking applications.

XFP Transceivers. 10 Gigabit small form-factor pluggable is a hot-pluggable, protocol-independent optical transceiver with built-in clock and data recovery circuits for 10 Gigabit per second SONET/SDH, Fiber Channel, gigabit Ethernet, 10 Gigabit Ethernet and other applications, including CWDM and DWDM optical networks. It includes digital diagnostics and the electrical interface specification is a portion of the XFP Multi Source Agreement specification.

CWDM Transceivers. Coarse wavelength division multiplexing, or CWDM, transceivers allow the aggregation of multiple channels of optical signals onto a single optical fiber by utilizing different wavelengths. The CWDM transceivers use lasers with wide channel wavelength spacing, typically 20nm, which allows the equipment to achieve a lower overall system cost. This lower cost is the result of a lower transmitter cost with relaxed temperature and wavelength control, as well as a lower optical MUX/DMUX cost due to wider tolerance on the wavelength stability and bandwidth.
Our CWDM transceivers are available in all the common industry standard transceiver footprints of 1x9, 2x9, GBIC, SFF, SFP,  XFP and SFP+, and provide up to 16 wavelength channels at nominally 1271nm, 1291nm, 1311nm, 1331nm, 1351nm, 1371nm, 1391nm, 1411nm, 1471nm, 1491nm, 1511nm, 1531nm, 1551nm, 1571nm, 1591nm, and 1611nm. They are available in a multi-rate format that allows operation at all speeds from 125 Mbps Fast Ethernet up to 10Gbps 10GbE and OC-192 SONET/SDH. Our CWDM transceiver products are available in industrial operating temperature option (-40 to +85 degrees Celsius).
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
GEPON Products. Our GEPON product offering supports optical network unit ("ONU") and optical line terminal ("OLT") applications. The GEPON modules transmit a duplex 1.25Gbps optical signal over a single fiber between the OLT and ONU modules for both 10 kilometer and 20 kilometer transmission ranges. The OLT module transmits via a 1490nm laser source and the ONU unit transmits via a 1310nm laser source. We also offer "Turbo GEPON" transceivers that support 2x GbE data rate for increased bandwidth capacity.

40G/100G CFP/CFP2/CFP4 Transceiver Products. We are in development of state-of-the-art high-data rate transceiver products that enable transmission of optical signals at 40Gbps and 100Gbps over a single fiber. A typical 40G or 100G transceiver includes build-in wavelength division multiplexing of multiple channels of lower speed optical signals for the transmitter side, and demultiplexing of composite multiple channels of lower speed optical signals on the receiver side. With high-degree of integration of optical WDM components with optoelectronics devices, mixed-signal integrated circuits and embedded micro-controller, 40G/100G transceivers enable  cost efficient deployment of high bandwidth networking systems.

Customers

We sell our products worldwide to telecommunications, data communications and cable TV equipment manufacturers worldwide. In certain cases, we sell our products to our competitors or other component manufacturers for their resale or integration into their own products. A small number of customers have accounted for a significant portion of our net revenue.  Our top five customers, although not the same five customers for each period, together accounted for 51%, 50% and 45% of our revenues in fiscal 2014, 2013 and 2012, respectively. Coriant (formerly known as Tellabs) and Hua Wei Technologies Co. Ltd. ("Huawei") each accounted for greater than 10% of our revenues in fiscal 2014, 2013 and 2012. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers, although potentially not the same customers period to period. For further information, please see  "Concentration of Credit Risk" under "Note 2 – Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Backlog
We are substantially dependent upon orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times, and which are frequently subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, we do not believe that our backlog is a reliable indicator of our future revenues.
Marketing, Sales and Customer Support

We market and sell our products through both direct sales and distribution channels.  We use a global direct sales force based in the U.S. and Asia. Our direct sales force works with our product engineers, product marketing and sales operations teams, in an integrated approach, to address our customers' current and future needs.  We currently have outside sales representatives and distributors selling our products in India, Japan and South Korea.
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
Research and Development
Our research and development activities are focused on enhancing our current optical communications products and developing new technologies and products to serve the current and next-generation communication markets. Our engineering team has extensive experience in design, packaging, processing, electrical, mechanical, firmware and software in the fields of fiber optic components, integrated optic modules and subsystems.

Our primary research and development facilities are located in Fremont, California and Zhuhai and Wuhan, China. We also perform product research and development at our facility in Hsinchu, Taiwan. Our research and development expense was $29.6 million, $25.7 million and $22.4 million in fiscal 2014, 2013 and 2012, respectively.

Manufacturing
We currently manufacture substantially all of our subsystems, modules and components at our manufacturing facilities in Zhuhai, China. We manufacture part of our optical interconnect products at our facility in Taipei, Taiwan. We perform thin film optical coating and precision optics manufacturing in Shanghai, China. We maintain a pilot line at our headquarters in Fremont, California. Our facility in the Zhuhai Free Trade Zone maintains complete in-house manufacturing capabilities including component and module design, integration, production and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control. We also plan to continue to develop automated manufacturing systems to provide higher throughput, improve yields and reduce manufacturing costs.

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

Quality

We have established a quality management system to assure that the products we provide to our customers meet or exceed industry standards. Oplink's products undergo rigorous qualification tests and studies and are conducted according to Telcordia standards. Oplink's ongoing reliability testing builds upon industry standards to establish continuous reliability improvements through intensive tests and performance measures. These systems are based on the international standard ISO 9001. Our U.S. headquarters are third-party certified to the ISO 9001-2008 standard and TL 9000 Telecommunications quality standard. Our manufacturing operations at Zhuhai, China are third-party certified to the ISO 9001-2008 standard, TL 9000 Telecommunications quality standard, and ISO 9001 and ISO 14001 environmental management standards.
Competition
The markets in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including:
-	competitive pricing;

-	the quality of our manufacturing processes and products;

-	the breadth of our product line;

-	offering short-lead times;

-	availability, functionality, feature, performance and reliability of our products;

-	our ability to participate in the growth of emerging technologies;

-	the ability to win designs through prototyping;

-	established relationships with key customers;

-	ability to provide technical design support;

-	the compatibility of our products with existing communications networks;

-	global economic condition;

-	manufacturing capacity and capability; and

-	our financial strength.

We believe that our principal competitors are the major manufacturers of optical subsystems and components, including both vendors selling to third parties and business divisions within communications equipment suppliers. The market for fiber optic modules is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optic Products, Avago Technologies, DiCon Fiberoptics, Finisar, Furukawa, JDS Uniphase, NEL Hitachi Cable, NeoPhotonics, Oclaro, Optoplex, Santec, Accelink, Photop Technologies/II-VI, O-Net, Source Photonics, Sumitomo Electric and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

Intellectual Property
As of the filing date of this report, we have been granted 193 issued patents and have 24 patent applications pending with the U.S. Patent and Trademark Office for various technologies and products. The terms of our patents are computed in accordance with United States federal patent statutes. In general, this means that a patent will have a term expiring twenty years from its filing date. In addition, we currently have 27 issued patents and 15 pending patent applications in the People's Republic of China, 7 issued patents and 5 pending applications in Taiwan, 3 issued patents and 1 pending application in Canada, 1 issued patent and 6 pending applications in the European Union, and 1 pending application in Japan.

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

Employees

As of June 29, 2014, we had approximately 3,716 employees worldwide, with approximately 155 employees located in the United States. None of our employees in the United States are represented by a labor union. All of our employees in China are represented by a labor union formed on November 6, 2001, pursuant to the Labor Union Law of China. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Financial Information About Geographic Areas
The geographic breakdown of revenues by customers' ship-to location is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Revenues:
United States	$80,251	$68,199	$60,847
China	49,554	49,388	40,793
Europe	22,582	20,792	25,662
Japan	13,953	13,507	15,938
Other	38,441	31,514	31,688
Total	$204,781	$183,400	$174,928

The breakdown of property, plant and equipment, net by geographical location is as follows (in thousands):

	June 29, 2014	June 30, 2013

China	$37,827	$34,640
United States	6,424	6,420
Taiwan	7,862	6,627
Total	$52,113	$47,687
Executive Officers
The following table sets forth certain information regarding our executive officers:
Name	Age	Position
Joseph Y. Liu	63	Chairman and Chief Executive Officer
Peter Lee	40	President and Chief Operating Officer
Shirley Yin	46	Executive Vice President and Chief Financial Officer
River Gong	51	Executive Vice President, Worldwide Sales
Stephen M. Welles	46	Senior Vice President, General Counsel and Secretary

Joseph Y. Liu, one of our founders, served as our Chief Executive Officer from September 1999 to November 2001.  He took the Company public in October 2000 and retired from the CEO position in 2001.  In August 2002, Mr. Liu was re-appointed to serve as our CEO and has remained in that position since that time.  Mr. Liu has served as a member of our Board of Directors since our inception in 1995, serving as Chairman of the Board from November 2001 to August 2002 and from November 2009 to present. Prior to founding the Company, Mr. Liu was General Partner at Techlink Technology Venturs and Chairman of Techlink Corp., a semiconductor equipment and technology company, for more than ten years. Prior to that, he spent more than five years working as a Semiconductor Processing/Equipment Engineer and Section Manager for Mostek, Motorola and National Semiconductor.  Mr. Liu also served as a Board Member of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog semiconductor company, from September 2000 until its acquisition by Diodes, Inc. in March 2013. Mr. Liu received his B.S. in Chemical Engineering from CSU Taiwan and his M.S. in Industrial Engineering from Cal State University, Chico.

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
Directors

The following table sets forth certain information regarding our directors as of August 31, 2014:

Name	Age	Position
Joseph Y. Liu	63	Chairman and Chief Executive Officer
Chieh Chang	62	Director
Tim Christoffersen	72	Director
Jesse W. Jack	78	Director
Hua Lee	62	Director

Joseph Y. Liu's biography is set forth above under "Executive Officers."
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

Tim Christoffersen has been a member of our Board of Directors since November 2009. Mr. Christoffersen served on the board of directors of Genesis Microchip Inc. from August 2002 until January 2008. From June 2004 to April 2006, Mr. Christoffersen was Chief Financial Officer of Monolithic Power Systems, Inc. (MPS), a semiconductor company, and served on MPS's board of directors and as chairman of the board's audit committee from March 2004 to July 2004. Mr. Christoffersen served as a financial consultant to technology companies from 1999 to 2004. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips and Technologies, Inc. from 1994 to 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master's degree in Divinity from Union Theological Seminary in New York City.
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

Our operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate significantly in the future.  During the past two fiscal years, our GAAP results have fluctuated from net income of $4.5 million for the quarter ended June 30, 2013 to a net loss of $4.2 million for the quarter ended June 29, 2014, our most recently completed quarter. The factors that are likely to cause these variations include, among others:

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

-
special or non-recurring items that can significantly increase or decrease GAAP net income such as charges for excess or obsolete inventory, one-time tax benefits or charges, impairment charges or restructuring charges;

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

Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future.   Factors that may cause our gross margins to fluctuate include reserve charges for excess inventory, shifts in our products sold, decreases in average selling prices for our products, our ability to successfully develop new products, and our ability to manage manufacturing, labor and materials cost.  We must purchase the primary components going into certain of our product families, including our ROADM products and our transceiver products, from third party suppliers, which can limit our ability to improve gross margin on sales of such products.  In addition, our industry has been characterized by declining product prices over time, and we are under continuous pressure to reduce our prices to increase or even maintain our market share.

We are seeking strategic alternatives for our Oplink Connected business, including a sale of the business, and we may not be able to recover our investment in that business.

As we have previously announced, we are seeking strategic alternatives for our Oplink Connected business, including a sale of the entire business unit.  The process for seeking interested buyers and investors is underway, but we do not yet know whether we will be successful in finding an interested party willing to pay a meaningful price for the business. If we are unable to find interested buyers, we may consider other alternatives for the business, such as discontinuing its operations, in which case we would be unable to recover our investment in the business.

We depend on third party suppliers for key materials and components needed to manufacture our products.

We purchase key components needed to manufacture our products from third party suppliers.  For example, we purchase wavelength selective switches (WSS), a key component in our ROADM products, and transmission optical sub-assemblies (TOSAs), a key component in our transceiver products, from third party suppliers.

A number of our third-party suppliers have had capacity issues in the past, and we may face shortages and/or delays in the availability and delivery of key materials and components. Difficulties in obtaining materials and components may delay or limit our product shipments, which could result in lost orders and/or our increased lead-times for delivering products to our customers. We obtain some of our key materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. We could also experience discontinuation of key components, price increases and late deliveries from our suppliers.

In addition, some of our suppliers are potential competitors, or may be acquired by our competitors, and may choose not to supply key components to us in the future at reasonable prices, or at any price.  For example, our key suppliers that provide us with WSS components for our ROADM products may begin to compete with us by selling complete ROADM products, or they could be acquired by other companies that currently manufacture and sell ROADMs, in which case we would be at risk of losing our supply of WSS components necessary to make and sell our ROADM products.

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

The markets in which we compete are tied to the aggregate capital expenditures by carriers as they build out and upgrade their network infrastructure. These markets are highly cyclical and characterized by constant and rapid technological change, price erosion, evolving standards and wide fluctuations in product supply and demand. In the past, these markets have experienced significant downturns, often connected with, or in anticipation of, the maturation of product cycles - for both manufacturers' and their customers' products—and with declining general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.
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

Further, as the communications industry consolidates and realigns to accommodate technological and other developments, our customers and service provider end users may consolidate or align with other entities in a manner that may delay orders and harm our business. Our customers' continued outsourcing might result in their utilizing large well-established contract manufacturers to provide final system assembly, rather than utilizing us for final system assembly. We may therefore be required to provide lower level components to these contract manufacturers rather than final system assembly to our current customers, potentially resulting in reduced revenues and lower gross margins and profits. Furthermore, these contract manufacturers may seek other sources of components, which could harm our operating results.

We expect volatility in our stock price, which could cause you to lose all or part of your investment.

We expect the market price of our common stock to fluctuate significantly. Within the last two fiscal years, the market price of our common stock has fluctuated from a intra-day high of $22.54 on August 9, 2013 to an intra-day low of $13.91 on May 7, 2014. These fluctuations may occur in response to a number of factors, some of which are beyond our control, including:

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

 Our top five customers, although not the same five customers for each period, together accounted for 51%, 50% and 45% of our revenues in fiscal 2014, 2013 and 2012, respectively. Coriant and HuaWei each accounted for greater than 10% of our revenues for the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

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

The market for fiber optic components, modules and subsystems is highly competitive and we expect competition to intensify in the future. Our primary competitors include Alliance Fiber Optics Products, Avago Technologies, Oclaro, DiCon Fiberoptics, Sumitomo Electric, Finisar, Furukawa, NEL Hitachi Cable, NeoPhotonics, Source Photonics, Santec Corporation, JDS Uniphase, Accelink, Photop Technologies/II-VI, O-Net and numerous optical component manufacturers in China. We also face indirect competition from public and private companies providing non-fiber optic networking products that address the same networking needs that our products address.

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

The labor market in China, particularly in the manufacturing-heavy Southeast region of China where our manufacturing facilities are located, has become more challenging for employers, and many companies are facing higher costs due to increased wages.  We have recently increased our wage rates at our Zhuhai facility by approximately 6% in fiscal 2014, more than 10% in fiscal 2013 and 2012, respectively, due to government-mandated increases in minimum wage levels. We expect that we may be required to increase wages even more in the future due to market conditions and/or additional government mandates.  If labor costs in China continue to increase, our gross margins and profit margins and results of operations may be adversely affected.  In addition, our competitive advantage against competitors with manufacturing in traditionally higher cost countries would be diminished.

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

We are subject to taxation in the United States and in foreign jurisdictions in which we do business, including China. We believe that we have adequately estimated and reserved for our income tax liability. However, our business operations, including our transfer pricing for transactions among our various business entities operating in different tax jurisdictions, may be audited at any time by the U.S., Chinese or other foreign tax authorities. In addition, we have estimated our U.S. tax liability assuming the benefit of substantial net operating loss carryforwards. As of June 29, 2014, we conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.

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

Our acquisition of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisition with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. Potential acquisitions also involve numerous risks, including:

-	problems assimilating the purchased operations, technologies or products;

-	unanticipated costs associated with the acquisition;

-	diversion of management's attention from our core business;

-	adverse effects on existing business relationships with suppliers and customers;

-	risks associated with entering markets in which we have no or limited prior experience; and

-	potential loss of key employees of purchased organizations.

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

Substantially all of Oplink's manufacturing operations are located in China and are subject to the laws and regulations of China. Our operations in China may be adversely affected by changes in the laws and regulations of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. China's central or local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Our results of operations and financial condition may be harmed by changes in the political, economic or social conditions in China.

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
Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties
We own the following facilities as of June 29, 2014:

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

-
We own our facility in Taipei, Taiwan, totaling approximately 34,000 square feet which is used for product design, supply chain management, quality control, manufacturing, sales and marketing and research and development.

-	We own our facility in Shanghai, China, totaling approximately 46,000 square feet which is used for manufacturing, administration, and research and development.

-	We also own a 61,000 square feet research and development facility in Wuhan, China, of which 20,000 square feet is currently leased to third parties.

In addition to these properties, we lease an approximately 11,200 square feet facility in Hsinchu, Taiwan for research and development.  The lease expires on December 31, 2014. We also lease smaller facilities in Taiwan and China, which are used for research and development, sales and marketing and supply chain management.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity

Our common stock has been quoted on the NASDAQ Stock Market under the symbol "OPLK" since our initial public offering in October 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low closing sale prices for our common stock for each period indicated:

	High	Low
Fiscal 2014
First quarter	$21.98	$17.59
Second quarter	19.79	15.67
Third quarter	19.58	16.19
Fourth quarter	18.15	14.12

Fiscal 2013
First quarter	$17.02	$12.38
Second quarter	16.32	14.50
Third quarter	16.85	15.17
Fourth quarter	18.51	15.89

As of August 24, 2014, there were approximately 57 stockholders of record of our common stock and a substantially greater number of beneficial owners. We have never declared or paid any cash dividends on our capital stock. On July 29, 2014, we announced that we initiated a regular quarterly cash dividend to stockholders, which began in the first fiscal quarter of 2015 with a dividend of $0.05 per share of our common stock. On August 28, 2014, the initial dividend of $0.9 million was paid to stockholders of record as of August 14, 2014.  We intend to regularly evaluate our capital return policy based on our financial performance, economic outlook and any other relevant considerations.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite and the NASDAQ Telecommunications Index for each of the last five fiscal years ended June 30.  Our fiscal year ends on a different day each year because our year ends on the Sunday closest to June 30 of each calendar year.  However, for convenience, the amounts shown below are based on a June 30 fiscal year end.  "Total return," for the purpose of this graph, assumes an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparison in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oplink Communications, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

$300
$250
$200
$150
$100
$50
$0
6/09
6/10
6/11
6/12
6/13
6/14
Oplink Communications, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Cumulative Total Return
	2009	2010	2011	2012	2013	2014
Oplink Communications, Inc.	$100.00	$125.70	$163.25	$118.68	$152.37	$148.86
NASDAQ Composite	$100.00	$117.06	$154.79	$167.05	$197.48	$259.41
NASDAQ Telecommunications	$100.00	$111.20	$120.81	$111.28	$137.93	$165.19

Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of our common stock for each of the three fiscal months in our fourth fiscal quarter, ended June 29, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2014 – April 27, 2014	32	$16.92	32	$7,582
April 28, 2014 – May 25, 2014	479	$15.51	479	$40,147
May 26, 2014 – June 29, 2014	606	$16.87	606	$29,929
Total	1,117	$16.29	1,117

On October 27, 2011, we announced that our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. In fiscal 2012, we repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million.  In fiscal 2013, we repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. In fiscal 2014, we repurchased 1.4 million shares at an average price of $16.49 per share for a total purchase price of $23.7 million under this program. This repurchase program was completed.

On May 8, 2014, our Board of Directors approved a new program to repurchase up to $40 million of our outstanding common shares. In fiscal 2014, we repurchased 0.6 million shares at an average price of $16.87 per share for a total purchase price of $10.1 million under this program.  As of June 29, 2014, approximately $29.9 million was available for future purchase under this share repurchase program. On July 28, 2014, our Board of Directors approved a $40 million expansion of this stock repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated by reference into this report.

Item 6.  Selected Financial Data

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and  Part II, Item 8, "Financial Statements and Supplementary Data" contained elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

(in thousands, except per share data)	Fiscal Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010 (3)
Revenues	$204,781	$183,400	$174,928	$198,803	$138,809
Gross profit	58,029	66,328	56,162	69,670	44,171
Research and development	29,559	25,746	22,400	18,235	11,158
Legal settlement (1)	--	--	3,317	--	--
Operating income (loss)	(386)	15,187	5,507	27,494	11,857
Benefit (provision) for income taxes (2)	(2,600)	(4,504)	(8,628)	20,478	(1,645)
Net income (loss)	(1,217)	13,371	(2,582)	48,516	11,079
Basic net income (loss) per share	$(0.06)	$0.70	$(0.13)	$2.44	$0.54
Diluted net income (loss) per share	$(0.06)	$0.69	$(0.13)	$2.32	$0.51
Weighted average shares:
Basic	18,956	19,080	19,302	19,922	20,699
Diluted	18,956	19,388	19,302	20,945	21,631

(1)	In fiscal 2012, we recorded a $3.3 million patent litigation settlement with Finisar.

(2)	Fiscal 2012 included an $8.1 million income tax provision related to the implementation of the international structure in the fourth quarter of fiscal 2012. Fiscal 2011 included a $22.6 million income tax benefit related to the release of our valuation allowance in the fourth quarter of fiscal 2011.

(3)	We acquired approximately 94.1% of the outstanding shares of Emit Technology Co., Ltd. ("Emit") in fiscal 2010. The number of additional Emit's outstanding shares purchased in fiscal 2011 was immaterial. We did not purchase any additional Emit's outstanding shares in fiscal 2014, 2013 and 2012. As a result, fiscal year 2010 included financial results from Emit since the acquisition date while fiscal 2014, 2013, 2012 and 2011 had a full year of financial results from Emit.

Consolidated Balance Sheet Data

(in thousands)	June 29, 2014	June 30, 2013	July 1, 2012	July 3, 2011	June 27, 2010
Cash, cash equivalents and short-term and long-term investments	$139,917	$174,150	$176,221	$186,733	$160,343
Working capital	187,120	217,699	204,914	248,619	182,606
Total assets	302,693	325,171	305,189	320,804	259,598
Long-term liabilities	11,539	10,225	8,858	6,852	4,923
Total stockholders' equity	$260,249	$283,201	$272,132	$290,362	$228,649

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

Our fiscal year ends on the Sunday closest to June 30. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks.

We also have a business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. As we continue to focus on driving shareholder value and increasing operational efficiencies, we have commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business. The Oplink Connected business will be classified as discontinued operations beginning in the first quarter of fiscal 2015. The Oplink Connected division has no meaningful revenue to date. In fiscal 2014, expenses incurred by the Oplink Connected division were approximately $14.3 million. Of the $14.3 million, $4.4 million was related to research and development, $4.1 million was related to sales and marketing expenses and $5.7 million was included in cost of revenues, of which $5.2 million was a reserve for excess inventory. In fiscal 2013, expenses incurred by the Oplink Connected division were approximately $6.4 million. Of the $6.4 million, $3.5 million was related to research and development, $2.3 million was related to sales and marketing expenses and $0.6 million was included in cost of revenues. In fiscal 2012, expenses incurred by the Oplink Connected division were approximately $2.4 million.  Of the $2.4 million, $2.1 million was related to research and development and $0.3 million was related to sales and marketing expenses.

We also initiated a regular quarterly cash dividend to stockholders, which began in the first fiscal quarter of 2015 with a dividend of $0.05 per share of our common stock. The initial dividend was payable to stockholders of record as of August 14, 2014 and was paid on August 28, 2014.

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, tangible and intangible assets, warranty obligations, stock-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies, and our procedures relating to these policies, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition and Product Returns

We recognize revenue from the sale of our products provided persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured, there are no customer acceptance requirements and no remaining material obligations. Revenue related to the sale of consignment inventory at vendor managed locations is not recognized until the product is pulled from inventory stock by the customer. We also estimate future product returns and reduce our revenue by these estimated future returns. These estimates are based on historical sales returns. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be reduced in the future.

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

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenue earned from customers located in the United States, Canada, Europe, China, Japan and other countries. We perform ongoing credit evaluations of our customers' financial condition and currently require no collateral from our customers. We maintain an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance equal to the amount due to reflect the level of credit risk in the customer's outstanding receivable balance. We are not able to predict changes in the financial condition of customers, nor are we able to predict whether a customer experiencing financial difficulties will ultimately pay us the amounts owed. If the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances, which would negatively affect our operating results in that period. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience, which would positively increase our operating results in future periods.

Inventory

Inventories are stated at the lower of cost or market value. Inventory cost is determined using standard cost, which approximates actual cost on a first-in, first-out basis. We regularly assess the valuation of inventories and write down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. Estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecast or actual demand from customers is lower than our estimates, we may be required to record additional inventory write-downs. At the point of write down, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase inventory write-downs, and our gross margin could be adversely affected. If demand is higher than expected, we may sell inventories that had previously been written down.

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

Long-Lived Assets

We evaluate the recoverability of the carrying value of property, plant and equipment and identifiable intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, we generally compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we would write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. There was no impairment charge related to long-lived assets recorded in fiscal 2014, 2013 and 2012.
Goodwill

Goodwill represents the excess of the consideration paid for a business acquisition over the fair value of net tangible and intangible assets acquired. We perform an impairment assessment on an annual basis during the fourth fiscal quarter or more frequently if we believe indicators of impairment exist.  The indicators could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. If the assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Otherwise, we must perform the first step of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform additional testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. If we determine during this second step that the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

Application of the goodwill impairment test requires us to make estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual impairment assessment of the goodwill in the fourth quarter of fiscal 2014, 2013 and 2012 and determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.  As such, we concluded that performing the first step of the goodwill impairment test was not necessary and goodwill was not impaired.

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

Stock-based Compensation

In accordance with the provision of ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"), we measure and recognize compensation expense for all stock-based payments awards, including employee stock options, restricted stock units and rights to purchase shares under employee stock purchase plans, based on their estimated fair value.

The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted.  We estimate the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes option-pricing model. This option-pricing model requires the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  The expected stock price volatility assumption is determined using historical volatility of our common stock. . The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter.  We had not paid dividends on our common stock through June 29, 2014.  In addition, we are required to estimate the number of stock-based awards that will be forfeited due to employee turnover.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation expense. We expense the estimated fair value, net of forfeiture, to earnings on a straight-line basis over the employees' requisite service period.

Results of Operations for Fiscal 2014, 2013 and 2012

Revenues

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Revenues	$204,781	$183,400	$21,381	11.7%	$183,400	$174,928	$8,472	4.8%

Revenue increased $21.4 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to an increase in revenues in our transmission, conditioning and monitoring and amplifier products as a result of the ramp up of new products and increased demand from our customers. Partially offsetting these increases was a decrease in revenues in multiplexer products as a result of lower unit shipments in fiscal 2014 compared to fiscal 2013.

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

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our top five customers, although not the same five customers for each period, together accounted for 51%, 50% and 45% of our revenues in fiscal 2014, 2013 and 2012, respectively. We expect that the majority of our revenues will continue to depend on sales to a relatively small number of customers.

Gross Profit

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Gross profit	$58,029	$66,328	$(8,299)	(12.5)%	$66,328	$56,162	$10,166	18.1%
Gross profit margin	28.3%	36.2%			36.2%	32.1%

Gross profit decreased in fiscal 2014 compared to fiscal 2013 primarily driven by higher direct material costs, higher manufacturing overhead expenses and labor costs resulting from increased headcount and employee salary in China.  In addition, reserves related to excess inventory increased primarily related to the Oplink Connected business as a result of our recently announced decision to seek strategic alternatives for that business. The gross profit was positively impacted by the sale of previously reserved inventory of $2.1 million and $3.9 million in fiscal 2014 and 2013, respectively.
 The decrease in gross profit margin in fiscal 2014 compared to fiscal 2013 was primarily driven by higher material costs as percentage of revenues and increased labor costs as a percentage of revenues, partially offset by lower manufacturing overhead expense as a percentage of revenues.
Gross profit increased in fiscal 2013 compared to fiscal 2012 primarily due to higher revenues, lower material costs and, lower amortization expense of intangible assets as certain intangible assets acquired from previous acquisitions were fully amortized.  Partially offsetting these increases was an increase in manufacturing overhead expenses due to higher employee compensation expenses in China and lower utilization of previously reserved inventory. Gross profit was positively impacted by sales of previously reserved inventory of $3.9 million and $4.6 million in fiscal 2013 and 2012, respectively.

Our gross profit margin increased in fiscal 2013 compared to fiscal 2012 primarily due to lower material costs as a percentage of revenues, partially offset by lower utilization of previously reserved inventory as a percentage of revenues.

Research and Development

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Research and development	$28,103	$24,337	$3,766	15.5%	$24,337	$21,038	$3,299	15.7%
Stock-based compensation	1,456	1,409	47	3.3%	1,409	1,362	47	3.5%
Total expenses	$29,559	$25,746	$3,813	14.8%	$25,746	$22,400	$3,346	14.9%

Research and development expenses increased $3.8 million in fiscal 2014 compared to fiscal 2013.  The increase was primarily due to higher salary and other employee related compensation expenses attributable to an increase in headcount, higher supplies and equipment expenses, higher R&D material and consulting expenses as we increased development efforts to bring new products to market.

Research and development expenses increased $3.3 million in fiscal 2013 compared to fiscal 2012.  The increase was primarily due to higher salary and other employee related compensation expenses resulting from an increase in headcount. Higher patent related legal fees, equipment expenses and travel expenses also contributed to the increase year over year.

We believe that developing customer solutions at the prototype stage is critical to our strategic product development objectives. We further believe that, in order to meet the changing requirements of our customers, we will need to fund investments in several concurrent product development projects and to assign more employees to these projects. In addition, we intend to devote more resources to development of new products to serve our current market as well as products for expansion into new markets. As a result, we expect our research and development expenses generally will increase year over year. The research and development process can be expensive and prolonged and entails considerable uncertainty. As such, we can make no assurances that any of the products we plan to develop will be commercially successful, and there is a substantial risk that our research and development expenditures will fail to generate any meaningful return of the investment of such resources.

Sales and Marketing

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Sales and marketing	$16,227	$13,900	$2,327	16.7%	$13,900	$10,992	$2,908	26.5%
Stock-based compensation	1,877	2,034	(157)	(7.7)%	2,034	2,119	(85)	(4.0)%
Total expenses	$18,104	$15,934	$2,170	13.6%	$15,934	$13,111	$2,823	21.5%

Sales and marketing expenses increased $2.2 million in fiscal 2014 compared to fiscal 2013. The increase was primarily due to an increase in salary and other employee related compensation expenses attributable to an increased headcount.  In addition, commission expense increased as a result of higher revenue in fiscal 2014 compared to fiscal 2013.

Sales and marketing expenses increased $2.8 million in fiscal 2013 compared to fiscal 2012. The increase was primarily due to higher salary and other employee related compensation expenses attributable to an increase in headcount.  In addition, travel and other professional service expenses increased year over year.

General and Administrative

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
General and administrative	$8,237	$8,709	$(472)	(5.4)%	$8,709	$9,559	$(850)	(8.9)%
Stock-based compensation	2,197	2,040	157	7.7%	2,040	1,957	83	4.2%
Total expenses	$10,434	$10,749	$(315)	(2.9)%	$10,749	$11,516	$(767)	(6.7)%

General and administrative expenses decreased $0.3 million in fiscal 2014 compared to fiscal 2013.  The decrease was primarily due to decreases in outside consulting service fees and property tax expense partially offset by higher bad debt reserve expense.

General and administrative expenses decreased $0.8 million in fiscal 2013 compared to fiscal 2012.  The decrease was primarily due to lower consulting service expenses and lower legal expenses as we settled a patent lawsuit in December 2011, partially offset by increases in salary and other employee compensation expenses and facility expenses.

Amortization of Acquired Intangible Assets

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Amortization of acquired intangible assets	$227	$502	$(275)	(54.8)%	$502	$1,308	$(806)	(61.6)%

Amortization of intangible assets decreased $0.3 million in fiscal 2014 compared to fiscal 2013 and decreased $0.8 million in fiscal 2013 compared to fiscal 2012.  The decrease was primarily due to intangible assets from certain acquisitions becoming fully amortized.

Net (gain) loss on Sale and Disposal of Property and Equipment

	Years Ended				Years Ended
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Net (gain) loss on sale and disposal of Property and equipment	$234	$(1,647)	$1,881	(114.2)%	$(1,647)	$(353)	$(1,294)	366.6%

In fiscal 2013, we recognized a gain from the sale of facilities in San Jose, California and Taiwan, while we had no such transactions in fiscal 2014 and 2012.

Interest Income and Other, Net

	Years Ended				Years Ended		Change
	June 29, 2014	June 30, 2013	Change	Percentage Change	June 30, 2013	July 1, 2012	Change	Percentage Change
	(In thousands, except percentages)
Interest income and other, net	$1,769	$2,688	$(919)	(34.2)%	$2,688	$539	$2,149	398.7%

Interest income and other, net decreased $0.9 million in fiscal 2014 compared to fiscal 2013.  The decrease was due to a $1.3 million decrease in gain from sales of equity securities.  In addition, a gain was recognized in fiscal 2013 related to the release of an accrued liability associated with the OCP acquisition in fiscal 2007 while we had no such transactions in fiscal 2014.  Partially offsetting these decreases was one time interest income from a long term deposit refund in fiscal 2014 while we had no such transaction in fiscal 2013.

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

Provision for Income Taxes.

 We recorded an income tax provision of $2.6 million in fiscal 2014, a decrease of $1.9 million compared to fiscal 2013.  The decrease was due primarily to decreased global earnings, especially in countries that have lower statutory tax rates

We recorded an income tax provision of $4.5 million in fiscal 2013, a decrease of $4.1 million compared to fiscal 2012.  The decrease was primarily attributable to the deferred tax implications of the transfer of certain intercompany liabilities.  As a result of the transfer, certain deferred tax assets will not be realized by the U.S. entity.  Excluding the impact of the transfer, our tax provision for fiscal 2012 would have been approximately $0.5 million, which was $4.0 million lower than fiscal 2013. The increase was due primarily to increased global earnings partially offset by a disproportionately higher amount of earnings realized in countries that have lower statutory tax rates.

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

At June 29, 2014, we had approximately $39.6 million of federal and $60.7 million of state net operating loss carryforwards. In fiscal 2014, we conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to our net operating loss and credit carryforwards and determined that there was no limitation. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.
We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities for uncertain tax positions based on the provisions of ASC 740. If we ultimately determine that the payment of such a liability is not necessary, then we will reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary. For further information, please see "Note 10 - "Income Taxes" of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

	Three Months Ended
	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013
	(In thousands, except per share data)
	(Unaudited)
Revenues	$51,458	$48,108	$50,433	$54,782
Cost of revenues	41,099	34,081	34,487	37,085
Gross profit	10,359	14,027	15,946	17,697

Operating expenses:
Research and development	7,536	7,707	7,117	7,199
Sales and marketing	4,727	4,531	4,447	4,399
General and administrative	2,359	2,454	2,621	3,000
Amortization of acquired intangible assets	10	10	24	40
Net loss on sale and disposal of property and equipment	13	48	96	77
Total operating expenses	14,645	14,750	14,305	14,715

Operating income (loss)	(4,286)	(723)	1,641	2,982
Interest income and other, net	898	819	20	32
Income (loss) before provision for income taxes	(3,388)	96	1,661	3,014
Provision for income taxes	810	620	378	792
Net income (loss)	$(4,198)	$(524)	$1,283	$2,222

Net income (loss) per share:
Basic	$(0.23)	$(0.03)	$0.07	$0.12
Diluted	$(0.23)	$(0.03)	$0.07	$0.11

Shares used in per share calculation:
Basic	18,157	19,066	19,363	19,239
Diluted	18,157	19,066	19,534	19,543

	Three Months Ended
	Jun. 30, 2013	Mar. 31, 2013	Dec. 30, 2012	Sept. 30, 2012
	(In thousands, except per share data)
	(Unaudited)
Revenues	$49,293	$44,124	$45,099	$44,884
Cost of revenues	31,774	28,474	28,570	28,254
Gross profit	17,519	15,650	16,529	16,630

Operating expenses:
Research and development	7,201	6,647	6,086	5,812
Sales and marketing	4,230	4,006	3,710	3,988
General and administrative	2,709	2,644	2,535	2,861
Amortization of acquired intangible assets	86	91	91	91
Net gain on sale and disposal of property and equipment	(1,377)	(258)	(5)	(7)
Total operating expenses	12,849	13,130	12,417	12,745

Operating income	4,670	2,520	4,112	3,885
Interest income and other, net	1,809	201	412	266
Income before provision for income taxes	6,479	2,721	4,524	4,151
Provision for income taxes	1,978	670	1,068	788
Net income	$4,501	$2,051	$3,456	$3,363

Net income per share:
Basic	$0.24	$0.11	$0.18	$0.18
Diluted	$0.23	$0.11	$0.18	$0.17

Shares used in per share calculation:
Basic	19,105	19,029	19,107	19,080
Diluted	19,390	19,252	19,277	19,425

Our revenues and operating results are likely to vary significantly from quarter to quarter and, as a result, we believe that quarter-to-quarter comparisons of our operating results will not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. Many of the factors that are likely to cause our quarterly results to vary are discussed in Part I, Item 1A "Risk Factors".

Liquidity and Capital Resources

 Since our inception, we have financed our operations primarily through issuances of equity.  As of June 29, 2014, we had cash, cash equivalents, short-term and long-term investments of $139.9 million, a decrease of $34.2 million compared to fiscal 2013.  We had no outstanding debt at June 29, 2014 and June 30, 2013. We believe that our current cash, cash equivalents and short-term and long-term investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. We may use cash and cash equivalents from time to time to fund our acquisition of businesses and technologies. We may be required to raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could harm our ability to pursue our business strategy and achieve and maintain profitability.

Fiscal 2014

Our operating activities provided cash of $4.8 million in fiscal 2014, a decrease of $14.8 million, compared to fiscal 2013.  The net cash provided by operating activities in fiscal 2014 was primarily attributable to non-cash items of $14.7 million, partially offset by a decrease in working capital of $8.6 million and a net loss of $1.2 million.  Non-cash items in fiscal 2014 included $9.1 million in depreciation and amortization, $5.9 million in stock-based compensation expenses, $0.5 million in gain on sale of equity securities and $0.9 million in deferred income tax.  Net cash used by working capital related items was $8.6 million in fiscal 2014, primarily driven by an increase in inventory of $8.7 million, a decrease in accounts payable of $3.0 million and an increase in accounts receivable of $2.8 million, partially offset by an increase in accrued liabilities of $1.1 million, a decrease in prepayment and other assets of $2.6 million and an increase in net income tax payable of $2.2 million.

The increase in inventory in fiscal 2014 was primarily attributable to an increase in material purchases in anticipation of future revenue increase and an increase in material purchases as we continued to build inventory to meet customers' demand for shorter lead-time.  In order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. Our inventory level may vary based primarily upon orders received from our customers, our forecast of demand for these products and lead-time for materials. These considerations are balanced against risk of obsolescence or potentially excess inventory levels. We generally expect the level of inventory to vary from one period to another as a result of changes in the level of sales.

The decrease in accounts payable in fiscal 2014 was due to a timing of payments to our vendors.

The increase in accounts receivable in fiscal 2014 was primarily due to higher revenue in fiscal 2014 compared to fiscal 2013 and timing of shipments. Days sales outstanding ("DSO") as of June 29, 2014 and June 30, 2013 was 77 days and 74 days, respectively. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, both of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

The decrease in prepayment and other assets in fiscal 2014 was primarily due to decreases in balance of bankers' acceptance notes and the receipt of a long term deposit refund.

The increase in accrued liability in fiscal 2014 was primarily due to increases in salary payable and bonus payable in China.

Our investing activities provided cash of $3.7 million in fiscal 2014 as a result of cash proceeds from sales and maturities of investments of $146.4 million and sales of property and equipment of $3.0 million, partially offset by purchases of investments of $132.2 million and purchases of equipment of $13.4 million. We expect net capital expenditures to be approximately $12 million in fiscal 2015.

Our financing activities used cash of $31.7 million in fiscal 2014 due to $33.3 million cash used for the repurchases of our common stock, $1.5 million in tax withholding payment related to net share settlements of restricted stock units, partially offset by $3.1 million cash proceeds from issuance of common stock in connection with the exercise of stock options and purchase of our common stock through our employee stock purchase plan.

Fiscal 2013

    Our operating activities provided cash of $19.6 million in fiscal 2013, a decrease of $4.0 million, compared to fiscal 2012.  The net cash provided by operating activities in fiscal 2013 was primarily attributable to a net income of $13.4 million adjusted by non-cash items of $11.7 million, partially offset by a decrease of $5.5 million in working capital.  Non-cash items in fiscal 2013 included $7.7 million in depreciation and amortization, $5.8 million in stock-based compensation expense, $1.6 million in net gain on sale and disposal of property and equipment, $1.8 million in gain on sale of equity securities and $1.1 million in deferred income tax.

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

Fiscal 2012

    Our operating activities provided cash of $23.6 million in fiscal 2012, a decrease of $12.1 million, compared to fiscal 2011.   The net cash provided by operating activities in fiscal 2012 was primarily attributable to a net loss of $2.6 million adjusted by non-cash charges of $22.2 million and an increase in net working capital of $4.0 million.  Non-cash charges in fiscal 2012 included $7.7 million in depreciation and amortization, $5.8 million in stock-based compensation expense and $9.2 million of deferred income tax.  Net cash provided by working capital related items was $4.0 million in fiscal 2012, primarily driven by a decrease in inventory of $6.4 million, a decrease in accounts receivable of $2.0 million, partially offset by an increase in prepayment and other assets of $2.4 million and a decrease in income tax payable of $1.1 million.

   The decrease in inventory in fiscal 2012 was primarily attributable to a decrease in revenues and our efforts to align our inventory levels to meet current and future demand.  The decrease in accounts receivable in 2012 was primarily due to the decreased shipments in the fourth quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The increase in prepaid and other assets in fiscal 2012 was primarily due to increases in balance of bankers' acceptance notes, employee benefits related receivable and prepaid license fees resulting from the litigation settlement with Finisar.

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

Off-Balance-Sheet Arrangements

As of June 29, 2014, we did not have any off-balance-sheet financing arrangements and have never established any special purpose entities.

Contractual Obligations

Our contractual obligations as of June 29, 2014 have been summarized below (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
(in thousands)	Total	1 Year	Years	Years	Thereafter
Purchase obligations	$24,764	$24,375	$389	$--	$--
Operating leases	251	195	56	--	--
Total	$25,015	$24,570	$445	$--	$--

Recent Accounting Pronouncements

       For further information, please see "Note 2 - Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of June 29, 2014 and June 30, 2013, the gross unrealized losses on our debt instruments classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of June 29, 2014 and June 30, 2013 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment in debt securities (in thousands, except percentages):

	Carrying	Average Rate	Carrying	Average Rate
	Value at	of Return at	Value at	of Return at
	June 29,	June 29,	June 30,	June 30,
	2014	2014	2013	2013
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents – fixed rate	$--	--	$8,031	0.05%
Cash equivalents – variable rate	14,697	0.03%	26,080	0.03%
Short-term investments – fixed rate	87,656	0.28%	102,905	0.31%
Long-term investments – fixed rate	10,442	0.36%	3,307	0.50%
Total	$112,795		$140,323

Foreign Currency Exchange Rate Exposure
We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi ("RMB"). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at June 29, 2014 and June 30, 2013 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries' financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for fiscal 2014, 2013 and 2012.

We expect our international revenues to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future if our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. To date, we have not entered into any hedging transactions or used any other derivative financial instruments.
Equity price risk
        The privately held companies in which we invested are in the startup or development stage. These investments are inherently risky because the market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investments. Our evaluation of the investment in privately held companies is based on the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investees' capital structure, liquidation preferences for its capital and other economic variables. As of June 29, 2014 and June 30, 2013, the aggregate cost of investments in privately held companies was $4.9 million and $4.3 million, respectively, and was included in other assets on our consolidated balance sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

We have audited the accompanying consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries (the "Company") as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 29, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oplink Communications, Inc. and its subsidiaries as of June 29, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2014 based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
September 12, 2014

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 29, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,819	$65,014
Short-term investments	87,656	105,829
Accounts receivable, net of allowance of $580 and $403	43,619	40,735
Inventories	38,771	30,028
Deferred tax assets	815	809
Prepaid expenses and other current assets	5,345	7,029
Total current assets	218,025	249,444

Property, plant and equipment, net	52,113	47,687
Long-term investments	10,442	3,307
Goodwill and acquired intangible assets, net	919	1,146
Deferred tax assets, non-current	7,792	7,083
Other assets	13,402	16,504
Total assets	$302,693	$325,171
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,816	$18,166
Accrued liabilities	13,730	12,782
Income tax payable	1,359	797
Total current liabilities	30,905	31,745

Income tax payable, non-current	9,820	8,196
Deferred tax liabilities, non-current	388	670
Other non-current liabilities	1,331	1,359
Total liabilities	42,444	41,970

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.001 par value, 5,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.001 par value, 34,000 shares authorized; 17,497 and 19,141 shares issued and outstanding as of June 29, 2014 and June 30, 2013, respectively	17	19
Additional paid-in capital	407,211	433,522
Accumulated other comprehensive income	17,176	12,598
Accumulated deficit	(164,155)	(162,938)
Total stockholders' equity	260,249	283,201
Total liabilities and stockholders' equity	$302,693	$325,171

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	June 29, 2014	June 30, 2013	July 1, 2012
Revenues	$204,781	$183,400	$174,928
Cost of revenues	146,752	117,072	118,766
Gross profit	58,029	66,328	56,162

Operating expenses:
Research and development	29,559	25,746	22,400
Sales and marketing	18,104	15,934	13,111
General and administrative	10,434	10,749	11,516
Amortization of acquired intangible assets	84	359	664
Legal settlement	--	--	3,317
Net loss (gain) on sale and disposal of property and equipment	234	(1,647)	(353)
Total operating expenses	58,415	51,141	50,655

Operating income (loss)	(386)	15,187	5,507
Interest income and other, net	1,769	2,688	539
Income before provision for income taxes	1,383	17,875	6,046
Provision for income taxes	2,600	4,504	8,628
Net income (loss)	$(1,217)	$13,371	$(2,582)

Net income (loss) per share:
Basic	$(0.06)	$0.70	$(0.13)
Diluted	$(0.06)	$0.69	$(0.13)

Weighted average shares:
Basic	18,956	19,080	19,302
Diluted	18,956	19,388	19,302

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	June 29, 2014	June 30, 2013	July 1, 2012
Net income (loss)	$(1,217)	$13,371	$(2,582)
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	440	2,205	1,708
Change in net unrealized gain (loss) on investments, net	4,138	(4,699)	526
Other comprehensive income (loss), net	4,578	(2,494)	2,234
Comprehensive income (loss)	$3,361	$10,877	$(348)

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated
(In thousands)	Shares	Amount	Additional Paid in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at July 3, 2011	20,118	$20	$451,211	$12,858	$(173,727)	$290,362
Issuance of common stock pursuant to stock options and awards	696	1	2,351	--	--	2,352
Issuance of common stock under the employee stock purchase plan	134	--	1,815	--	--	1,815
Repurchase of common stock	(1,741)	(2)	(26,849)	--	--	(26,851)
Tax withholdings related to net share settlement of restricted stock units	(77)	--	(1,223)	–	--	(1,223)
Stock-based compensation	--	--	5,804	--	--	5,804
Excess tax benefit from stock options	--	--	221	--	--	221
Net loss	--	--	--	--	(2,582)	(2,582)
Other comprehensive income	--	--	--	2,234	--	2,234
Balance at July 1, 2012	19,130	19	433,330	15,092	(176,309)	272,132
Issuance of common stock pursuant to stock options and awards	490	--	1,662	--	--	1,662
Issuance of common stock under the employee stock purchase plan	144	--	1,824	--	--	1,824
Repurchase of common stock	(552)	--	(7,917)	--	--	(7,917)
Tax withholdings related to net share settlement of restricted stock units	(71)	--	(983)	--	--	(983)
Stock-based compensation	--	--	5,827	--	--	5,827
Excess tax benefit from stock options	--	--	(221)	--	--	(221)
Net income	--	--	--	--	13,371	13,371
Other comprehensive loss	--	--	--	(2,494)	--	(2,494)
Balance at June 30, 2013	19,141	19	433,522	12,598	(162,938)	283,201
Issuance of common stock pursuant to stock options and awards	314	--	1,235	--	--	1,235
Issuance of common stock under the employee stock purchase plan	151	--	1,900	--	--	1,900
Repurchase of common stock	(2,035)	(2)	(33,790)	--	--	(33,792)
Tax withholdings related to net share settlement of restricted stock units	(74)	--	(1,527)	--	--	(1,527)
Stock-based compensation	--	--	5,871	--	--	5,871
Net loss	--	--	--	--	(1,217)	(1,217)
Other comprehensive income	--	--	--	4,578	--	4,578
Balance at June 29, 2014	17,497	$17	$407,211	$17,176	$(164,155)	$260,249

The accompanying notes are an integral part of these consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 29, 2014	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income (loss)	$(1,217)	$13,371	$(2,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,828	7,233	6,359
Amortization of acquired intangible assets	227	502	1,308
Stock-based compensation expense	5,871	5,827	5,804
Amortization of premium on investments	877	575	122
Net (gain) loss on sale and disposal of property and equipment	234	(1,647)	(353)
Net gain on sale of equity securities	(496)	(1,834)	--
Excess tax benefit from stock-based compensation	--	--	(221)
Deferred income taxes	(873)	1,084	9,168
Changes in assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(2,837)	(7,269)	1,972
Inventories	(8,667)	(9,160)	6,410
Prepaid expenses and other assets	2,577	1,166	(2,449)
Accounts payable	(3,008)	7,303	(899)
Accrued liabilities and other liabilities	1,126	1,011	114
Income tax payable and receivable	2,166	1,444	(1,133)
Net cash provided by operating activities	4,808	19,606	23,620

Cash flows from investing activities:
Purchases of available-for-sale investments	(96,562)	(148,186)	(195,984)
Sales and maturities of available-for-sale investments	128,937	139,431	248,889
Purchases of held-to-maturity investments	(34,993)	(11,621)	(12,817)
Maturities of held-to-maturity investments	17,425	3,050	--
Purchases of non-marketable equity securities	(689)	(4,100)	(200)
Proceeds from sales of property and equipment	2,992	9,380	429
Purchases of property and equipment	(13,395)	(16,944)	(12,093)
Acquisition of businesses, net of cash acquired	--	(1,090)	--
Net cash provided by (used in) investing activities	3,715	(30,080)	28,224

Cash flows from financing activities:
Proceeds from issuance of common stock	3,135	3,486	4,167
Repurchase of common stock	(33,298)	(8,405)	(26,403)
Tax withholding related to net share settlements of restricted stock units	(1,527)	(983)	(1,223)
Excess tax benefit from stock-based compensation	--	--	221
Net cash used in financing activities	(31,690)	(5,902)	(23,238)

Effect of exchange rate changes on cash and cash equivalents	(28)	157	(17)
Net increase (decrease) in cash and cash equivalents	(23,195)	(16,219)	28,589
Cash and cash equivalents at beginning of period	65,014	81,233	52,644
Cash and cash equivalents at the end of period	$41,819	$65,014	$81,233

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$511	$1,269	$588
Supplemental non-cash financing activities:
Payable for unsettled repurchases of common stock	$492	$--	$488

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

The Company also has a business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. As the Company continues to focus on driving shareholder value and increasing operational efficiencies, the Company has commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business. The Oplink Connected business will be classified as discontinued operations beginning in the first quarter of fiscal 2015. The Oplink Connected division has no meaningful revenue to date.

Fiscal year

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2014, 2013 and 2012 were 52-week fiscal years.

Reclassifications

Certain items previously reported in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported total assets, stockholders' equity or net income (loss).

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. The ownership interests of minority investors are recorded as noncontrolling interests and as of and for the years ended June 29, 2014, June 30, 2013 and July 1, 2012 such amounts were immaterial. All intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of some of its foreign operating subsidiaries in its consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company to ensure timely reporting of consolidated results.

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

Impairment of Investments. The Company periodically reviews these investments for impairment. For available-for-sale and held-to-maturity investments, the investments are considered to be impaired when its fair value is less than its amortized cost basis and it is more likely than not that the Company will be required to sell the impaired security before recovery of its amortized cost basis. Should a decline in the fair value of an individual security or securities be judged to be other than temporary, the cost basis of the security would be written down to fair value. For non-marketable equity securities, our evaluation is based on the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables.

Revenue recognition

The Company derives its revenues from the sale of fiber optic components and subsystems. Revenues from product sales are generally recognized upon delivery of the product, provided that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no customer acceptance requirements and no remaining material obligations. Revenue related to the sale of consignment inventory at vendor managed locations is not recognized until the product is pulled from inventory stock by the customer.

Sales to distributors do not include the right to return or exchange products or price protection. Provisions for returns and allowances are recorded at the time revenues are recognized based on the Company's historical experience.

All amounts billed to customers for shipping and handling costs are offset against the direct cost of shipping and handling and included in cost of revenues. The amount of shipping and handling costs incurred are immaterial in fiscal 2014, 2013 and 2012.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term and long-term investments and trade accounts receivable. Substantially all of the Company's cash equivalents and short-term and long-term investments primarily composed of investments in money market funds, commercial paper and government and non-government debt securities are maintained with high quality financial institutions and principally held in the United States. Deposits with banks may be in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's accounts receivable are derived from revenues earned from customers located in the United States, Canada, Europe, China, Japan and other Asia-Pacific countries. There are a limited number of customers accounting for the majority of purchases in the industry worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	June 29, 2014	June 30, 2013	July 1, 2012
Customer A	15%	18%	21%
Customer B	15%	17%	11%

As of June 29, 2014, two customers accounted for 26% and 11% of total accounts receivables. As of June 30, 2013, two customers account for 38% and 10% of total accounts receivables.

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

Accounts receivable and allowance for doubtful accounts

The Company's accounts receivable are derived from revenues earned from customers located in the United States, China, Canada, Europe, Japan, and other Asia-Pacific countries. The Company performs ongoing credit evaluations of its customers' financial condition and currently requires no collateral from its customers. The Company maintains an allowance for doubtful accounts for estimated losses in anticipation of the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer's operating results or financial position, the Company records a specific allowance equal to the amount due to reflect the level of credit risk in the customer's outstanding receivable balance. If the condition or circumstances of the Company's customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company's estimates are determined to be greater than the actual amounts necessary, the Company may reverse a portion of such allowance in future periods based on actual collection experience.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the useful lives of the assets. Estimated useful lives of 20 to 50 years are used for buildings, 5 to 20 years are used for building improvements and 5 to 6 years are used for manufacturing and engineering equipment. Estimated useful lives of 3 to 5 years are used for computer hardware and software. In addition, the Company has land occupancy rights for a period of 50 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Land and construction in progress are not depreciated. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Net gain or loss on sale and disposal of fixed assets is recognized in the period in which the gain or loss occurs.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of long-lived assets and acquired intangible assets

The Company evaluates the recoverability of the net carrying value of its long-lived assets including property, plant and equipment and acquired intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

Impairment of goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

Research and development expenses

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

Stock-based compensation

The fair value of employee restricted stock units is equal to the market value of the Company's common stock on the date the award is granted.  The Company estimates the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes option-pricing model, in accordance with ASC Topic 718, "Stock-based Compensation".  This option-pricing model requires the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options.  Historical volatility is used in estimating the fair value of our stock compensation awards, while the expected term of our options is estimated based on historical trends. In addition, the Company is required to estimate the number of stock-based awards that will be forfeited due to employee turnover.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company's stock-based compensation expense.  The Company expenses the estimated fair value, net of forfeitures, to earnings on a straight-line basis over the employees' requisite service period.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 uses a five-step model to determine revenue recognition in contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. This standard is effective for fiscal years beginning after December 15, 2016.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 redefines discontinued operations as disposals representing a strategic shift in operations and having a major effect on the organization's operations and financial results. The new standard is effective for fiscal years beginning after December 15, 2014.  The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company has adopted this guidance in fiscal 2014 and the adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Numerator:
Net income (loss)	$(1,217)	$13,371	$(2,582)
Denominator:
Weighted average shares outstanding - basic	18,956	19,080	19,302
Effect of dilutive potential shares	--	308	--
Weighted average shares outstanding - diluted	18,956	19,388	19,302
Net income (loss) per share - basic	$(0.06)	$0.70	$(0.13)
Net income (loss) per share - diluted	$(0.06)	$0.69	$(0.13)
Anti-dilutive stock options and awards not included in net income (loss) per share calculation	2,579	1,625	2,213

Note 4 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were (in thousands):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Foreign Currency Translation Adjustment, net of tax	Total
Balance at July 1, 2012	$550	$14,542	$15,092
Other comprehensive income (loss) before reclassification	(4,624)	2,205	(2,419)
Amounts reclassified from accumulated other comprehensive income (1)	(75)	--	(75)
Other comprehensive income (loss), net	(4,699)	2,205	(2,494)
Balance at June 30, 2013	$(4,149)	$16,747	$12,598
Other comprehensive income before reclassification	4,634	870	5,504
Amounts reclassified from accumulated other comprehensive income (1)	(496)	(430)	(926)
Other comprehensive income, net	4,138	440	4,578
Balance at June 29, 2014	$(11)	$17,187	$17,176

(1) This component of accumulated other comprehensive income was included in the Interest income and other, net on the Company's consolidated statements of operations for the years ended June 29, 2014 and June 30, 2013.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments as of June 29, 2014 and June 30, 2013 were as follows (in thousands):

	June 29, 2014
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
United States Treasury	$21,990	$3	$--	$21,993
Corporate commercial paper	27,988	--	--	27,988
Corporate debt securities	10,469	--	(14)	10,455
Certificates of deposit	3,653	--	--	3,653
Held-to-maturity:
Corporate debt securities	23,567	6	(3)	23,570
Total short-term investments	$87,667	$9	$(17)	$87,659

Long-term investments:
Held-to-maturity:
Corporate debt securities	$10,442	$--	$(8)	$10,434
Total long-term investments	$10,442	$--	$(8)	$10,434

Total investments	$98,109	$9	$(25)	$98,093

	June 30, 2013
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Corporate commercial paper	$31,986	$--	$--	$31,986
United States Treasury	35,979	4	(1)	35,982
Publicly traded equity securities	7,053	--	(4,129)	2,924
Certificates of deposit	5,304	--	--	5,304
Corporate debt securities	9,948	--	(23)	9,925
Held-to-maturity:
Corporate debt securities	19,708	4	(27)	19,685
Total short-term investments	$109,978	$8	$(4,180)	$105,806

Long-term investments:
Held-to-maturity:
Corporate debt securities	$3,307	$--	$(8)	$3,299
Total long-term investments	$3,307	$--	$(8)	$3,299

Total investments	$113,285	$8	$(4,188)	$109,105

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

In fiscal 2014 and fiscal 2013, the Company sold publicly traded equity securities for $7.5 million and $7.0 million, respectively and recognized a gain of $0.5 million and $1.7 million, respectively.  As of June 29, 2014, the Company did not hold any publicly traded equity securities.

The following tables show the gross unrealized losses and fair value of the Company's investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 29, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$5,877	$(14)
Held-to-maturity:
Corporate debt securities	8,619	(3)
Total short-term investments	14,496	(17)
Held-to-maturity:
Corporate debt securities	10,435	(8)
Total long-term investments	10,435	(8)
Total investments	$24,931	$(25)

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2013
	Fair Value
	Less Than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$9,926	$(23)
United States Treasury	9,991	(1)
Publicly traded equity securities	2,924	(4,129)
Held-to-maturity:
Corporate debt securities	10,248	(27)
Total short-term investments	33,089	(4,180)
Held-to-maturity:
Corporate debt securities	3,299	(8)
Total long-term investments	3,299	(8)
Total investments	$36,388	$(4,188)

As of June 29, 2014 and June 30, 2013, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities as of June 29, 2014 and June 30, 2013 by contractual maturities are shown below (in thousands):
	June 29, 2014		June 30, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale investments:
Due in one year or less	$64,100	$64,089	$83,217	$83,197
Total available-for-sale investments	$64,100	$64,089	$83,217	$83,197

Held-to-maturity investments:
Due in one year or less	$23,567	$23,570	$19,708	$19,685
Due in one year to five years	10,442	10,434	3,307	3,299
Total held-to-maturity investments	$34,009	$34,004	$23,015	$22,984

Total investments	$98,109	$98,093	$106,232	$106,181

Non-Marketable Equity Securities

       The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.   The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company's non-marketable equity securities was approximately $4.9 million and $4.3 million, and was classified within other assets on the Company's consolidated balance sheets as of June 29, 2014 and June 30, 2013.  The Company did not recognize any impairment loss in fiscal 2014, 2013 and 2012. Also, in fiscal 2013, the Company sold a non-marketable equity security for $0.5 million and recognized a gain of $0.1 million.

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

The Company's Level 1 financial assets generally include money market funds and public company equity securities. The Company's Level 2 financial assets generally include United States Treasury securities, United States government agency debt securities, certificates of deposit, commercial paper, and corporate bonds.

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company's investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company's investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in fiscal 2014 and fiscal 2013.

The following table presents the Company's financial assets which were measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013.  The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands):

	June 29, 2014
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$14,697	$--	$14,697
Short-term investments:
Corporate commercial paper	--	27,988	27,988
U.S. government treasury	--	21,993	21,993
Certificates of deposit	--	3,653	3,653
Corporate debt securities	--	10,455	10,455
Total financial assets	$14,697	$64,089	$78,786

	June 30, 2013
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$29,112	$--	$29,112
Corporate commercial paper	0	4,999	4,999
Short-term investments:
Public company equity securities	2,924	--	2,924
Corporate commercial paper	--	31,986	31,986
U.S. government treasury	--	35,982	35,982
Certificates of deposit	--	5,304	5,304
Corporate debt securities	--	9,925	9,925
Total financial assets	$32,036	$88,196	$120,232

As of June 29, 2014 and June 30, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in fiscal 2014 and 2013.

Note 7 – Goodwill and Acquired Intangible Assets, Net

The Company had goodwill of $0.6 million on its consolidated balance sheets as of June 29, 2014 and June 30, 2013.

In accordance with authoritative accounting guidance related to goodwill, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company completed its annual review of the goodwill during the fourth quarter ended June 29, 2014 and June 30, 2013 and concluded that there was no impairment.

In accordance with authoritative accounting guidance for the impairment or disposal of long-lived assets, acquired intangible assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  In fiscal 2014 and 2013, the Company did not record any impairment of acquired intangible assets.

The following table presents details of the intangible assets acquired as a result of acquisitions as of June 29, 2014 and June 30, 2013 (in thousands):

June 29, 2014	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,318	$274
Customer relationships	3-7	5,671	5,598	73
Total		$15,263	$14,916	$347

June 30, 2013	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,171	$421
Customer relationships	3-7	5,671	5,571	100
Trade name	3-6	1,775	1,722	53
Total		$17,038	$16,464	$574

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents details of the amortization expense of intangible assets as reported in the consolidated statements of operations (in thousands):

	Years ended
Reported as:	June 29, 2014	June 30, 2013	July 1, 2012
Cost of revenues	$143	$143	$644
Operating expenses	84	359	664
Total	$227	$502	$1,308

Based on the purchased intangible assets recorded as of June 29, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal year	Amount
2015	$187
2016	87
2017	32
2018	14
2019	14
After 2019	13
$347

Note 8 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employees' requisite service period, which is generally four years. The Company's stock compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item in fiscal 2014, 2013 and 2012 (in thousands):

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Cost of revenues	$341	$344	$366
Research and development	1,456	1,409	1,362
Sales and marketing	1,877	2,034	2,119
General and administrative	2,197	2,040	1,957
Total stock-based compensation expense	$5,871	$5,827	$5,804

Stock-based compensation capitalized as inventory was immaterial as of June 29, 2014 and June 30, 2013.

ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company's employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Expected term	4.6years	4.6 years	4.6 years
Volatility	36%	45%	52%
Risk-free interest rate	1.30%	0.62%	0.73%
Dividends yield	0%	0%	0%
Weighted average grant-date fair value	$5.46	$6.16	$6.74

The estimated fair value of purchase rights under the Company's employee stock purchase plan was determined using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Expected term	1.3 years	1.3 years	1.3 years
Volatility	32%	36%	52%
Risk-free interest rate	0.20%	0.18%	0.18%
Expected dividends	0%	0%	0%

The dividend yield of zero is based on the fact that the Company had never paid cash dividends as of June 29, 2014.  Expected volatility is based on the historical volatility of the Company's common stock.  The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for items equal to the expected term of the options or purchase rights.  The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company's employees.  The expected term assumption for purchase rights is based on the average exercise date for four purchase periods in each 24-month offering period.

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

The 2009 Plan was adopted by the Company in September 2009 and became effective upon approval by the Company's stockholders at the annual meeting held in November 2009. The 2009 Plan provides for the grant of stock awards to employees, directors and consultants. These stock awards include stock options, RSAs, RSUs, stock appreciation rights, performance units, and performance shares. The maximum aggregate number of shares of common stock that may be issued under the 2009 Plan is 2,500,000 shares, plus any shares subject to stock awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by the Company. Shares subject to "full value" awards (RSUs, RSAs, performance shares and performance units) will count against the 2009 Plan's share reserve as 1.3 shares for every one share subject to such awards. Accordingly, if such awards are forfeited or repurchased by the Company, 1.3 times the number of shares forfeited or repurchased will return to the 2009 Plan. The maximum term of stock options and stock appreciation rights under the 2009 Plan is 7 years.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
(in thousands, except per share data)	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Restricted Stock Awards/Units Outstanding	Weighted Average Grant Date Fair Value
Balance, July 3, 2011	2,064	2,088	$13.55	693	$15.52
Granted	(229)	34	15.55	150	16.35
Exercised or vested	--	(433)	5.43	(263)	14.28
Canceled	62	(23)	18.74	(32)	18.00
Expired	(1)	--	--	--	--
Balance, July 1, 2012	1,896	1,666	15.63	548	16.20
Granted	(858)	813	16.41	35	16.33
Exercised or vested	-	(248)	6.71	(242)	16.20
Canceled	103	(75)	16.40	(22)	15.15
Balance, June 30, 2013	1,141	2,156	16.92	319	16.29
Granted	(676)	78	16.74	460	19.57
Exercised or vested	--	(88)	14.01	(226)	14.57
Canceled	119	(89)	17.50	(31)	18.54
Balance, June 29, 2014	584	2,057	$17.02	522	$19.81

The options outstanding and exercisable at June 29, 2014 were in the following exercise price ranges:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.56 - $14.89	417	3.54	$12.18	396	$12.07
$15.17 - $16.19	95	5.06	15.72	61	15.61
$16.46 - $16.46	689	5.15	16.46	312	16.46
$16.59 - $20.09	138	2.54	18.44	134	18.44
$20.25 - $20.58	718	2.04	20.26	700	20.25
	2,057	3.56	$17.02	1,603	$17.17

The Company settles employee stock option exercises and RSUs with newly issued common shares.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 29, 2014, the weighted-average remaining contractual life of options exercisable was 3.07 years and the aggregate intrinsic value was $2.9 million.  As of June 29, 2014, the unrecognized stock-based compensation expense related to nonvested stock options, net of estimated forfeitures, was $2.7 million, which is expected to be recognized over a weighted average period of 2.31 years.  As of June 29, 2014, stock options vested and expected to vest totaled approximately 2.0 million with a weighted-average exercise price of $17.02 and a weighted-average remaining contractual life of 3.54 years.  The aggregate intrinsic value of stock options vested and expected to vest as of June 29, 2014 was approximately $3.6 million. The aggregate intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $0.4 million, $2.4 million and $3.4 million, respectively.

The unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures, was $6.7 million, which is expected to be recognized over a weighted average period of 2.72 years. As of June 29, 2014, restricted stock units vested and expected to vest totaled approximately 0.5 million with a weighted-average remaining contractual life of 1.62 years.  The aggregate intrinsic value was approximately $8.5 million.

A majority of the vested restricted stock units were net share settled. During fiscal 2014, 2013 and 2012, the Company withheld 0.1 million shares, based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees' tax obligations to the relevant taxing authorities were $1.5 million, $1.0 million and $1.2 million in fiscal 2014, 2013 and 2012, respectivley, and are reflected as a financing activity within the consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company's employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions.  Participants enrolled in the new offering periods will continue in an offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company's common shares on any purchase date is less than it was on the first day of the offering period. Participants in the new offering periods will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. For each fiscal 2014, 2013 and 2012, 0.2 million, 0.1 million and 0.1 million shares were issued under the Plan at a weighted-average price of $12.62, $12.58 and $13.55, respectively. As of June 29, 2014, 1.2 million shares were available for future purchase under this plan.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 – Balance Sheet Components (in thousands)

	June 29, 2014	June 30, 2013
Accounts receivable, net:
Accounts receivable	$44,199	$41,138
Less: Allowance for doubtful accounts	(580)	(403)
	$43,619	$40,735

Inventories, net:
Raw materials	$24,650	$22,017
Work-in-process	10,760	6,672
Finished goods	3,361	1,339
	$38,771	$30,028

Property, plant and equipment, net:
Production and engineering equipment	$71,243	$66,382
Computer hardware and software	9,131	7,995
Building and leasehold improvements	35,925	34,248
Land	6,114	6,125
Construction in progress	319	590
	122,732	115,340
Less: Accumulated depreciation	(70,619)	(67,653)
	$52,113	$47,687

Other assets:
Long term deposit	$823	$3,880
Investments in privately held companies	4,863	4,274
Technology license	200	269
Deferred income tax charge	6,101	6,897
Other	1,415	1,184
	$13,402	$16,504

Accrued liabilities:
Payroll and related expenses	$6,894	$6,548
Accrued professional fees	988	1,058
Accrued sales commission	684	539
Employee withholdings and related expenses	537	483
Accrued warranty	374	360
Advance deposits from customers	313	268
Accrued product returns and allowance	98	300
Other	3,842	3,226
	$13,730	$12,782

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10 – Income Taxes

The components of income (loss) before income taxes and the income tax provision were as follows (in thousands):

	Years Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Income (loss) before income taxes:
United States	$156	$2,104	$(4,478)
Foreign	1,227	15,771	10,524
	$1,383	$17,875	$6,046

Current income tax expense (benefit):
Federal	$909	$909	$3,446
State	85	35	128
Foreign	1,834	2,429	(612)
	2,828	3,373	2,962

Deferred income tax expense (benefit):
Federal	240	1,195	4,737
State	--	--	1,045
Foreign	(468)	(64)	(116)
	(228)	1,131	5,666

Provision for income taxes	$2,600	$4,504	$8,628

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	June 29, 2014	June 30, 2013	July 1, 2012
Tax at federal statutory rate	35%	35%	35%
State, net of federal benefit	3%	0%	13%
Research credit carryforward	(8)%	0%	(11)%
Stock-based compensation	27%	4%	15%
Foreign rate differences (1)	101%	(18)%	100%
Change in valuation allowance	25%	3%	(5)%
Other	5%	1%	(4)%
Effective tax rate	188%	25%	143%

(1) The 101% impact of foreign rate differences in fiscal 2014 was primarily due to significant decrease in the Company's global earnings, especially the earnings in lower tax rate jurisdictions.  The foreign rate differences primarily consists of  continuing amortization of the long term portion of income taxes incurred on the taxable gain realized upon the transfer of the intellectual property in fiscal 2012 and interest on foreign related uncertain tax positions. 100 % impact of foreign rate differences in fiscal 2012 included a nonrecurring expense of 135% related to the Company's fiscal 2012 restructuring to consolidate the ownership of various intellectual properties that had previously been held in the United States and China into a single international jurisdiction. As part of the restructuring, the ownership of most of the intellectual property held by the Company and its subsidiaries was transferred to a single foreign subsidiary. In connection with the restructuring, the Company recorded an $8.1 million income tax provision due to the transfer of a U.S. contingent liability to a foreign subsidiary which has a lower tax rate. There was a U.S. deferred tax asset associated with the contingent liability, and the tax effect of the deferred tax asset was reduced from the U.S. federal statutory rate of 35%, to the lower foreign rate.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	June 29, 2014	June 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$23,649	$20,110
Accruals and reserves	1,843	2,990
Stock-based compensation	4,100	3,691
Credit carryforwards	4,650	4,433
Tax deductible intangibles	616	740
Gross deferred tax assets	34,858	31,964
Valuation allowance	(26,062)	(23,890)
Net deferred tax assets	8,796	8,074

Deferred tax liabilities	(577)	(852)

Total net deferred tax assets	$8,219	$7,222

Recorded as:
Current Deferred tax assets	$815	$809
Non-current deferred tax assets	7,792	7,083
Non-current deferred tax liabilities	(388)	(670)

Total net deferred tax assets	$8,219	$7,222

The valuation allowance was $26.1 million and $23.9 million as of June 29, 2014 and June 30, 2013, respectively. The change in valuation allowance in fiscal 2014 and 2013 was an increase of $2.2 million and $5.4 million, respectively.

At June 29, 2014, the Company had approximately $39.6 million of federal and $60.7 million of state net operating loss carryforwards. The Company conducted an Internal Revenue Code Section 382 ("Sec. 382") analysis with respect to its net operating loss and credit carryforwards and determined that there was no limitation that would cause the net operating losses to expire. It is possible that subsequent ownership changes may limit the utilization of these tax attributes.  The federal net operating loss carryforwards will expire in year 2023 through 2034 and the California net operating loss carryforwards will expire in year 2018 through year 2034.

As of June 29, 2014, approximately $17.4 million and $2.8 million of the federal and state net operating loss carryforwards resulted from exercises of employee stock options and vesting of restricted stock awards and units and have not been included in the Company's gross deferred tax assets. The related unrealized tax benefit of approximately $6.3 million will be accounted for as a credit to stockholder's equity if and when realized for tax purpose.

As of June 29, 2014, the Company had research and development tax credit carryforwards for federal and California income tax return purposes of approximately $3.9 million and $3.7 million, respectively, available to reduce future income subject to income taxes. The minimum tax credit carryforwards for federal and California was $1.6 million and $0.1 million, respectively. The Company also had California Manufacturing Credit carryforwards of less than $0.1 million which will expire through year 2014. The federal research and development tax credit carryforwards will expire through year 2034. The California research and development credit carries forward indefinitely.

The Company's China subsidiaries had been granted tax holidays beginning in year 1999. Under the tax holiday, a subsidiary will have full tax exemption for two years and a reduced tax rate for the next three years. The tax holiday granted to Zhuhai, China expired on January 1, 2012.  Subsequently, the Company applied for a preferential 15% tax rate available to high technology companies and received an approval for calendar year 2014 and 2013. In order to retain the preferential rate, the Company must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. The Company believes it will continue to meet the requirements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance at July 3, 2011	$11,126
Increases related to tax positions taken during prior years	5,848
Decreases related to tax positions taken during current year	(1,645)
Increases related to change in foreign exchange rate	238
Balance at July 1, 2012	15,567
Increases related to tax positions taken during prior years	296
Increases related to tax positions taken during current year	668
Increases related to change in foreign exchange rate	73
Balance at June 30, 2013	16,604
Decreases related to tax positions taken during prior years	(40)
Increases related to tax positions taken during current year	476
Decreases related to change in foreign exchange rate	(190)
Balance at June 29, 2014	$16,850

Included in the balance of unrecognized tax benefits at June 29, 2014 were $14.5 million of tax benefits that would impact the effective tax rate if recognized.

The Company's accounting policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of June 29, 2014 and June 30, 2013 were approximately $1.7 million and $1.1 million, respectively. The Company expects $2.1 million tax benefits will be released during the next 12 months.
.
Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California, and China. The tax years 2005 to 2013 remain open in several jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently under examination by California Franchise Tax Board for fiscal year 2008 through fiscal 2011. The audit is in process and the outcome of the audit cannot be predicted at this time.

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

Note 11 – Stockholder's Equity
Repurchase of Common Stock

On October 27, 2011, the Company announced that its Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. In fiscal 2012, the Company repurchased 0.6 million shares at an average price of $14.30 per share for a total purchase price of $8.4 million under this program.  In fiscal 2013, the Company repurchased 0.6 million shares at an average price of $14.35 per share for a total purchase price of $7.9 million. In fiscal 2014, the Company repurchased 1.4 million shares at an average price of $16.49 per share for a total purchase price of $23.7 million. This repurchase program was completed.

  On May 8, 2014, the Company's Board of Directors approved a new program to repurchase up to $40 million of its outstanding common shares. In fiscal 2014, the Company repurchased 0.6 million shares at an average price of $16.87 per share for a total purchase price of $10.1 million.  As of June 29, 2014, approximately $29.9 million was available for future purchase under this share repurchase program. On July 28, 2014, the Company's Board of Directors has authorized an increase of $40 million to this stock repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 – Commitments and Contingencies

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

Changes in the warranty liability, which is included as a component of "Accrued liabilities" on the consolidated balance sheet as disclosed in Note 9, is as follows (in thousands):

Balance at July 3, 2011	$360
Accruals for warranties issued during the year	203
Adjustments related to pre-existing warranties including expirations and changes in estimates	42
Cost of warranty repair	(245)
Balance at July 1, 2012	360
Accruals for warranties issued during the year	152
Adjustments related to pre-existing warranties including expirations and changes in estimates	92
Cost of warranty repair	(244)
Balance at June 30, 2013	360
Accruals for warranties issued during the year	343
Adjustments related to pre-existing warranties including expirations and changes in estimates	71
Cost of warranty repair	(400)
Balance at June 29, 2014	$374

Purchase Obligations

Through the normal course of business, the Company purchases or places orders for the necessary materials of its products from various suppliers and the Company commits to purchase products where it would incur a penalty if the agreement was canceled. The Company estimates that its contractual obligations at June 29, 2014 were $24.8 million, of which $24.4 million were due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Leases

The Company leases some facilities under non-cancelable operating leases. Future minimum lease payments under the Company's non-cancelable operating leases as of June 29, 2014 were as follows (in thousands):

Fiscal year
2015	$195
2016	45
2017	11
$251

Rent expense for all operating leases was approximately $0.3 million, $0.4 million and $0.5 million in fiscal 2014, 2013 and 2012, respectively.

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

Note 13 – Segment

The Company has determined that it has one reportable segment: fiber optic component and subsystem product sales. This segment consists of organizations located in the United States and China, which develop, manufacture, and/or market fiber optic networking components.  The chief executive officer has been identified as the chief operating decision maker ("CODM"). The Company's CODM is ultimately responsible and actively involved in the allocation of resources and the assessment of the Company's operational and financial performance.

The geographic breakdown of revenues by customers' ship-to location was as follows (in thousands):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012
United States	$80,251	$68,199	$60,847
China	49,554	49,388	40,793
Europe	22,582	20,792	25,662
Japan	13,953	13,507	15,938
Other	38,441	31,514	31,688
Total revenues	$204,781	$183,400	$174,928

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	June 29, 2014	June 30, 2013
China	$37,827	$34,640
United States	6,424	6,420
Taiwan	7,862	6,627
Total	$52,113	$47,687

OPLINK COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 – Employee Benefit Plan

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

Note 15 – Subsequent Events
As the Company continues to focus on driving shareholder value and increasing operational efficiencies, the Company has commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business. The Oplink Connected business will be classified as discontinued operations beginning in fiscal 2015.  The Oplink Connected division has no meaningful revenue to date. In fiscal 2014, expenses incurred by the Oplink Connected division were approximately $14.3 million. Of the $14.3 million, $4.4 million was related to research and development, $4.1 million was related to sales and marketing expenses and $5.7 million was included in cost of revenues, of which $5.2 million was reserve for excess inventory. In fiscal 2013, expenses incurred by the Oplink Connected division were approximately $6.4 million. Of the $6.4 million, $3.5 million was related to research and development, $2.3 million was related to sales and marketing expenses and $0.6 million was included in cost of revenues. In fiscal 2012, expenses incurred by the Oplink Connected division were approximately $2.4 million.  Of the $2.4 million, $2.1 million was related to research and development and $0.3 million was related to sales and marketing expenses.

The Company also initiated a regular quarterly cash dividend to shareholders, which began in the first fiscal quarter of 2015 with a dividend of $0.05 per share of the Company's common stock. The initial dividend was payable to stockholders of record as of August 14, 2014 and $0.9 million was paid on August 28, 2014.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the U.S.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on its assessment using those criteria, our management concluded that, as of June 29, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of June 29, 2014 has been audited by Burr Pilger Mayer, Inc., an independent registered public accounting firm, as stated in their report appearing below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oplink Communications, Inc.

We have audited the internal control over financial reporting of Oplink Communications, Inc. and its subsidiaries (the "Company") as of June 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Oplink Communications, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oplink Communications, Inc. and its subsidiaries as of June 29, 2014 and June 30, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 29, 2014 and the related financial statement schedule and our report dated September 12, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
September 12, 2014

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the subsection entitled "Information Concerning the Nominees and Continuing Directors" in the section entitled "Election of Directors," and in the subsections entitled "Committees of the Board of Directors," "Compensation of Directors," "Consideration of Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the section entitled "Corporate Governance and Information Regarding the Board and its Committees" in the proxy statement for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") to be filed with the SEC within 120 days after June 29, 2014, the end of our fiscal year. Information regarding our executive officers and directors is also included in "Item 1. Business" of this Annual Report on Form 10-K and is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section of our 2014 Proxy Statement entitled "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections of our 2014 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information set forth in the section of our 2014 Proxy Statement entitled "Certain Relationships and Related Transactions".

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the in the section of our 2014 Proxy Statement entitled "Independent Auditors' Fees" in the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm."

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements. See "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report.

2. Financial Statement Schedules. See Schedule II, "Valuation and Qualifying Accounts," included with this Annual Report.

3.Exhibits. See "Exhibit Index" appearing at the end of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September, 2014.

OPLINK COMMUNICATIONS, INC.

By:	s/ Shirley Yin
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

SIGNATURE	TITLE	DATE

/s/ Joseph Y. Liu	Chairman and Chief Executive Officer	September 12, 2014
Joseph Y. Liu	(Principal Executive Officer)

/s/ Shirley Yin	Chief Financial Officer	September 12, 2014
Shirley Yin	(Principal Financial and Accounting Officer)

/s/ Chieh Chang	Director	September 12, 2014
Chieh Chang

/s/ Tim Christoffersen	Director	September 12, 2014
Tim Christoffersen

/s/ Jesse W. Jack	Director	September 12, 2014
Jesse W. Jack

/s/ Hua Lee	Director	September 12, 2014
Hua Lee

Schedule II

Oplink Communications, Inc.
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charged (credited) to Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year ended June 29, 2014	$403	$178	$(1)	$580
Year ended June 30, 2013	$362	$41	$--	$403
Year ended July 1, 2012	$470	$(31)	$(77)	$362
Product returns and allowance
Year ended June 29, 2014	$300	$115	$(317)	$98
Year ended June 30, 2013	$186	$114	$--	$300
Year ended July 1, 2012	$438	$(125)	$(127)	$186

(1)	Deductions represent costs charged or amounts written off against the reserve or allowance.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Bylaws of the Registrant.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.5(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
3.6(6)	Amendment to Bylaws of the Registrant
4.1(7)	Rights Agreement, dated as of March 18, 2002, between the Registrant and The Bank of New York.
10.1(8)	State-owned Land Use Rights Assignment Contract dated May 16, 2000 by and between the Registrant and Zhuhai Bonded Area Management Committee.
10.2(9)*	2000 Equity Incentive Plan.
10.3(10)*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.4(11)*	2009 Equity Incentive Plan.
10.5(12)*	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.
10.6(13)*	Form of Stock Option Amendment between the Registrant and its non-employee directors.
10.7(14)*	Executive Corporate Event Agreement, dated March 21, 2003, between the Registrant and Joseph Y. Liu.
10.8(15)*	Form of Executive Corporate Event Agreement for Executive Officers.
10.9(16)*	First Amendment to Executive Corporate Event Agreement between the Registrant and Joseph Y. Liu.
10.9(17)*	Form of First Amendment to Executive Corporate Event Agreement for Executive Officers.
10.9 (18)*	Form of Second Amendment to Executive Corporate Event Agreement for Executive Officers.
10.10(19)*	Form of Notice of Grant of Stock Option under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.11(20)*	Form of Notice of Grant of Restricted Stock Units under 2009 Equity Incentive Plan and Terms and Conditions of Grant.
10.12(21)*	Form of Second Amendment to Executive Corporate Event Agreement for Executive Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Burr Pilger Mayer, Inc.
24.1	Power of Attorney is contained on the Signatures page.
31.1	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**
Certification of Financial Officer Required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)	Previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1/A filed on August 29, 2000 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Registrant's Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q filed on February 9, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.1 to the Registrant's Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.2 to the Registrant's Report on Form 8-K filed on March 22, 2002 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1/A filed on August 1, 2000 and incorporated herein by reference.
(10)	Previously filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(11)	Previously filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on February 2, 2010 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1/A filed on September 9, 2000 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on September 30, 2002 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2003 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K filed on September 4, 2008 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on February 11, 2011 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K filed on August 31, 2011 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on September 10, 2010 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.1 to the Registrant's Report on Form 8-K filed on August 15, 2014 and incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**
The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Oplink for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.