Form 10-K/A
period 2014-06-29
OPLINK COMMUNICATIONS INC
filed 2014-10-30
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of October 26, 2014, approximately 16,968,556 shares of the registrant's common stock, $0.001 par value, were outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") supplements the Annual Report on Form 10-K of Oplink Communications, Inc. ("Oplink" or the "Company") for the year ended June 29, 2014 (the "Form 10-K"), which was filed with the Securities and Exchange Commission ("SEC") on September 15, 2014. This amendment is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file our definitive proxy statement by such date.
Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.
We have filed herewith as Exhibits 31.3 and 31.4 the Rule 13a-14(a) certifications. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

OPLINK COMMUNICATIONS, INC.
FORM 10-K/A (Amendment No. 1)

FOR THE YEAR ENDED JUNE 29, 2014

PART III

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is divided into three classes, designated as Class I, Class II and Class III, with each class of directors serving for staggered three-year terms.  We currently have five directors, consisting of one Class I director, two Class II directors, and two Class III directors.  The following table sets forth the name, age, class and current positions with Oplink of each of our Board members:

Name of Director	Age	Positions	Director Since
Class I Director whose term expires at the 2016 Annual Meeting
Joseph Y. Liu	63	Chairman and Chief Executive Officer	1995
Class II Directors whose terms expire at the 2014 Annual Meeting
Chieh Chang	62	Lead Independent Director, Nominating & Corporate Governance Committee Chairman and Audit Committee Member	1995
Hua Lee	62	Director, Compensation Committee Member and Nominating & Corporate Governance Committee Member	2006
Class III Directors whose terms expire at the 2015Annual Meeting
Tim Christoffersen	72	Director, Audit Committee Chairman	2009
Jesse W. Jack	78	Director, Compensation Committee Chairman and Audit Committee Member	2002

Vacancies on the Board of Directors may be filled only by persons elected by a majority of the remaining directors.  A director elected by the Board of Directors to fill a vacancy in a class shall serve for the remainder of the full term of that class, and until the director's successor is elected and qualified.  This includes vacancies created by an increase in the number of directors.

Information as to the stock ownership of each of our directors is set forth below under "Security Ownership of Certain Beneficial Owners and Management."  There are no family relationships between or among any director or executive officer.

Set forth below is biographical and other information about the directors, including information concerning the particular experience, qualifications, attributes and skills that led the Board and its Nominating and Corporate Governance Committee to determine that each should serve as a director.

Class I Director

Joseph Y. Liu.  Mr. Liu, one of our founders, served as our Chief Executive Officer from September 1999 to November 2001. He took the company public in October 2000 and retired from the CEO position in 2001.  In August 2002, Mr. Liu was re-appointed to serve as our Chief Executive Officer and has remained in that position since that time.  Mr. Liu has served as a member of our Board of Directors since our inception in 1995, serving as Chairman of the Board from 1995 through May 2000, from November 2001 to August 2002 and from November 2009 to present. Prior to founding Oplink, Mr. Liu was General Partner at Techlink Technology Ventures and Chairman of Techlink Corp., a semiconductor equipment and technology company, for more than ten years. Prior to that, he spent more than five years working as a Semiconductor Processing/Equipment Engineer and Section Manager for Mostek, Motorola and National Semiconductor.   Mr. Liu also served as a Board Member of BCD Semiconductor Manufacturing Ltd., a NASDAQ listed analog semiconductor company, from September 2000 until its acquisition by Diodes, Inc. in March 2013. Mr. Liu received his B.S. in Chemical Engineering from CSU Taiwan and his M.S. in Industrial Engineering from Cal State University, Chico.  Mr. Liu's qualifications to serve on our Board include his unsurpassed knowledge of the Company and its business, having co-founded the Company and having served on our Board since our inception, and having served as our Chief Executive Officer for most of the period since our inception, as well as his strong leadership skills and his more than twenty-five years of management experience in the semiconductor and optoelectronics industry.

Class II Directors

Chieh Chang.  Mr. Chang has been a member of our Board of Directors since September 1995. Mr. Chang currently serves as the Vice President and Senior General Manager of Worldwide Analog Products at Diodes, Inc, a NASDAQ-listed semiconductor company. Prior to that, Mr. Chang was the Chief Executive Officer of BCD Semiconductor Manufacturing Ltd., a NASDAQ-listed analog device company, from September 2008 until its acquisition by Diodes in March 2013. Mr. Chang served on the board of directors of Genesis Microchip Inc., a NASDAQ-listed semiconductor company, from November 2004 until its acquisition by STMicroelectronics in January 2008. From February 2000 to February 2003, Mr. Chang served as Chief Executive Officer of Programmable Microelectronics Company, Inc., a fabless semiconductor design company, which later became Chingis Technology Corporation, and which was acquired by Integrated Silicon Solution, Inc., a NASDAQ-listed company, in September 2012. From April 1992 to August 1996, Mr. Chang was the Director of Technology at Cirrus Logic, Inc., a semiconductor company. Mr. Chang received his B.S. in Electrical Engineering from the National Taiwan University and his M.S. in Electrical Engineering from the University of California, Los Angeles.  Mr. Chang's qualifications to serve on our Board include his extensive knowledge of the Company and its business, having served on our Board since our inception, as well as his superior technical expertise and his more than twenty-five years of management and engineering experience in the semiconductor and optoelectronics industry.

Hua Lee.  Dr. Lee has been a member of our Board of Directors since February 2006.  Dr. Lee has been Professor of Electrical and Computer Engineering at the University of California, Santa Barbara since 1990, and served as Chairman of the Electrical and Computer Engineering department from 1998 to 2002.  Prior to his tenure at the University of California, Santa Barbara, Dr. Lee was on the faculty of the University of Illinois at Urbana-Champaign.  Dr. Lee completed the Director Education and Certification Program at UCLA's Anderson School of Management in May 2007.  Dr. Lee received his B.S. degree in Electrical Engineering from the National Taiwan University, and M.S. and PhD in Electrical Engineering from University of California, Santa Barbara.  Dr. Lee's qualifications to serve on our Board include his deep knowledge of optoelectronics, as well as a keen knowledge of our industry, which brings unique observations and insights relevant to our business and to the technical aspects of our products and opportunities, as well as insight into anticipated future technological and industry trends.

Class III Directors

Tim Christoffersen.  Mr. Christoffersen has been a member of our Board of Directors since November 2009. Mr. Christoffersen served on the board of directors of Genesis Microchip Inc. from August 2002 until January 2008. From June 2004 to April 2006, Mr. Christoffersen was Chief Financial Officer of Monolithic Power Systems, Inc. (MPS), a semiconductor company, and served on MPS's board of directors and as chairman of the audit committee from March 2004 to July 2004. Mr. Christoffersen served as a financial consultant to technology companies from 1999 to 2004. Prior to that, Mr. Christoffersen served as Chief Financial Officer of NeoParadigm Labs, Inc. from 1998 to 1999 and as Chief Financial Officer of Chips and Technologies, Inc. from 1994 to 1998. Mr. Christoffersen was Executive Vice President, Director and Chief Operating Officer of Resonex, Inc. from 1991 to 1992. From 1986 to 1991, Mr. Christoffersen held several managerial positions with Ford Motor Company. Mr. Christoffersen is a Phi Beta Kappa graduate of Stanford University where he earned a B.A. in Economics. He also holds a Master's degree in Divinity from Union Theological Seminary in New York City. Mr. Christoffersen's qualifications to serve on our Board include his extensive management, board, and audit committee experience at public and private companies within the technology industry, as well as his financial expertise, which enable him to make valuable contributions to our Board and Audit Committee, including by serving as our Audit Committee Chairman and financial expert.

Jesse W. Jack.  Mr. Jack has been a member of our Board of Directors since July 2002. Since January 2003, Mr. Jack has been self-employed as an attorney with The Law Offices of Jesse Jack. He is also the Vice President and General Counsel for I-Bus Corporation, a privately held company. From 1994 until January 2003, Mr. Jack was a partner in the law firm of Jack & Keegan, a California Limited Liability Partnership. Mr. Jack served on the board of directors of The Parkinson's Institute from 1988 through 2000. Mr. Jack completed the Director Education and Certification Program at UCLA's Anderson School of Management in May 2007.  Mr. Jack received his B.S. from California State University, San Jose and his J.D. from Hastings College of Law. Mr. Jack's qualifications to serve on our Board include his extensive knowledge of the Company and its business, having served on our Board since 2002, as well as his extensive legal and management experience and leadership skills.

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

Joseph Y. Liu's biographical information is set forth above under "Board of Directors."

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended June 29, 2014, all executive officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

Corporate Governance

Oplink is committed to having sound corporate governance principles.  Strong corporate governance practices are essential to our strategy to enhance performance by creating an environment that increases operational efficiency and ensures long-term productivity growth.  Good corporate governance also helps ensure alignment with stockholder interests by promoting fairness, transparency and accountability in business activities among employees, management and the Board.  Our corporate governance practices represent our firm commitment to the highest standards of corporate ethics, compliance with laws, financial transparency and reporting with objectivity and the highest degree of integrity. Steps we have taken to fulfill this commitment include the following:

•
Corporate Governance Guidelines.  Our Board of Directors has adopted a set of Corporate Governance Guidelines which set forth our corporate governance policies and practices, which are summarized below.  The Corporate Governance Guidelines are available on our website at www.oplink.com.

•
Independent Board.  Our Board of Directors has determined that, with the exception of Mr. Liu, our Chief Executive Officer, all of its members are "independent directors," as that term is defined in the listing standards of The Nasdaq Stock Market.

•
Independent Board Committees.  All of the members of our standing Board committees – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee – are independent.

•
Committee Charters.  The charters of the Board's committees clearly establish their respective roles and responsibilities.  The charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are available on our website at www.oplink.com.

•
Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants.  The Code of Business Conduct and Ethics is available on our website at www.oplink.com.  If we make any substantive changes to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the change or waiver on our website.

•
Board Meetings without Management.  The independent members of our Board and Board Committees meet periodically without members of management present, including without the presence of Mr. Liu, our Chief Executive Officer and a member of the Board.

•
Continuing Education for Directors.  Board members are encouraged to attend seminars, conferences, and other continuing education programs, especially those designed for directors of public companies, which may be attended at Oplink's expense during service on the Board.  Most recently, members of our Board attended the 19th Annual Directors' College at Stanford Law School, held in June 2013.

•	CEO Succession Planning. The Board and its Nominating and Corporate Governance Committee have developed a succession plan for our Chief Executive Officer position and review the plan periodically.

•
Director and Executive Officer Stock Ownership Guidelines.  Our non-employee directors are expected to hold at least 4,000 shares of our common stock for so long as they remain members of the Board.  Our executive officers are expected to hold at least 1,000 shares of our common stock for so long as they hold that position. Each of our directors and executive officers currently holds in excess of that amount of our common stock.

•	Whistleblower Procedures. We have adopted procedures for receipt, retention and treatment, on a confidential basis, of complaints regarding accounting, internal financial controls or auditing matters.

Board Leadership Structure

The Board believes it is currently in the best interests of our stockholders to have our Chief Executive Officer, Joseph Y. Liu, also serve as our Chairman of the Board, and to have a separate lead independent director.  Chieh Chang currently serves as our lead independent director. The Board believes that having our CEO serve as Chairman and having a lead independent director helps to foster open and timely communication between the Board and management, ensures alignment between the Board, management, and stockholders, and also provides significant independent oversight and direction to management. The Board also believes that Mr. Liu is in the best position to provide strategic leadership to the Board based on his knowledge of the Company, our industry, our competitors, and our customers. Additionally, the Board believes that Mr. Liu has established a culture of accountability at the company which helps to ensure that management is working in the best interests of stockholders.  The role and duties of the lead independent director include:

•	presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of independent directors;

•	providing input with respect to agendas for meetings of the Board;

•	providing input as to an appropriate schedule of meetings of the Board to assure that there is sufficient time for discussion of all agenda items; and

•	having authority to call meetings of the independent directors.

Board Oversight of Risk

Oplink's management is responsible for the day-to-day assessment and management of the risks we face, while our Board administers its risk oversight function directly and through its committees. Management regularly reports to our Board or the relevant committee regarding identified or potential risks. The areas of material risk to our company include strategic, operational, financial, legal and regulatory risks.  Our Board regularly reviews our company's strategies and attendant risks, and provides advice and guidance with respect to strategies to manage these risks while attaining long- and short-terms goals. Operational risks, such as risks that may adversely affect our operating results; and financial risks, including internal controls, as well as overall economic risks, are the purview of our Audit Committee. The Audit Committee's review is accompanied by regular reports from management and assessments from our company's internal and external auditors. In assessing legal or regulatory risks, our Board of Directors and the Audit Committee are advised by management, counsel and experts, as appropriate. The Compensation Committee is responsible for overseeing the management of risks associated with executive and employee compensation and plans, to ensure that our company's compensation programs remain consistent with our stockholders' interests and that such programs do not encourage excessive risk-taking.

Committees of the Board of Directors

The Board has three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating and Corporate Governance Committee.  The current committee membership, as well a description of the duties and functions of each committee, appears below.

Name	Audit	Compensation	Nominating & Corporate Governance
Chieh Chang
Tim Christoffersen
Jesse W. Jack
Hua Lee

Key:         – Chairman
– Member
– Financial Expert

Audit Committee

The Audit Committee of the Board of Directors oversees the Company's corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee, among other things: determines and approves the engagement of the independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; reviews the financial statements to be included in the Company's periodic reports; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the review of the Company's quarterly financial statements. The charter of the Audit Committee is available on our website at www.oplink.com.

The Audit Committee has established procedures for receipt, retention and treatment, on a confidential basis, of complaints received by the Company, including the Board and the Audit Committee, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee is currently composed of three independent directors: Tim Christoffersen (who serves as Chairman of the Committee), Chieh Chang and Jesse W. Jack.  The Board of Directors has determined that Mr. Christoffersen is an "audit committee financial expert" (as defined by SEC rules and regulations) and that he also meets the financial sophistication requirements of the Nasdaq Stock Market, as such requirements are defined as of the mailing date of this proxy statement.

Compensation Committee

The Compensation Committee determines the compensation of our executive officers and independent directors, approves stock and option awards to employees under the Company's stock plans, establishes and reviews general policies relating to compensation of our employees and performs such other functions regarding compensation as the Board of Directors may delegate.  The Compensation Committee is composed of two independent directors: Jesse Jack (who serves as Chairman of the Committee) and Hua Lee.  The charter of the Compensation Committee is available on our website at www.oplink.com.  For information regarding the Compensation Committee and its compensation-setting process for our executive officers, see "Executive Compensation – Compensation Discussion and Analysis" below.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies, evaluates and recommends candidates for membership on the Company's Board of Directors and committees thereof, oversees the Company's corporate governance procedures and establishes guidelines for continuing education of our directors.  The Nominating and Corporate Governance Committee is composed of two non-employee directors: Chieh Chang and Hua Lee.  Mr. Chang serves as Chairman of the Nominating and Corporate Governance Committee.  The charter of the Nominating and Corporate Governance Committee is available on our website at www.oplink.com.

Stockholder Communications with the Board of Directors

The Company has not adopted a formal process for stockholder communications with the Board.  Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.  Stockholders who wish to do so may communicate directly with the Board, or specified individual directors, by writing to: Board of Directors of Oplink Communications, Inc., 46335 Landing Parkway, Fremont, California 94538, Attention: Chairman of the Nominating and Corporate Governance Committee.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

 This section of the proxy statement includes a description of the objectives of our compensation program, how the components of our compensation are designed to operate, and the compensation-related decisions made with respect to our Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers during fiscal 2014. These employees, for whom we have included detailed compensation information in the tables that are part of the "Executive Compensation Tables" below, are referred to as the "Named Executive Officers." For fiscal 2014, our Named Executive Officers were:

•	Joseph Y. Liu, Chairman and Chief Executive Officer;

•	Peter Lee, President and Chief Operating Officer;

•	Shirley Yin, Executive Vice President and Chief Financial Officer;

•	River Gong, Executive Vice President, Worldwide Sales; and

•	Stephen M. Welles, Senior Vice President and General Counsel.

Advisory Votes on Executive Compensation and Frequency

At our 2012 Annual Meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for that meeting.  The Board intends to include the advisory vote on executive compensation in the proxy statement for every annual meeting.

Executive Compensation Philosophy and Objectives

We compete with many other technology companies in seeking to attract and retain a skilled work force. Our compensation philosophy is to offer our employees, including our executive officers, compensation that is competitive and that meets our goals of attracting, retaining and motivating highly skilled employees, but that is also consistent with our financial goals of cost containment and long-term profitability. Utilizing this philosophy, our executive compensation policies are designed to:

•	provide a total compensation package that is competitive with other companies in the technology industry, yet is consistent with our focus on profitability; and

•	emphasize equity compensation for our executive team, particularly our Chief Executive Officer, in order to promote long-term incentives to increase stockholder value and align the interests of our officers with those of our stockholders.

Elements of Our Compensation Program

The executive compensation program for our executives, including the Named Executive Officers, mirrors Oplink's compensation program for the majority of our salaried employees, and consists primarily of two elements: base salary and equity-based incentive compensation.  In addition, we maintain a sales commission program for our sales employees, including Ms. Gong, one of our Named Executive Officers.  We also provide our employees, including our executives, with health and welfare benefits.  We have also adopted "double trigger" severance arrangements for each of the Named Executive Officers, which entitle them to certain payments and benefits if their employment terminates in connection with a change in control of Oplink.  We believe that each of these elements is important to furthering the objectives of our executive compensation program.

Base Salary.  We create a set of base salary structures that are both affordable and competitive in relation to the market.  In general, an employee's salary should reflect the employee's overall sustained performance level and contribution to Oplink over time.  We design salary to provide the essential reward for an employee's work and to be competitive in attracting talent.  Once salary levels are initially determined, increases in salary are provided to recognize an employee's specific performance achievements.  Our managers typically make performance assessments once a year, and provide ongoing feedback to employees to help maximize individual and team performance levels.

Equity Incentive Compensation.  We design our equity programs to provide sufficient long-term incentive compensation for our executives and to provide equity compensation that is competitive in relation to the market.  In addition, and equally importantly, our equity compensation program is designed to align the interests of each executive officer with those of the stockholders and to provide each executive officer with a significant incentive to manage Oplink from the perspective of an owner with an equity stake in the business.

We use both stock options and restricted stock units (RSUs) for the equity compensation of our employees, including our executive officers.  Stock options allow the officer to acquire shares of our common stock at a fixed price per share (the market price on the grant date) over a specified period of time (typically up to seven years), thus providing a return to the officer only if the market price of the shares appreciates over the option term, and the officer continues to be employed by the Company.  In addition, the stock options generally vest over four years, typically with one quarter of the shares underlying the stock option vesting after one year and the remaining shares vesting monthly over the second, third and fourth years after the grant of the stock option.  The vesting restrictions are designed to strengthen the retention value of the stock option awards, in that the option will only vest, and be exercisable by the officer, for so long as the officer remains an employee with Oplink.

We also award RSUs to officers and other employees, because they offer some advantages when compared to stock option awards, including the following:

•	RSUs promote stock ownership among employees, since they will automatically receive shares upon vesting, as opposed to options which employees often retain for many years without exercising.

•	The value of RSU awards is more stable and recognizable by employees and less subject to large swings in value than stock options. Also, unlike stock options which can fall "underwater" (i.e. the fair market value of the underlying common stock is below the exercise price of the stock option), RSUs will retain value even in a market downturn.

•	RSU should make employees more like shareholders than stock options do, since RSU values exactly track the value of our common stock.

•	Awards of RSUs should result in less stock dilution than stock options because fewer shares are necessary to deliver an equivalent compensatory value.

Cash Incentive Compensation.  Oplink does not currently have any bonus or similar cash incentive program for its executive officers, or for its employees in general.  The only cash incentive program currently maintained by Oplink is the sales commission program for its sales employees.  Ms. Gong, a Named Executive Officer and the head of our sales department, receives commissions under our sales commission program.

Benefits Programs.  Core benefits, such as our basic health benefits, 401(k) program and life insurance, are designed to provide a stable array of support to employees and their families throughout various stages of their careers, and are provided to all employees regardless of their individual performance levels.  We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices.  We monitor the market, local laws and practices and adjust our benefits programs as needed.  We design our benefits programs to provide an element of core benefits, and to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

Oversight of Executive Compensation and Role of Management

The Compensation Committee oversees our executive compensation program, establishes our compensation philosophy and policies, and administers our compensation plans.  The Compensation Committee generally reviews the compensation programs applicable to executive officers on an annual basis.  In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive's past and expected future contributions to our business.

The Committee meets regularly with our Chief Executive Officer, Mr. Liu, to obtain recommendations with respect to Company compensation programs, practices and packages for executives, other employees and directors.  Mr. Liu makes recommendations to the Committee regarding the base salary and equity compensation for the executive team.  The Compensation Committee values Mr. Liu's input since he is well placed to know what would motivate his team financially, both in terms of long-term and short-term compensation.

Mr. Liu attends most of the Committee's meetings, but the Committee also regularly holds executive sessions not attended by any members of management or non-independent directors.  The Committee discusses Mr. Liu's compensation package with him, but makes decisions with respect to his compensation without him present.  The Committee has not delegated any of its authority with respect to the compensation of executive officers.  The Committee also consults our Chief Financial Officer and General Counsel in evaluating the financial, accounting, tax and legal implications of our various compensation programs.

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibilities.  The Compensation Committee did not use a consultant to assist it in determining executive compensation for our 2014 fiscal year.  However, the Committee did engage a consultant, Compensia, Inc., during fiscal 2010 to assist it with the adoption and amendment of our equity compensation plans, which are broad-based plans available generally to all employees and which not discriminate in scope, terms, or operation in favor of our executive officers or directors.

Determination of Executive Compensation for Fiscal 2014

 The Compensation Committee typically reviews executive compensation at the beginning of each fiscal year.  In August 2013, the Compensation Committee reviewed the compensation for the Named Executive Officers for fiscal 2014 and made the following determinations:

•
Cash Compensation.  The Committee determined, in consultation with the Chief Executive Officer, to set the salary levels of the officers for fiscal 2014 as set forth below.  None of the executive officers is entitled to any cash compensation in addition to their salary except for River Gong, who receives commissions under our sales commission program.

Name	Fiscal 2012 and 2013 Salary
Joseph Y. Liu	$368,000
Peter Lee	$300,000
Shirley Yin	$300,000
River Gong	$225,000	(1)
Stephen Welles	$290,000

(1)	Ms. Gong also earns sales commissions, which totaled $ 282,575 in fiscal 2014.

•
Equity Compensation.  The Committee determined, in consultation with the Chief Executive Officer, to grant RSU awards to each of the Named Executive Officers in the amounts set forth below.  The RSU awards vest over four years.  The vesting restrictions are designed to strengthen the retention value of the awards, in that the awards will only vest for so long as the officer remains an employee with Oplink.

Name	Number of Shares Underlying RSU Awards
Joseph Y. Liu	50,000
Peter Lee	15,000
Shirley Yin	12,500
River Gong	12,000
Stephen Welles	12,500

  For more information regarding these RSU awards and the officers' other current equity award holdings, please see the "Grants of Plan-Based Awards" and "Outstanding Equity Awards at Fiscal Year-End" tables and accompanying text in the "Executive Compensation Tables" section below.

Chief Executive Officer Compensation

Mr. Liu's compensation structure differs from the other Named Executive Officers in that his overall compensation mix is more heavily weighted towards equity compensation than the other Named Executive Officers.  The Compensation Committee has tailored Mr. Liu's compensation package to maximize his incentives for performance.  The Committee believes, based on its experience and familiarity with Mr. Liu, that equity compensation provides Mr. Liu with greater performance incentives than does cash compensation, and therefore allocates substantially more of Mr. Liu's total compensation to equity awards than to cash.

The Compensation Committee did not make any changes to Mr. Liu's cash compensation during fiscal 2014.  Mr. Liu's cash compensation consists of a salary of $368,000 per year, and was set by the Compensation Committee in December 2008.  Mr. Liu's annual salary has remained at $368,000 since that time.  The Committee determined the salary amount based, in part, on the executive compensation report prepared in August 2008 by Compensia, Inc., an independent consultant engaged by the Committee to assist it with its review of executive compensation.  The $368,000 salary was equal to the median CEO base salary for the peer group of companies included in Compensia's report.  Since Oplink does not have a bonus plan, this salary also equals Mr. Liu's total annual cash compensation, which remains well below the median target and actual annual cash compensation of $730,000 and $539,000, respectively, for the peer group for companies.  The peer group of companies were chosen by the Compensation Committee, with Compensia's advice, because the Committee considered them to be similar to, and competitive with, Oplink in the market for executive talent, due to the fact that they are in comparable or related businesses, are publicly-held entities, and are of similar size as measured by revenue, market capitalization, and employee headcount.  This group consisted of the following companies:

Alliance Fiber Optic Products	Infinera Corp.
Avanex Corporation (since merged with Bookham to form Oclaro)	MRV Communications
AXT	Opnext (since acquired by Oclaro)
Bookham (since merged with Avanex to form Oclaro)	Optium Corporation (since acquired by Finisar)
EMCORE Corporation	Sycamore Networks
EXFO Electro-Optical Engineering (USA)	Zhone Technologies
Finisar Corporation

  For information regarding Mr. Liu's historical compensation and current equity award holdings, refer to the tables and accompanying text in the "Executive Compensation Tables" section below.

Timing of Equity Awards

In October 2006, our board of directors adopted a Stock Option Granting Policy which sets forth the policy that option grants shall be approved only at quarterly meetings of the Compensation Committee held during the second month of each fiscal quarter.  The Compensation Committee generally seeks to make stock option awards for current executives once per year, in connection with its annual review of executive compensation.

Severance and Change in Control Arrangements

Each of our current Named Executive Officers is party to an Executive Corporate Event Agreement with Oplink.  These agreements entitle the officers to certain payments and benefits in the event that their employment is terminated without "cause" or by the officer for "good reason" within 13 months after or 3 months prior to a change in control of Oplink.  Details regarding the severance benefits payable, as well as the estimated value of these benefits, are discussed in "Potential Payments upon Termination or Change in Control" below.

We believe that these arrangements are an important element of compensation in attracting and retaining qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in our industry.   All of the benefits payable to the officers are conditioned upon the occurrence of a "double trigger" event (meaning that there must be both a change of control of Oplink and a termination of employment).  We believe this double trigger structure strikes an appropriate balance between the potential compensation payable and the recruitment and retention objectives described above.  We also believe that, were Oplink to engage in discussions or negotiations relating to a corporate transaction that our Board deems in the interest of shareholders, these agreements would serve as an important tool in ensuring that our executive team remained focused on the consummation of the transaction, without significant distraction or concern relating to personal circumstances such as continued employment.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.  While we consider the applicable accounting and tax treatment, these factors alone do not determine our compensation programs, as we also consider the cash and non-cash impact of the programs and whether a program is consistent with our overall compensation philosophy and objectives.

All grants of stock options to our employees, including the Named Executive Officer, have exercise prices equal to or exceeding the fair market value of the underlying shares of common stock on the grant date.  Effective July 1, 2005, we adopted the provisions of FASB ASC Topic 718 under the modified prospective application method. FASB ASC Topic 718 establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  We utilize the Black-Scholes option valuation model to estimate the grant-date fair value of employee stock option awards, which requires the input of highly subjective assumptions, including expected volatility and expected life.  We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards.

Section 162(m) of the Internal Revenue Code imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next four most highly compensated executive officers, unless certain specific and detailed criteria are satisfied.  Performance-based compensation, as defined in the Internal Revenue Code, is fully deductible if the programs are approved by stockholders and meet other requirements.  In general, we have determined that we will not seek to limit executive compensation so that it is deductible under Section 162(m).  However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m).  We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and therefore our compensation committee has not adopted a policy requiring all compensation to be deductible.  Our compensation committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

We have not provided any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code.  Section 280G and related Internal Revenue Code sections provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in our control that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax.  Section 409A also imposes additional significant taxes in the event that an executive officer, director or service provider receives "deferred compensation" that does not meet the requirements of Section 409A.  We structure our equity awards in a manner intended to comply with the applicable Section 409A requirements.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with Oplink's management.  Based upon the review and discussions noted above, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

                                      The Compensation Committee

                                   Jesse Jack (Chairman)
                                   Hua Lee

Executive Compensation Tables

Summary Compensation Table

The following table sets forth the total compensation of the Named Executive Officers for services rendered to the Company in all capacities for the 2012, 2013 and 2014 fiscal years:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Joseph Y. Liu	2014	$368,000	$--	$1,029,000	$--	$--	$11,383	$1,408,383
Chief Executive Officer	2013	$368,000	$--	$--	$1,234,180	$--	$11,641	$1,622,821
	2012	$368,000	$--	$--	$--	$--	$11,296	$379,296

Peter Lee (1)	2014	$300,000	$--	$308,700	$--	$--	$16,863	$625,563
Chief Operating Officer	2013	$264,415	$--	$--	$248,636	$--	$17,023	$530,274
	2012	$260,000	$--	$--	$--	$--	$16,482	$276,482

Shirley Yin	2014	$300,000	$--	$257,250	$--	$--	$460	$557,710
Executive Vice President	2013	$285,000	$2,500	$--	$248,636	$--	$746	$536,882
and Chief Financial Officer	2012	$285,000	$--	$--	$--	$--	$746	$285,746

River Gong	2014	$225,000	$--	$246,960	$--	$282,575	$8,065	$762,600
Senior Vice President,	2013	$200,000	--	$--	$124,318	$258,263	$8,045	$590,626
Worldwide Sales	2012	$200,000	$--	$--	$--	$254,927	$8,171	$463,098

Stephen M. Welles	2014	$290,000	$--	$257,250	$--	$--	$533	$547,783
Vice President, General	2013	$275,000	$5,000	$--	$248,636	$--	$808	$529,444
Counsel and Secretary	2012	$275,000	$--	$--	$--	$--	$808	$275,808

(1)	Mr. Lee's salary was increased to $300,000 in May 2013 in connection with his promotion to President of the company.

(2)	The amounts in the Stock Awards column represent the grant date fair values, computed in accordance with FASB ASC Topic 718, of restricted stock unit (RSU) awards. For each of the RSU awards, the grant date fair value is calculated using the closing price of Oplink's common stock on the grant date, which was $20.58 per share, as if these awards were vested and issued on the grant date. The amounts shown disregard estimated forfeitures. Regardless of the value of the RSU award on the grant date, the actual value that may be recognized by the executive officers will depend on the market value of our common stock on the dates in the future that the RSUs vest.

(3)	The amounts in the Option Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718 (Compensation — Stock Compensation), of stock option awards granted during the applicable fiscal year. For information on the valuation assumptions with respect to stock option grants, refer to the section under the heading "Stock Compensation" in Note 2 to the consolidated financial statements contained in Oplink's Annual Report on Form 10-K filed with the SEC on September 15, 2014. Regardless of the value on the grant date, the actual value that may be recognized by the officers will depend on the market value of our common stock on the dates in the future that the options are exercised.

(4)	These amounts reflect commission pay to Ms. Gong under our sales commission program.

(5)	These amounts reflect premiums paid for the benefit of the respective officer for health insurance, group life insurance, disability insurance and vision care. These benefits are generally made available on a non-discriminatory basis to all of our U.S. employees. None of our officers has received any benefit that individually exceeded $25,000 or 10% of the officer's total compensation.

Grants of Plan-Based Awards

The following table sets forth information on plan-based equity incentive awards granted to our Named Executive Officers during the 2014 fiscal year. The only equity awards made to the Named Executive Officers during fiscal 2014 were RSU awards.

Name	Grant Date	Number of Shares Underlying Stock Awards (1)	Grant Date Fair Value of Stock Awards (2)
Joseph Liu	8/14/2013	50,000	$1,029,000
Peter Lee	8/14/2013	15,000	$308,700
Shirley Yin	8/14/2013	12,500	$257,250
River Gong	8/14/2013	12,000	$246,960
Stephen Welles	8/14/2013	12,500	$257,250

(1)	Each RSU award vests over four years, with 50% of the shares on the second anniversary of the grant date and 25% of the shares vesting on each of the third and fourth anniversaries of the grant date, subject to the officer's continued employment with the company.

(2)	The dollar amounts shown represent the total number of shares underlying the RSU award times $20.58 per share, the closing price of our common stock on the grant date. These amounts are also equal to the expenses we recognized in our financial statements for the stock awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by the Named Executive Officers at the end of the fiscal year ended June 29, 2014.

	Option Awards				Stock Awards
Name	Number of Shares Underlying Unexercised Options Exercisable (1)	Number of Shares Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of RSUs not yet Vested	Market Value of RSUs not yet Vested (2)
Joseph Liu	700,000	–	$20.25	6/2/16	–	–
	91,666	108,334	$16.46	8/29/19	–	–
	–	–	$–	–	50,000	$850,000

Peter Lee	9,796	–	$12.60	10/18/14	–	–
	12,000	–	$17.79	5/9/17	–	–
	6,251	–	$10.09	5/7/18	–	–
	18,333	21,667	$16.46	8/29/19	–	–
	–	–	$–	–	15,000	$255,000

Shirley Yin	5,209	–	$13.12	8/23/17	–	–
	16,669	–	$10.09	5/7/18	–	–
	18,333	21,667	$16.46	8/29/19	–	–
	–	–	$–	–	12,500	$212,500

River Gong	1,459	–	$13.12	8/23/17	–	–
	6,876	–	$10.09	5/7/18	–	–
	9,166	10,834	$16.46	8/29/19	–	–
	–	–	$–	–	12,000	$204,000

Stephen Welles	48,529	–	$10.09	5/7/18	–	–
	18,333	21,667	$16.46	8/29/19	–	–
	–	–	$–	–	12,500	$212,500

(1)	Twenty-five percent of the shares subject to each option award vests one year after the grant date, and the remainder vest monthly over the following thirty-six months, subject to the officer's continued employment with the company.

(2)	Market value is equal to the closing price of $17.00 on June 27, 2014, the last trading day of our 2014 fiscal year, multiplied by the number of RSUs not yet vested. The RSUs vest as follows: fifty percent of the award vests on the second anniversary of the grant date, twenty-five percent vests on the third anniversary of the grant date and the remaining twenty-five percent vests on the fourth anniversary of the grant date.

Option Exercises and Stock Vested During Fiscal Year

The following table sets forth the dollar amounts realized by our Named Executive Officers during our 2014 fiscal year pursuant to the vesting of RSU awards.  There were no stock options exercised during the 2014 fiscal year by any of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Joseph Liu	--	--	25,000	$542,250
Peter Lee	–	–	7,500	$162,675
Shirley Yin	–	–	10,000	$216,900
River Gong	–	–	5,000	$108,450
Stephen Welles	–	–	2,500	$54,225

(1)	The value realized on vesting is equal to the number of shares vested multiplied by $21.69, the closing price of our common stock on August 12, 2013, the vesting date of the shares.

Potential Payments Upon Termination or Change-in-Control

Each of our current Named Executive Officers is party to an Executive Corporate Event Agreement ("Change of Control Agreement") with Oplink.  These agreements entitle the officers to certain payments and benefits in the event that their employment is terminated without "cause" or by the officer for "good reason" within 13 months after or 3 months prior to a change in control of Oplink, as further described below.  Mr. Liu's Change of Control Agreement was entered into in March 2003, and the Change of Control Agreements for Ms. Yin, Mr. Lee, Ms. Gong and Mr. Welles were entered into in September 2008.

"Double Trigger" Severance Benefits

The Change of Control Agreements entitle the officers to certain benefits in the event that their employment terminates as the result of an "Involuntary Termination Without Cause" or a "Voluntary Termination With Good Reason," and such termination occurs within the period beginning three (3) months prior to and ending thirteen (13) months following a "Corporate Event."

Definitions

A "Corporate Event" means a change of control of Oplink, and includes:

•	a sale of all or substantially all of Oplink's assets;

•	a merger of Oplink with another corporation, after which merger the Oplink stockholders own less than fifty percent (50%) of the voting stock of the surviving corporation;

•	an acquisition by any third party of at least fifty percent (50%) of the voting stock of Oplink;

•
a "going private" transaction in which (1) any person, entity or group obtains all of the outstanding common stock of Oplink, (2) the other stockholders of Oplink receive cash, debt or preferred stock in exchange for their shares of common stock of Oplink, and (3) as a result of such transaction, Oplink will no longer be subject to the ongoing reporting requirements of the Exchange Act; and

•	a change in our Board of Directors such that the current members of the Board cease to constitute at least fifty percent (50%) of our board of directors (unless approved by the current Board).

"Involuntary Termination Without Cause" means the involuntary termination of the officer's employment for reasons other than:

•	any intentional act of fraud, embezzlement or misappropriation of Oplink's property by the officer which has a materially adverse impact on the business or affairs of Oplink;

•	any intentional unauthorized use or disclosure by the officer of confidential information or trade secrets of Oplink; or

•	any other intentional misconduct by the officer which has a materially adverse impact on the business or affairs of Oplink.

If Oplink intends to terminate the officer for "cause" based on one of the reasons listed above, it must provide the officer with thirty (30) days written notice and the opportunity to correct his or her conduct if such conduct can be corrected during the notice period.

"Voluntary Termination With Good Reason" means the officer's voluntary resignation within sixty (60) days following the initial occurrence of any of the following actions without the officer's consent:

•
the material reduction in the officer's authorities, duties, or responsibilities as an Oplink employee as in effect prior to such reduction (but not merely a change in title or reporting relationships);

•	a reduction in the officer's base compensation of more than ten percent (10%); or

•	the relocation of the officer's place of employment to a location more than fifty (50) miles away from the officer's current location.

The officer must assert any termination for Good Reason by written notice no later than twenty (20) days following the initial existence of the event giving rise to Good Reason, after which Oplink has thirty (30) days to rescind or correct the matter giving rise to Good Reason.

Severance Benefits

If an officer's employment is terminated as the result of an "Involuntary Termination Without Cause" or a "Voluntary Termination With Good Reason" during the period beginning three (3) months prior to and ending thirteen (13) months following a "Corporate Event" (each as defined above) then, subject to signing a release of claims in favor of the Company, the officer shall be entitled to the following benefits:

•	A lump sum cash severance payment equal to:
o	in the case of Mr. Liu, Ms. Yin, Mr. Lee and Mr. Welles, one (1) year's annual base salary; and
o	in the case of Ms. Gong, one (1) year's annual base salary plus an amount equal to the total sales commissions earned by Ms. Gong in the previous fiscal year;

•	The vesting of the officer's outstanding equity awards will be accelerated, as follows:
o	in the case of Mr. Liu, Ms. Yin and Mr. Welles, all outstanding equity awards will vest in full; and
o	in the case of Ms. Gong and Mr. Lee, the unvested portion of equity awards that would normally vest over the next twelve (12) months will become vested;

•	The officer will have two (2) years following the date of his or her termination in which to exercise any outstanding stock options or other similar rights to acquire Oplink stock.

•	Oplink will pay the premiums for group health plan continuation coverage (i.e., medical, dental and vision insurance) under Title X of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), for the officer and his or her eligible dependents for up to twelve (12) months following the officer's employment termination date (the "COBRA Premiums"), provided that the officer timely elects continued group health coverage under COBRA and otherwise qualifies for continued coverage.

The following table shows the estimated value of the payments to each Named Executive Officer assuming the occurrence of a "double trigger" termination on the last day of our 2014 fiscal year.  Payment of the amounts below requires both a change in control of Oplink and a qualified termination of employment, as described above.

			Acceleration of Vesting (3)
Name	Severance Payment (1)	COBRA Premiums (2)	Value Realized on Accelerated Vesting of RSUs	Value Realized on Accelerated Vesting of Stock Options
Joseph Liu	$368,000	$18,865	$850,000	$58,500
Peter Lee	$300,000	$25,960	$63,750	$10,800
Shirley Yin	$300,000	$–	$212,500	$11,700
River Gong	$507,575	$13,493	$51,000	$4,950
Stephen Welles	$290,000	$–	$212,500	$11,700

(1)
Reflects estimated pre-tax, absolute dollar amounts for severance payments to each Named Executive Officer.  In the case of Mr. Liu, Ms. Yin, Mr. Lee and Mr. Welles, the amounts are equal to their regular annual base salaries in effect at the end of our 2014 fiscal year.  In the case of Ms. Gong, the amount is equal to her annual base salary in effect at the end of the fiscal year plus the $282,575 she earned in sales commissions during fiscal 2014.

(2)
Includes aggregate incremental costs for continuation of medical benefits as assumed for financial reporting purposes, assuming we are able to continue benefits coverage for each Named Executive Officer at the level of coverage in place at the end of fiscal 2014.  Ms. Yin and Mr. Welles do not participate in our health plans, and therefore would not be entitled to elect to receive continuation coverage benefits.

(3)	Reflects the value of RSU and stock option awards subject to acceleration of vesting based on the closing price of $17.00 on June 27, 2014, the last trading day of our 2014 fiscal year.

Term

The Change of Control Agreements entered into with Ms. Yin, Mr. Lee, Ms. Gong and Mr. Welles in September 2008 were initially established with terms of three (3) years. The agreements were amended in September 2011 to extend the terms by an additional three (3) years, were again amended in August 2013 to extend the terms by an additional three (3) years, and are now scheduled to expire in September 2017, unless renewed or replaced by new agreements.  However, if a Corporate Event occurs prior to the end of the three-year term, the Change of Control Agreements will be extended until thirteen (13) months following the Corporate Event, and if an officer becomes entitled to benefits under the agreement, the agreement will be further extended until all benefits have been paid to the officer.  Mr. Liu's agreement, entered into in March 2003, does not have a set term.

Excise Tax

In the event that the severance payments and other benefits payable to an officer under the Change of Control Agreement constitute "parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended (the "U.S. Tax Code"), and would be subject to the applicable excise tax, then the officer's severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the officer on an after-tax basis of the greatest amount of benefits.

409A Compliance

The Change of Control Agreements contain additional provisions which are intended to ensure that the Change of Control Agreements comply with and will be administered in accordance with Section 409A of the U.S. Tax Code.

Compensation of Directors

Director Compensation Program
The compensation of our non-employee directors is determined by the Compensation Committee of our Board of Directors.  Mr. Liu, our chief executive officer, does not receive additional compensation for his service as a director.  The current compensation program for our non-employee directors consists of cash compensation and equity compensation, as follows:

•	Cash compensation. Each of our non-employee directors currently receives cash compensation of $30,000 per year plus additional amounts based on their service on the Board's committees or as lead independent director:

Category of Service	Annual Fee
Director	$30,000
Audit Committee Chair	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair	$7,500
Compensation Committee Member	$5,000
Nominating & Governance Committee Chair	$7,500
Nominating & Governance Committee Member	$5,000
Lead Independent Director	$5,000

•	Equity compensation. Under the current policy adopted by the Compensation Committee, each of our non-employee directors receives an annual award of shares of our common stock, in amounts and on terms determined by the Compensation Committee. For our 2014 fiscal year, the amount of the award was 4,000 shares. There were no vesting restrictions on the shares. However, the Compensation Committee has adopted stock ownership guideline for non-employee directors, under which each non-employee director is expected to hold at least 4,000 shares of the Company's common stock for so long as they remain on the Board. In addition, in August 2012, each of our non-employee directors was awarded an option to purchase 10,000 shares of common stock at $16.46 per share, the closing trading price of our common stock on the date of grant. The stock options vest over four years, and are intended to provide additional long-term incentive compensation to our non-employee directors.

Fiscal 2014 Compensation
The following table provides information concerning the compensation paid by us to each of our non-employee directors for the fiscal year ended June 29, 2014.

Name	Fees Earned or Paid in Cash		Stock Awards (5)	Total
Chieh Chang	$52,500	(1)	$82,320	$134,820
Tim Christoffersen	$50,000	(2)	$82,320	$132,320
Jesse W. Jack	$47,500	(3)	$82,320	$129,820
Hua Lee	$40,000	(4)	$82,320	$122,320

(1)	Consists of $30,000 for service as a director, $10,000 for service as a member of the Audit Committee, $7,500 for service as chairman of the Nominating and Corporate Governance Committee and $5,000 for service as lead independent director.
(2)	Consists of $30,000 for service as a director and $20,000 for service as chairman of the Audit Committee.
(3)	Consists of $30,000 for service as a director, $10,000 for service as a member of the Audit Committee and $7,500 for service as chairman of the Compensation Committee.
(4)	Consists of $30,000 for service as a director, $5,000 for service as a member of the Compensation Committee and $5,000 for service as a member of the Nominating and Corporative Governance Committee.
(5)	Each non-employee director received a stock award of 4,000 shares of our common stock on August 14, 2013. The shares were fully vested upon grant. The dollar amounts shown represent the value of 4,000 shares of our common stock at $20.58 per share, the closing price of our common stock on the grant date of the awards. These amounts are also equal to the expenses we recognized in our financial statements for the stock awards.

As of June 29, 2014, our non-employee directors' stock option holdings were as follows:

Name	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Chieh Chang	10,285	--	$12.92	11/10/2015
	4,583	5,417	$16.46	8/29/2019

Tim Christoffersen	4,583	5,417	$16.46	8/29/2019

Jesse W. Jack	4,583	5,417	$16.46	8/29/2019

Hua Lee	9,428	--	$16.59	2/16/2016
	4,583	5,417	$16.46	8/29/2019

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2014 were Jesse Jack and Hua Lee.  No member of the Committee was at any time during fiscal 2014 or at any other time an officer or employee of Oplink. During fiscal 2014, no executive officer of the Company served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or our Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the Company's knowledge, the following table sets forth certain information regarding beneficial ownership of the Company's common stock as of October 16, 2014, the record date for the annual meeting, by (1) each person or entity who is known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors and nominees for director, (3) each of the Company's Named Executive Officers and (4) all of the Company's current directors and executive officers as a group.

Except as indicated, the address of the beneficial owners is c/o Oplink Communications, Inc., 46335 Landing Parkway, Fremont, California 94538.  Information related to holders of more than 5% of the Company's common stock was obtained from filings with the SEC made by stockholders under the Exchange Act.  Pursuant to Rule 13d-3 of the Exchange Act, shares are deemed to be beneficially owned by a person on a particular date if that person has the right to acquire shares (for example, upon exercise of an option) within sixty (60) days of that date.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As of October 16, 2014, there were 16,988,556 shares of Oplink common stock outstanding.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Lombardia Capital Partners LLC (1) 55 South Lake Ave., Suite 750 Pasadena, California 91101	1,514,811	8.9%
Investment Counselors of Maryland LLC (2) 300 East Lombard Street, Suite 810 Baltimore, Maryland 21202	1,260,113	7.4%
Ariel Investments, LLC (3) 200 East Randolph Street, Suite 2900 Chicago, Illinois 60601	1,172,248	6.9%
Dimensional Fund Advisors LP (4) Building One, 6300 Bee Cave Road Austin, Texas 78746	1,143,287	6.7%
Royce & Associates, LLC (5) 745 Fifth Avenue New York, NY 10151	1,138,806	6.7%
BlackRock Fund Advisors (6) 400 Howard Street San Francisco, California 94105	958,825	5.6%
Engaged Capital LLC (7) 610 Newport Center Drive, Suite 250 Newport Beach, CA 92660	863,468	5.1%
Directors and Executive Officers
Joseph Y. Liu (8)	1,482,072	8.7%
Chieh Chang (9)	493,395	2.9%
Tim Christoffersen (10)	19,625	*
Jesse W. Jack (11)	33,625	*
Hua Lee (12)	43,053	*
Peter Lee (13)	79,461	*
Shirley Yin (14)	77,010	*
River Gong (15)	49,975	*
Stephen M. Welles (16)	80,816	*
All executive officers and directors as a group (9 persons) (17)	2,358,239	13.9%

*	Less than one percent.

(1)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Lombardia Capital Partners LLC on October 16, 2014.

(2)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Investment Counselors of Maryland LLC on August 4, 2014.

(3)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Ariel Investments, LLC on August 14, 2014.

(4)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Dimensional Fund Advisors LP on August 8, 2014.

(5)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Royce & Associates, LLC on August 11, 2014.

(6)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by BlackRock Fund Advisors on August 6, 2014.

(7)	Based on information set forth in a Form 13F filed with the Securities and Exchange Commission by Engaged Capital LLC on August 14, 2014.

(8)	Includes 812,500 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014.

(9)
Includes 15,910 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014 and 429,200 shares held in the Chieh and Lily Chang Trust, for which Mr. and Mrs. Chang serve as trustees.

(10)	Includes 5,625 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014.

(11)	Includes 5,625 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

(12)	Includes 15,053 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

(13)	Includes 40,751,shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

(14)	Includes 44,378 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

(15)	Includes 19,585 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

(16)	Includes 71,029 shares issuable upon the exercise of options that will be exercisable within sixty (60) days of October 16, 2014

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of June 29, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Plans approved by security holders	2,578,729	(1)	$17.02	(2)	1,752,760	(3)
Plans not approved by security holders	—		—		—
Total	2,578,729		$17.02		1,752,760

(1)	Consists of 2,057,104 shares subject to outstanding stock options and 521,625 RSUs that have not yet vested.

(2)	This weighted-average exercise price does not include outstanding RSUs.

(3)	Consists of 584,366 shares available for future issuance under our 2009 Equity Incentive Plan (for stock options and RSUs), and 1,168,394 shares available for future issuance under our 2000 Employee Stock Purchase Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's Bylaws.  Reference is also made to the employment agreements, termination of employment and change-in-control arrangements described under "Executive Compensation" in this annual report.

The Company believes that each of the foregoing transactions were in the best interests of the Company and its stockholders.  As a matter of policy all future transactions between the Company and any of its officers, directors or principal stockholders will be subject to review and approval by the Audit Committee, or otherwise by a majority of the independent and disinterested members of the Board of Directors.  Furthermore, the transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with a bona fide business purpose.

Director Independence

Our Board of Directors has determined that, with the exception of Mr. Liu, our Chief Executive Officer, all of its members are "independent directors," as that term is defined in the listing standards of The Nasdaq Stock Market.  All of the members of our standing Board committees – the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee – are independent.  For more information please see the disclosure in "Item 10.  Directors, Executive Officers and Corporate Governance" of this annual report.

Item 14.  Principal Accountant Fees and Services

The Audit Committee of our Board of Directors has selected Burr Pilger Mayer, Inc. as the Company's independent registered public accounting firm.  Burr Pilger Mayer, Inc. has performed the audit of our financial statements for the past eight fiscal years.

The Audit Committee is responsible for the audit fee negotiations associated with the retention of Burr Pilger Mayer, Inc. as the Company's independent registered public accounting firm. The aggregate fees and expenses billed by Burr Pilger Mayer, Inc. for professional services rendered for the audit of the Company's annual financial statements for the years ended June 30, 2013 and June 29, 2014, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those years, for the audit of the Company's internal control over financial reporting as of June 30, 2013 and June 29, 2014, and all other audit related, consulting or other fees and expenses, are set forth in the table below.
	Fiscal Year Ended
	June 30, 2013	June 29, 2014
Audit Fees
Audit of consolidated financial statements, review of interim financial statements and SEC filings and audit of internal control over financial reporting	$773,095	$782,205
All Other Fees	–	–
Total Fees	$773,095	$782,205

All of the fees described above were pre-approved by the Audit Committee.  The Audit Committee has determined the rendering of all other non-audit services by Burr Pilger Mayer, Inc. is compatible with maintaining their independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm.  Pre-approval is provided as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service.  Mr. Christoffersen, the chairman of the Audit Committee, has also been authorized to pre-approve non-audit services, provided that any such approvals must be reported to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of October, 2014.

OPLINK COMMUNICATIONS, INC.

By:	/s/Shirley Yin
Shirley Yin
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of Chief Executive Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer Required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.