Form 10-Q
period 2014-09-28
OPLINK COMMUNICATIONS INC
filed 2014-11-07
CIK 1022225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of  October 26, 2014, was 16,968,556.

OPLINK COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 28, 2014	June 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,558	$41,819
Short-term investments	74,270	87,656
Accounts receivable, net	46,669	43,619
Inventories	37,039	38,771
Assets held for sale	1,281	--
Deferred tax assets	815	815
Prepaid expenses and other current assets	8,237	5,345
Total current assets	216,869	218,025

Property, plant and equipment, net	50,841	52,113
Long-term investments	7,149	10,442
Goodwill and acquired intangible assets, net	746	919
Deferred tax assets, non-current	7,759	7,792
Other assets	13,082	13,402
Total assets	$296,446	$302,693

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,177	$15,816
Accrued liabilities	17,427	13,730
Income tax payable	626	1,359
Total current liabilities	34,230	30,905

Income tax payable, non-current	10,045	9,820
Deferred tax liabilities, non-current	388	388
Other non-current liabilities	1,350	1,331
Total liabilities	46,013	42,444

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value, 34,000 shares authorized; 16,969 and 17,497 shares issued and outstanding as of September 28, 2014 and June 29, 2014, respectively	17	17
Additional paid-in capital	396,672	407,211
Accumulated other comprehensive income	17,287	17,176
Accumulated deficit	(163,543)	(164,155)
Total stockholders' equity	250,433	260,249
Total liabilities and stockholders' equity	$296,446	$302,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share data)	Three Months Ended
	September 28, 2014	September 29, 2013

Revenues	$57,138	$54,773
Cost of revenues	38,935	36,807
Gross profit	18,203	17,966

Operating expenses:
Research and development	6,515	6,067
Sales and marketing	3,724	3,553
General and administrative	3,294	2,880
Amortization of acquired intangible assets	10	40
Net loss on sale and disposal of property and equipment	--	77
Total operating expenses	13,543	12,617

Operating income	4,660	5,349
Interest income and other, net	173	32
Income from continuing operations before provision for income taxes	4,833	5,381
Provision for income taxes	642	1,170
Income from continuing operations, net of tax	4,191	4,211
Loss from discontinued operations, net of tax	(3,579)	(1,989)
Net income	$612	$2,222

Basic net income (loss) per share from:
Continuing operations	$0.24	$0.22
Discontinued operations	(0.20)	(0.10)
Net income	$0.04	$0.12

Diluted net income (loss) per share from:
Continuing operations	$0.24	$0.22
Discontinued operations	(0.20)	(0.11)
Net income	$0.04	$0.11

Weighted average shares:
Basic	17,167	19,239
Diluted	17,447	19,543

Cash dividend declared per share	$0.05	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended
	September 28, 2014	September 29, 2013
Net income	$612	$2,222
Other comprehensive income, net of taxes:
Currency translation adjustments	107	322
Change in net unrealized gain on investments, net	4	1,568
Other comprehensive income, net	111	1,890
Comprehensive income	$723	$4,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$612	$2,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,428	2,001
Amortization of acquired intangible assets	46	75
Stock-based compensation expense	1,576	2,077
Amortization of premium on investments	207	212
Net loss on sale and disposal of property and equipment	--	77
Deferred income taxes	36	(74)
Changes in assets and liabilities:
Accounts receivable	(3,038)	(52)
Inventories	643	(5,841)
Prepaid expenses and other assets	(2,510)	(192)
Accounts payable	1,141	1,789
Accrued liabilities and other liabilities	3,183	2,145
Net cash provided by operating activities	4,324	4,439

Cash flows from investing activities:
Purchases of available-for-sale investments	(14,518)	(47,419)
Sales and maturities of available-for-sale investments	31,000	48,371
Purchases of held-to-maturity investments	--	(9,288)
Purchases of non-marketable equity securities	(74)	--
Proceeds from sales of property and equipment	--	51
Purchases of property and equipment	(1,383)	(5,502)
Net cash provided by (used for) investing activities	15,025	(13,787)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,263	620
Dividend payments to stockholders	(858)	--
Repurchases of common stock	(12,569)	--
Tax withholdings related to net share settlements of restricted stock units	(445)	(1,147)
Net cash used for financing activities	(12,609)	(527)

Effect of exchange rates on cash and cash equivalents	(1)	38
Net increase (decrease) in cash and cash equivalents	6,739	(9,837)
Cash and cash equivalents at beginning of period	41,819	65,014
Cash and cash equivalents at end of period	$48,558	$55,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPLINK COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

The Company

Oplink Communications, Inc. ("Oplink" or the "Company") was incorporated in California in September 1995 and was reincorporated in Delaware in September 2000. The Company is headquartered in Fremont, California and has manufacturing, design and research and development facilities in Zhuhai, Shanghai and Wuhan, China and in Taipei and Hsinchu, Taiwan.

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

The Company also has a business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. As the Company continues to focus on driving shareholder value and increasing operational efficiencies, the Company has commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business. The Oplink Connected business has been classified as discontinued operations, see "Note 11. Discontinued Operations and Assets Held For Sale".

Note 2 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 28, 2014, the results of its operations for the three month periods ended September 28, 2014 and September 29, 2013 and its cash flows for the three month periods ended September 28, 2014 and September 29, 2013. The results of operations for the periods presented are not necessarily indicative of those that may be expected for the full year. The condensed consolidated financial statements presented herein have been prepared by management, without audit by independent auditors who do not express an opinion thereon, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2014. The June 29, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2014 but does not include all disclosures required for annual periods. Certain reclassifications have been made to conform to the current period's presentation.

The Company operates and reports using a fiscal year, which ends on the Sunday closest to June 30. Fiscal 2015 and Fiscal 2014 are 52-week fiscal years.

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presents the financial information of some of its foreign operating subsidiaries in its condensed consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of its parent company to ensure timely reporting of condensed consolidated results.

The Company conducts its business within one business segment and has no organizational structure dictated by product, service lines, geography or customer type.

There have been no significant changes in the Company's significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Note 3 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 uses a five-step model to determine revenue recognition in contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. This standard is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 redefines discontinued operations as disposals representing a strategic shift in operations and having a major effect on the organization's operations and financial results. The new standard is effective for fiscal years beginning after December 15, 2014. The Company is currently evaluating the impact of this new guidance on its condensed consolidated financial statements and related disclosures.

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

	Three Months Ended
	September 28, 2014	September 29, 2013
Numerator:
Income from continuing operations, net of tax	$4,191	$4,211
Loss from discontinued operations, net of tax	(3,579)	(1,989)
Net income	$612	$2,222

Denominator:
Weighted average common shares outstanding	17,167	19,239
Dilutive effect of employee stock options and restricted stock units	280	304
Weighted average common shares outstanding, assuming dilution	17,447	19,543

Basic net income (loss) per share from:
Continuing operations	$0.24	$0.22
Discontinued operations	(0.20)	(0.10)
Net income	$0.04	$0.12

Diluted net income (loss) per share from:
Continuing operations	$0.24	$0.22
Discontinued operations	(0.20)	(0.11)
Net income	$0.04	$0.11

Anti-dilutive stock options and awards not included in net income (loss) per share calculation	940	1,768

Note 5 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component and related tax effects during the three months ended September 28, 2014 were as follows (in thousands):

	Unrealized Gains (Losses) on Available-for- Sale Securities	Foreign Currency Translation Adjustment	Total
As of June 29, 2014	$(11)	$17,187	$17,176
Other comprehensive income before reclassification	4	107	111
Amounts reclassified from accumulated other comprehensive income	--	--	--
Other comprehensive income, net	4	107	111
As of September 28, 2014	$(7)	$17,294	$17,287

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

Investments as of September 28, 2014 and June 29, 2014 were as follows (in thousands):

	September 28, 2014
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$11,492	$3	$--	$11,495
Corporate commercial paper	20,990	--	--	20,990
Corporate debt securities	11,395	--	(10)	11,385
Certificates of deposit	3,681	--	--	3,681
Held-to-maturity:
Corporate debt securities	26,719	2	(8)	26,713
Total short-term investments	74,277	5	(18)	74,264

Long-term investments:
Held-to-maturity:
Corporate debt securities	7,149	--	(11)	7,138
Total long-term investments	7,149	--	(11)	7,138
Total investments	$81,426	$5	$(29)	$81,402

	June 29, 2014
Short-term investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
U.S. Treasury securities	$21,990	$3	$--	$21,993
Corporate commercial paper	27,988	--	--	27,988
Corporate debt securities	10,469	--	(14)	10,455
Certificates of deposit	3,653	--	--	3,653
Held-to-maturity:
Corporate debt securities	23,567	6	(3)	23,570
Total short-term investments	87,667	9	(17)	87,659

Long-term investments:
Held-to-maturity:
Corporate debt securities	10,442	--	(8)	10,434
Total long-term investments	10,442	--	(8)	10,434
Total investments	$98,109	$9	$(25)	$98,093

The gross unrealized losses related to available for sale and held to maturity investments were primarily due to changes in market interest rates.  The Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis to meet its cash or working capital requirements or contractual or regulatory obligations.  The Company did not recognize any impairment loss during the three months ended September 28, 2014 and September 29, 2013, respectively

The following tables show the gross unrealized losses and fair value of the Company's investments, aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 28, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$10,885	$(10)
Held-to-maturity:
Corporate debt securities	17,919	(8)
Total short-term investments	28,804	(18)
Held-to-maturity:
Corporate debt securities	7,138	(11)
Total long-term investments	7,138	(11)
Total investments	$35,942	$(29)

	June 29, 2014
	Less Than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate debt securities	$5,877	$(14)
Held-to-maturity:
Corporate debt securities	8,619	(3)
Total short-term investments	14,496	(17)
Held-to-maturity:
Corporate debt securities	10,435	(8)
Total long-term investments	10,435	(8)
Total investments	$24,931	$(25)

As of September 28, 2014 and June 29, 2014, there were no individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost and estimated fair value of debt securities as of September 28, 2014 and June 29, 2014 by contractual maturities are shown below (in thousands):

	September 28, 2014		June 29, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale investments:
Due in one year or less	$47,558	$47,551	$64,100	$64,089
Total available-for-sale investments	$47,558	$47,551	$64,100	$64,089

Held-to-maturity investments:
Due in one year or less	$26,719	$26,713	$23,567	$23,570
Due in one year to five years	7,149	7,138	10,442	10,434
Total held-to-maturity investments	$33,868	$33,851	$34,009	$34,004
Total investments	$81,426	$81,402	$98,109	$98,093

Non-Marketable Equity Securities

The Company accounts for its equity investments in privately held companies under the cost method.  These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in the value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing.  The valuation also takes into account the investee's capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. The aggregate carrying value of the Company's non-marketable equity securities was $4.9 million and $4.9 million as of September 28, 2014 and June 29, 2014, respectively, and was classified within other assets on the Company's condensed consolidated balance sheets .  The Company did not recognize any impairment loss during the three months ended September 28, 2014 and September 29, 2013, respectively.

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

The Company bases the fair value of its financial assets on pricing from third party sources of market information obtained through the Company's investment brokers. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information it receives from brokers. The Company's investment brokers obtain pricing data from a variety of industry standard data providers (e.g., Bloomberg), and rely on comparable pricing of other securities because the Level 2 securities that the Company holds are not actively traded and have fewer observable transactions. The Company considers this the most reliable information available for the valuation of the securities. There were no changes in valuation techniques or related inputs in the three months ended September 28, 2014.

The following table presents the Company's financial assets which were measured at fair value on a recurring basis at September 28, 2014 and June 29, 2014 (in thousands):

	September 28, 2014
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$13,524	$--	$13,524
Corporate commercial paper	--	2,000	2,000
Short-term investments:
Corporate commercial paper	--	20,990	20,990
U.S. Treasury securities	--	11,495	11,495
Certificates of deposit	--	3,681	3,681
Corporate debt securities	--	11,385	11,385
Total financial assets	$13,524	$49,551	$63,075

	June 29, 2014
	Level 1	Level 2	Total
Financial assets
Cash equivalents:
Money market funds	$14,697	$--	$14,697
Short-term investments:
Corporate commercial paper	--	27,988	27,988
U.S. Treasury securities	--	21,993	21,993
Certificates of deposit	--	3,653	3,653
Corporate debt securities	--	10,455	10,455
Total financial assets	$14,697	$64,089	$78,786

As of September 28, 2014 and June 29, 2014, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value measurement hierarchy in the three months ended September 28, 2014 and June 29, 2014.

Note 9 – Balance Sheet Components (in thousands)

	September 28, 2014	June 29, 2014
Inventories:
Raw materials	$22,194	$24,650
Work-in-process	11,278	10,760
Finished goods	3,567	3,361
	$37,039	$38,771
Property, plant and equipment, net:
Production and engineering equipment	$71,937	$71,243
Computer hardware and software	9,179	9,131
Building and leasehold improvements	36,442	35,925
Land	6,130	6,114
Construction in progress	237	319
	123,925	122,732
Less: Accumulated depreciation	(73,084)	(70,619)
	$50,841	$52,113
Other assets:
Long term deposit	$774	$823
Investments in privately held companies	4,938	4,863
Technology license	183	200
Deferred income tax charge	5,867	6,101
Other	1,320	1,415
	$13,082	$13,402
Accrued liabilities:
Payroll and related expenses	$7,646	$6,894
Employee withholdings and related expenses	1,157	537
Accrued professional fees	2,472	1,003
Accrued sales commission	688	684
Accrued product returns and allowance	148	98
Advance deposits from customers	450	313
Accrued warranty	396	374
Other	4,470	3,827
	$17,427	$13,730

Note 10 - Goodwill and Acquired Intangible Assets, Net

     The Company had goodwill of $0.6 million on its condensed consolidated balance sheets as of September 28, 2014 and June 29, 2014. During the three months ended September 28, 2014 and September 29, 2013, there were no indicators of impairment for the goodwill.

The following table presents details of the intangible assets acquired as a result of acquisitions as of September 28, 2014 and June 29, 2014 (in thousands):

September 28, 2014	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,082	$8,975	$107
Customer relationships	3-7	5,671	5,605	66
Total		$14,753	$14,580	$173

June 29, 2014	Estimated Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net
Technology	4-6	$9,592	$9,318	$274
Customer relationships	3-7	5,671	5,598	73
Total		$15,263	$14,916	$347

The following table presents details of the amortization expense of acquired intangible assets as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Cost of revenues	$36	$35
Operating expenses	10	40
Total	$46	$75

Based on the purchased intangible assets recorded as of  September 28, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal years	Amount
Remainder of FY 2015	$81
2016	73
2017	19
$173

Note 11 - Discontinued Operations and Assets Held For Sale

On July 29, 2014, the Company announced it had commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business as it continues to focus on driving shareholder value and increasing operational efficiencies. The Company currently intends to complete the process within the next twelve months.   The assets of the discontinued operations presented as assets held for sale in the condensed consolidated balance sheet as of September 28, 2014 and consisted of $1.2 million in inventories and $0.1 million in intangible assets. The Company has classified the Oplink Connected business as discontinued operations.

For financial statement purposes, the results of operations for the discontinued operations have been segregated from those of the continuing operations and are presented in the Company's condensed consolidated statements of operations as discontinued operations.

The results of discontinued operations for the three months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenues	$529	$9
Cost of revenues	744	278
Operating expenses	3,634	2,098
Loss from discontinued operations before benefit from income tax	(3,849)	(2,367)
Benefit from income tax	(270)	(378)
Net loss from discontinued operations	$(3,579)	$(1,989)

Note 12 - Stock-Based Compensation

 Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the employee's requisite service period. The Company's stock-based compensation is generally accounted for as an equity instrument.

The following table represents details of stock-based compensation expense by function line item for the three months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Cost of revenues	$96	$108
Research and development	375	409
Sales and marketing	630	626
General and administrative	475	934
Total stock-based compensation expense (1)	$1,576	$2,077

Total stock-based compensation expense related to the Company's discontinued operation business was $0.1 million for the three months ended September 28, 2014 and September 29, 2013, respectively and was included in loss from discontinued operations, net of tax on the condensed consolidated statements of operations.  Stock-based compensation capitalized as inventory was immaterial as of September 28, 2014 and September 29, 2013.

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

Valuation Assumptions

The Company estimates the fair value of stock options and purchase rights under the Company's employee stock purchase plan using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 28, 2014	September 29, 2013
Risk-free interest rate	1.6%	1.30%
Expected term	4.6 years	4.6 years
Dividend yield	1%	0%
Volatility	35%	40%
Weighted average grant-date fair value	$5.13	$7.21

No purchase rights were granted under the Company's employee stock purchase plan during the three months ended September 28, 2014 and September 29, 2013.

Dividend yield is based on annualized dividends per share and the Company's average stock price. Expected volatility is based on the historical volatility of the Company's common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options or purchase rights. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company's employees.

Equity Incentive Program

The Company adopted the 2000 Equity Incentive Plan (the "2000 Plan") in July 2000. The 2000 Plan was terminated in November 2009 immediately upon the effectiveness of the Company's 2009 Equity Incentive Plan (the "2009 Plan"). No further awards will be granted under the 2000 Plan. However, the 2000 Plan will continue to govern awards previously granted under that plan.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options		Awards
(in thousands, except per share data)	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Restricted Stock Awards/Units Outstanding	Weighted Average Grant Date Fair Value
Balance, June 29, 2014	584	2,057	$17.02	522	$19.81
Granted	(339)	7	$17.90	255	$19.16
Exercised or vested	--	(85)	$14.85	(66)	$18.25
Canceled	6	(5)	$14.18	(1)	$20.58
Balance, September 28, 2014	251	1,974	$17.12	710	$19.72

The Company settles employee stock option exercises and RSUs with newly issued common shares.

As of September 28, 2014, the unrecognized stock-based compensation expense related to stock options to purchase the Company's common stock was $2.5 million, which is expected to be recognized over a weighted average period of 2.1 years. The unrecognized stock-based compensation expense related to unvested RSUs was $10.1 million, which is expected to be recognized over a weighted average period of 3.1 years.

A majority of the vested restricted stock units were net share settled. During the three months ended September 28, 2014 and September 29, 2013, the Company withheld less than 0.1 million shares, based upon the Company's closing stock price on the vesting date to settle the employees' minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payments for the employees' tax obligations to the relevant taxing authorities were $0.4 million and $1.1 million for the three months ended September 28, 2014 and September 29, 2013, and were reflected as a financing activity within the condensed consolidated statements of cash flows. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Employee Stock Purchase Plan

The Company's employee stock purchase plan authorizes the granting of stock purchase rights to eligible employees during an offering period not more than 27 months with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. No shares were purchased under the employee stock purchase plan during the three months ended September 28, 2014 and September 29, 2013. As of September 28, 2014, 1.2 million shares were available for issuance under the Company's employee stock purchase plan.

Note 13 – Stockholder's Equity

Repurchase of Common Stock

On May 8, 2014, the Company's Board of Directors approved a program to repurchase up to $40 million of its outstanding common shares. On July 28, 2014, the Company's Board of Directors approved an increase of $40 million to this stock repurchase program to a total of $80 million. In fiscal 2014, the Company repurchased 0.6 million shares at an average price of $16.87 per share for a total purchase price of $10.1 million. During the three months ended September 28, 2014, the Company repurchased 0.7 million shares at an average price of $18.39 per share for a total purchase price of $12.1 million under the program.  As of September 28, 2014, approximately $57.8 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

Dividends

On July 29, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.05 per share of its common stock.  The first payment of $0.9 million was made on August 28, 2014 to stockholders of record as of August 14, 2014.

On October 30, 2014, the Company announced that its board of directors declared a quarterly cash dividend of $0.05 per share of its common stock.  The payment will be made on November 17, 2014 to stockholders of record as of November 10, 2014.

The Company currently anticipates that cash dividends will continue to be paid on a quarterly basis, although the declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination by the Board of Directors that cash dividends are in the best interests of its stockholders.

Note 14 - Commitments and Contingencies

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

Changes in the warranty liability, which is included as a component of "Accrued liabilities" on the condensed consolidated balance sheets as disclosed in Note 9, is as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Balance as of beginning of period	$374	$360
Accruals for warranties issued during the period	111	71
Adjustments related to pre-existing warranties including expirations and changes in estimates	12	(95)
Cost of warranty repair	(101)	(76)
Balance as of end of period	$396	$260

Contractual Obligations

Contractual obligations as of September 28, 2014 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$24,828	$24,409	$419	$--	$--
Operating leases	219	164	52	3	--
Total	$25,047	$24,573	$471	$3	$--

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

Note 15 - Segment

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

The geographic breakdown of revenues by customers' ship-to location was as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenues:
United States	$27,055	$24,442
China	14,526	11,331
Europe	4,486	6,550
Japan	2,714	3,734
Other	8,357	8,716
Total	$57,138	$54,773

The Company's top five customers, although not the same five customers, together accounted for 52 % of revenues for the three months ended September 28, 2014 and September 29, 2013, respectively.

The breakdown of property, plant and equipment, net by geographical location was as follows (in thousands):

	September 28, 2014	June 29, 2014

China	$36,607	$37,827
United States	6,326	6,424
Taiwan	7,908	7,862
Total	$50,841	$52,113

Note 16 - Income Taxes

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
The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

As of September 28, 2014, the Company's total unrecognized tax benefits were $17.0 million, of which $14.6 million, if recognized, would affect the Company's effective tax rate. The Company had accrued interest and penalties related to unrecognized tax benefits of approximately $1.9 million as of September 28, 2014.

The Company is required to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a tax provision of $0.6 million and $1.2 million from its continuing operations for the three months ended September 28, 2014 and September 29, 2013, respectively. The effective tax rate for the three months ended September 28, 2014 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations, related financial information and Audited Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014 filed with the Securities and Exchange Commission ("SEC").

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

We also have a business division, Oplink Connected, which has developed and is selling wireless security and home automation systems that can be monitored and managed with a Smartphone app. The security systems are plug-and-play solutions that are easy to install and eliminate the need for professional installation. As we continue to focus on driving shareholder value and increasing operational efficiencies, we have commenced a process to seek strategic alternatives for Oplink Connected, including a possible sale of all or part of the business. The Oplink Connected business has been classified as discontinued operations, see "Note 11. Discontinued Operations and Assets Held For Sale" in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  For financial statement purposes, the results of operations for discontinued businesses have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations. Unless otherwise indicated, the following discussion pertains only to our continuing operations.

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

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended September 28, 2014 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014 as filed with the SEC. Additional information about these critical accounting policies may be found in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Results of Operations

Revenues

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
Revenues	$57,138	$54,773	$2,365	4.3%

The increase in revenues for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily due to an increase in revenues in our amplifier and routing and switching products as a result of increased unit shipments for these products.  In addition, revenues from our transmission products increased as a result of the ramp up of new products.    Partially offsetting these increases was a decrease in revenues in multiplexing products as a result of lower unit shipments in the three months ended September 28, 2014 compared to the three months ended September 29, 2013.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues. Our top five customers, although not necessarily the same five customers, together accounted for 52% of revenues for the three months ended September 28, 2014 and September 29, 2013, respectively.

For the three months ending December 28, 2014, we expect our revenues to be in the range of $58 million to $62 million.

Gross Profit

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
Gross profit	$18,203	$17,966	$237	1.3%
Gross profit margin	31.9%	32.8%

Gross profit increased for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 primarily due to higher revenues and lower labor costs partially offset by higher direct material costs and increased manufacturing overhead. The gross profit for the three months ended September 28, 2014 and September 29, 2013 was positively impacted by sales of previously reserved inventory of $0.5 million and $0.6 million.

Our gross profit margin decreased for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 primarily due to higher material costs as a percentage of revenues and higher manufacturing overhead expenses as a percentage of revenues, partially offset by lower labor costs as a percentage of revenues.

We expect our gross profit margin for the three months ending December 28, 2014, to increase slightly compared to the three months ended September 28, 2014.

Research and Development (R&D)

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
Research and development	$6,189	$5,699	$490	8.6%
Stock-based compensation	326	368	(42)	(11.4)%
Total expenses	$6,515	6,067	$448	7.4%

Research and development expenses increased $0.4 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The increase was primarily due to higher salary expenses and other employee related compensation expenses.

We expect our R&D expenses, excluding stock-based compensation expense, to increase for the three months ending December 28, 2014 compared to the three months ended September 28, 2014 as a result of R&D material spending related to new product development projects.

Sales and Marketing

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
Sales and marketing	$3,149	$2,970	$179	6.0%
Stock-based compensation	575	583	(8)	(1.4)%
Total expenses	$3,724	3,553	$171	4.8%

Sales and marketing expenses increased $0.2 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The increase was primarily due to increases in salary and other employee related compensation expenses.

We expect our sales and marketing expenses, excluding stock-based compensation expense, to remain at the same level for the three months ending December 28, 2014 compared to the three months ended September 28, 2014.

General and Administrative

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
General and administrative	$2,814	$1,970	$844	42.8%
Stock-based compensation	480	910	(430)	(47.3)%
Total expenses	$3,294	2,880	$414	14.4%

General and administrative expenses increased $0.4 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The increase was primarily due to an increase in legal, advisory and other charges related to certain corporate governance matters, partially offset by a decrease in stock-based compensation expense as a result of less new grants in the three months ended September 28, 2014 compared to September 29, 2013.

We expect our general and administrative expenses, excluding stock-based compensation expense, to decrease for the three months ending December 28, 2014 compared to the three months ended September 28, 2014.

Interest and Other Income, Net

(In thousands, except percentage)				Percentage
	Three Months Ended		Change	Change
	September 28, 2014	September 29, 2013
Interest and other income, net	$173	$32	$141	440.6%

Interest and other income, net increased $0.1 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013.   The increase was primarily attributable to a foreign currency gain during the three months ended September 28, 2014 compared to a foreign currency loss during the three months ended September 29, 2013.

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

We are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. We recorded a tax provision of $0.6 million and $1.2 million from continuing operations for the three months ended September 28, 2014 and September 29, 2013, respectively. The decrease in the tax provision was primarily due to a change in the geographic mix of pre-tax income. The effective tax rate for the three months ended September 28, 2014 differed from the statutory rate primarily due to the mix of foreign earnings, non-deductible stock-based compensation and research and development deduction in China. The effective tax rate could fluctuate in the future due to changes in the taxable income mix between various jurisdictions.

Although we files U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California, Taiwan and China. The tax years 2005 to 2013 remain open in several jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through issuances of equity.  As of September 28, 2014, we had cash, cash equivalents and short-term and long-term investments of $130.0 million and working capital of $182.6 million.

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

Three Months Ended September 28, 2014

Our operating activities, including cash flows from discontinued operations, provided cash of $4.3 million in the three months ended September 28, 2014, a decrease of $0.1 million, compared to the three months ended September 29, 2013.   The net cash provided by operating activities in the three months ended September 28, 2014 was primarily attributable to a net income of $0.6 million adjusted by non-cash charges of $4.3 million, partially offset by a decrease in net working capital of $0.6 million.  Non-cash charges in the three months ended September 28, 2014 included $2.5 million in depreciation and amortization and $1.6 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in accounts receivable of $3.0 million and an increase in prepaid expense and other current assets of $2.5 million, partially offset by an increase in accrued liabilities and other abilities of $3.2 million, an increase in accounts payable of $1.1 million and a decrease in inventory of $0.6 million.

An increase in accounts receivable in the three months ended September 28, 2014 was primarily due to higher shipments in the three months ended September 28, 2014 compared to the three months ended June 29, 2014 and the timing of the shipments. We typically bill customers on an open account basis with net thirty to ninety day payment terms. We would generally expect the level of accounts receivable at the end of any quarter to reflect the level of sales in that quarter and to change from one period to another in a direct relationship to the change in the level of sales. Our level of accounts receivable would increase if shipments are made closer to the end of the quarter, if customers delayed their payments, or if we offered extended payment terms to our customers, all of which are more likely to occur during challenging economic times when our customers may have difficulty gaining access to sufficient credit on a timely basis.

An increase in prepaid expenses and other assets in the three months ended September 28, 2014 was primarily due to increases in the balance of bankers' acceptance notes.

An increase in accrued liabilities and other liabilities in the three months ended September 28, 2014 was primarily due to increases in legal and consulting fees accruals related to the process of seeking strategic alternative for Oplink Connected business and stockholders' activities and an increase in employee withholding related to our employee stock purchase plan.

An increase in accounts payable in the three months ended September 28, 2014 was due to the timing of payments to our vendors and a lower level of inventory purchases.

Our investing activities provided cash of $15.0 million in the three months ended September 28, 2014 primarily due to sales and maturities of investments of $31.0 million, partially offset by purchases of investments of $14.6 million and equipment purchases of $1.4 million. We expect net capital expenditures to be approximately $10 million in fiscal 2015.

Our financing activities used cash of $12.6 million in the three months ended September 28, 2014 due to $12.6 million of cash spent on the repurchase of our common stock, $0.9 million in dividend payments to stockholders and $0.4 million in tax withholding payments related to net share settlements of restricted stock units, partially offset by $1.3 million in proceeds from issuance of common stock in connection with the exercise of stock options.

Three Months Ended September 29, 2013

Our operating activities provided cash of $4.4 million in the three months ended September 29, 2013.   The net cash provided by operating activities in the three months ended September 29, 2013 was primarily attributable to a net income of $2.2 million adjusted by non-cash charges of $4.4 million, partially offset by a decrease in working capital of $2.2 million.  Non-cash charges in the three months ended September 29, 2013 included $2.1 million in depreciation and amortization and $2.1 million in stock-based compensation expense.  Net cash used by working capital related items was primarily driven by an increase in inventory of $5.8 million, partially offset by an increase in accrued liabilities and other liabilities of $2.1 million and an increase in accounts payable of $1.8 million.

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

Off-Balance Sheet Arrangements

As of September 28, 2014, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see "Note 3 - Recent Accounting Pronouncements" in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

Contractual Obligations
Contractual obligations as of September 28, 2014 have been summarized below (in thousands):

		Contractual Obligations Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$24,828	$24,409	$419	$--	$--
Operating leases	219	164	52	3	--
Total	$25,047	$24,573	$471	$3	$--

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk related to fluctuations in interest rates, in foreign currency exchange rates and marketable and non-marketable equity security prices as follows:

Interest Rate Exposure
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in are subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and investments primarily in highly liquid debt instruments of commercial paper, money market funds, government and non-government debt securities and corporate bonds. We invest our excess cash in short-term and long term investments to utilize higher yields generated by these investments. The majority of these investments pay a fixed rate of interest. Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. We do not hold any instruments for trading purposes. As of September 28, 2014 and June 29, 2014, the gross unrealized losses on our debt securities classified as available-for-sale and held-to-maturity securities were immaterial. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity. In addition, we do not believe that we will be required to sell these securities to meet our cash or working capital requirements or contractual or regulatory obligations. Therefore, we have determined that the gross unrealized losses on our debt securities as of September 28, 2014 and June 29, 2014 were temporary in nature. However, liquidating investments before maturity could have a material impact on our interest income. Declines in interest rates could have a material impact on interest income for our investment portfolio.

The following table summarizes our investment in debt securities:

	Carrying	Average Rate	Carrying	Average Rate
	Value as of	of Return as of	Value as of	of Return as of
	September 28,	September 28,	June 29,	June 29,
(in thousands, except percentages)	2014	2014	2014	2014
		(Annualized)		(Annualized)
Investment Securities:
Cash equivalents - variable rate	$15,524	0.06%	$14,697	0.03%
Cash equivalents - fixed rate	--	--	--	--
Short-term investments - fixed rate	74,270	0.30%	87,656	0.28%
Long-term investments - fixed rate	7,149	0.37%	10,442	0.36%
Total	$96,943		$112,795

Foreign Currency Exchange Rate Exposure
We operate in the United States, primarily manufacture in China, and the majority of our sales to date have been made in U.S. dollars. The majority of expenses from our China operations are incurred in the Chinese Renminbi ("RMB"). As a result, currency fluctuations between the U.S. dollar and the RMB could cause foreign currency transaction gains or losses that we would recognize in the period incurred. A 10% fluctuation in the dollar at September 28, 2014 would have an immaterial impact on our net dollar position in outstanding trade receivables and payables.

We use the U.S. dollar as the reporting currency for our consolidated financial statements. Any significant revaluation of the RMB may materially and adversely affect our results of operations upon translation of our Chinese subsidiaries' financial statements into U.S. dollars. We generate a significant amount of our revenue in RMB and the majority of our labor and manufacturing overhead expenses are in RMB. Additionally, a significant portion of our operating expenses are in RMB. Therefore, a fluctuation in RMB against the U.S. dollar could impact our gross profit, gross profit margin and operating expenses upon translation to U.S. dollars. A 10% appreciation or depreciation in RMB against the U.S. dollar would have an immaterial impact on our results of operations for the three months ended September 28, 2014 and September 29, 2013.

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

Equity Price Risk

The privately held companies in which we invested are in the startup or development stage. These investments are inherently risky because the market for the technologies or products these companies are developing is in the early stages and may never materialize. We could lose our entire investments. Our evaluation of the investment in privately held companies is based on the general market conditions, the investee's financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investees' capital structure, liquidation preferences for its capital and other economic variables. As of September 28, 2014 and June 29, 2014, the aggregate cost of investments in privately held companies was $4.9 million, and was included in other assets on our condensed consolidated balance sheets.

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

PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

Item 1A—RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

The following table sets forth information with respect to repurchases of our common stock during the three months ended September 28, 2014 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 30, 2014 – July 27, 2014	186	$16.98	186	$66,772
July 28, 2014 – August 24 , 2014	313	$18.89	313	$60,863
August 25, 2014 – September 28, 2014	158	$19.04	158	$57,851
Total	657	$18.39	657

On May 8, 2014, our Board of Directors approved a program to repurchase up to $40 million of our outstanding common shares. On July 28, 2014, our Board of Directors approved an increase of $40 million to this stock repurchase program to a total of $80 million. In fiscal 2014, we repurchased 0.6 million shares at an average price of $16.87 per share for a total purchase price of $10.1 million. During the three months ended September 28, 2014, we repurchased 0.7 million shares at an average price of $18.39 per share for a total purchase price of $12.1 million under the program.  As of September 28, 2014, approximately $57.8 million was available for future purchase under this share repurchase program. Repurchases under the program will be made in open market or privately negotiated transactions in compliance with the Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.

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

OPLINK COMMUNICATIONS, INC.
Date: November 6, 2014	/S/ Shirley Yin
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